Form 10-Q
period 1997-12-31
NUTRACEUTICAL INTERNATIONAL CORP
filed 1998-03-30
CIK 1050007

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1997

                       Commission file number 000-23731

                    NUTRACEUTICAL INTERNATIONAL CORPORATION
            (Exact name of registrant as specified in its charter)

        Delaware                                        87-0515089
(State of incorporation)                      (IRS Employer Identification No.)

1400 Kearns Boulevard, 2nd Floor, Park City, Utah               84060
    (Address of principal executive office)                  (Zip code)

                                (435) 655-6000
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES          NO   X
                                 ---          ---


At March 30, 1998 the registrant had 11,756,148 shares of common stock outstanding.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                                     INDEX

Description                                                          Page No.

Part I.     Financial Information

          Item 1.   Financial Statements                                    3

                    Condensed Consolidated Balance Sheets -                 3
                    September 30, 1997 and December 31, 1997

                    Condensed Consolidated Statements of Operations -       4
                    Three Months Ended December 31, 1996 and 1997

                    Condensed Consolidated Statements of Cash Flows -       5
                    Three Months Ended December 31, 1996 and 1997

                    Notes to Condensed Consolidated Financial Statements    6

          Item 2.   Management's Discussion and Analysis of Financial      10
                    Condition and Results of Operations

Part II.    Other Information

          Item 2.   Use of Proceeds                                        15

          Item 4.   Submission of Matters to a Vote of Security-Holders    15

          Item 6.   Exhibits and Reports on Form 8-K                       16

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                            (dollars in thousands)

                                                       September 30,          December 31,
                                                       -----------------------------------
                                                           1997 (1)                  1997
                                     ASSETS
Current assets:
     Cash                                              $     4,415            $       711
     Accounts receivable, net                                8,001                  8,724
     Inventories, net                                       20,753                 25,255
     Prepaid expenses and other assets                       1,018                    799
     Deferred income taxes                                     897                    896
                                                       ------------           ------------
          Total current assets                              35,084                 36,385
Property, plant, and equipment, net                         10,711                 10,597
Goodwill, net                                               42,008                 41,703
Other assets, net                                            2,307                  2,135
                                                       ------------           ------------
                                                       $    90,110            $    90,820
                                                       ============           ============

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                 $     7,085            $     5,651
     Current portion of capital lease obligations              181                    151
     Accounts payable                                        6,932                  8,089
     Accrued expenses                                        5,270                  4,707
                                                       ------------           ------------
          Total current liabilities                         19,468                 18,598
Long-term debt                                              52,860                 52,796
Capital lease obligations                                      133                    120
Deferred income taxes, net                                   1,295                  1,500
                                                       ------------           ------------
          Total liabilities                                 73,756                 73,014
                                                       ------------           ------------
Commitments and contingencies
Stockholders' equity:
     Common stock                                               93                     93
     Additional paid-in capital                              9,609                  9,609
     Subscriptions receivable                                  (55)                   (35)
     Retained earnings                                       6,707                  8,139
                                                       ------------           ------------
          Total stockholders' equity                        16,354                 17,806
                                                       ------------           ------------
                                                       $    90,110            $    90,820
                                                       ============           ============

(1) The condensed consolidated balance sheet as of September 30, 1997 has been taken from the audited financial statements at that date.

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)

                 (dollars in thousands, except per share data)

                                               Three months ended December 31,
                                             ----------------------------------
                                                      1996            1997

Net sales                                      $    22,365     $    25,857
Cost of sales                                       11,803          13,857
                                               -----------     -----------
      Gross profit                                  10,562          12,000
                                               -----------     -----------
Operating expenses:
      Selling, general and administrative            6,817           7,771
      Amortization of intangibles                      349             332
                                               -----------     -----------
                                                     7,166           8,103
                                               -----------     -----------
Income from operations                               3,396           3,897
Interest expense, net                                1,705           1,568
                                               -----------     -----------
Income before provision for income taxes             1,691           2,329
Provision for income taxes                             668             897
                                               -----------     -----------
Net income                                     $     1,023     $     1,432
                                               ===========     ===========
Net income per common share:
      Basic earnings per common share          $      0.11     $      0.15
      Diluted earnings per common share        $      0.10     $      0.14

Weighted average common shares outstanding:
      Basic earnings per common share            9,308,583       9,308,583
      Diluted earnings per common share         10,477,862      10,565,905

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                            (dollars in thousands)

                                                                             Three months ended December 31,
                                                                           -----------------------------------
                                                                                 1996                    1997
Cash flows from operating activities:
Net income                                                                    $ 1,023                 $ 1,432
Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
     Depreciation and amortization                                                916                   1,114
     Amortization of debt issuance costs                                          201                     211
     Changes in assets and liabilities:
       Accounts receivable                                                     (1,952)                   (723)
       Inventories                                                                  1                  (4,502)
       Prepaid expenses and other assets                                          327                     219
       Deferred income taxes                                                      236                     204
       Other assets                                                                (3)                   --
       Accounts payable                                                           610                   1,157
       Accrued expenses                                                          (134)                   (563)
                                                                              -------                 -------
            Net cash provided by (used in) operating activities                 1,225                  (1,451)
                                                                              -------                 -------

Cash flows from investing activities:
Purchases of property and equipment                                              (712)                   (668)
                                                                              -------                 -------
            Net cash used in investing activities                                (712)                   (668)
                                                                              -------                 -------
Cash flows from financing activities:
Proceeds from revolving credit facility                                          --                     1,500
Payments on long-term debt                                                       (500)                 (3,062)
Principal payments on capital lease obligations                                   (47)                    (43)
Receipts of subscriptions receivable                                             --                        20
                                                                              -------                 -------
            Net cash used in financing activities                                (547)                 (1,585)
                                                                              -------                 -------
Net decrease in cash                                                              (34)                 (3,704)
Cash at beginning of period                                                     2,321                   4,415
                                                                              -------                 -------
Cash at end of period                                                         $ 2,287                 $   711
                                                                              =======                 =======

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)
                 (dollars in thousands, except per share data)

1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) to present fairly the financial position of Nutraceutical International Corporation (the Company) and its subsidiaries as of December 31, 1997, the results of its operations for the three months ended December 31, 1996 and 1997, and its cash flows for the three months ended December 31, 1996 and 1997, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results for the three months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Accordingly, these financial statements should be read in conjunction with the Company's Registration Statement on Form S-1, as amended, which was filed with the Securities and Exchange Commission and became effective on February 11, 1998.

2.  INVENTORIES, NET

Inventories, net of reserves for obsolete and slow moving inventory, are comprised of the following:

                            September 30,             December 31,
                                    1997                    1997
                            -------------             ------------
Raw materials                   $ 10,090                  $ 11,698
Work-in process                    3,064                     4,326
Finished goods                     7,599                     9,231
                            -------------             ------------
                                $ 20,753                  $ 25,255
                            =============             ============

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)
                 (dollars in thousands, except per share data)

3.  NEW ACCOUNTING STANDARDS

The Company has adopted SFAS No. 128, Earnings per Share. SFAS No. 128 is effective for financial periods ending after December 15, 1997 and requires restatement of all prior-period earnings per share (EPS) data presented. Under this statement, both "basic" EPS and "diluted" EPS are presented on the face of the income statement. As required under SFAS No. 128, both basic EPS and diluted EPS for the three months ended December 31, 1997 and 1996 have been calculated giving effect to the Company's stock reclassification and stock split which occurred subsequent to December 31, 1997 (Note 4). The following table provides a reconciliation of both net income and the number of common shares used in the computations of basic EPS, which utilizes the weighted average number of common shares outstanding without regard to potential common shares, and diluted EPS, which includes all such shares:

                                                      For the Three Months Ended
                                                               December 31,
                                                            1996         1997
                                                     -----------  -----------

Net income (Numerator)                               $     1,023  $     1,432

Weighted average common shares (Denominator):
  Basic weighted average common shares                 9,308,583    9,308,583
  Add:  Dilutive effect of stock options and warrants  1,169,279    1,257,322
                                                     -----------  -----------
  Diluted weighted average common shares              10,477,862   10,565,905
                                                     ===========  ===========
Net income per common share:
  Basic                                              $      0.11  $      0.15
  Diluted                                            $      0.10  $      0.14

4.  SUBSEQUENT EVENTS

On December 10, 1997, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission to offer for sale 3,330,000 shares of common stock (Common Stock) at a par value of $0.01 per share (the Offering) which became effective on February 11, 1998. In connection with the consummation of the Offering, the Company reclassified all of its outstanding shares of capital stock (including entitled

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)
                 (dollars in thousands, except per share data)

preferential amounts) into a single class of Common Stock and authorized a single class of undesignated preferred stock. Upon the reclassification and consummation of the Offering, the Company effected a 7.5291-for-one stock split of all of the outstanding shares of Common Stock and a corresponding adjustment to the number of shares issuable upon exercise of all outstanding warrants and options. After giving effect to the reclassification and stock split, the Company had a total of 9,308,583 shares of Common Stock outstanding. The reclassification and stock split have been retroactively reflected in the balance sheets as of September 30, 1997 and December 31, 1997.

The Company sold an additional 2,144,618 shares of Common Stock in the Offering. Warrants were also exercised to purchase 302,947 shares of Common Stock. After consummation of the Offering, the Company had a total of 11,756,148 shares of Common Stock outstanding. The net proceeds to the Company from the sale of shares of Common Stock was approximately $33,396 which was primarily used to repay existing indebtedness.

On February 25, 1998, the Company replaced its existing credit agreement, under which the Company had outstanding borrowings of $60,178 (before unamortized discount of $2,454), with a new credit agreement (the New Credit Agreement). The Company expects to realize an extraordinary loss on the early extinguishment of the existing credit agreement of approximately $3,126, net of tax, during the three months ended March 31, 1998. The New Credit Agreement makes $70,000 of revolving credit borrowings available to the Company.

In connection with the Offering, the Company approved the Nutraceutical International Corporation 1998 Stock Incentive Plan (the 1998 Stock Plan). The 1998 Stock Plan provides for the issuance of the following types of incentive awards: stock options, stock appreciation rights, restricted stock, performance grants and other types of awards. Options granted under the 1998 Stock Plan may be subject to time vesting and certain other restrictions. An aggregate of 1,050,000 shares of Common Stock have been reserved for issuance under the 1998 Stock Plan, subject to certain adjustments reflecting changes in the Company's capitalization. At the consummation of the offering, options to purchase an aggregate of approximately 250,000 shares of Common Stock were granted to certain employees.

                     NUTRACEUTICAL INTERNATIONAL CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)
                 (dollars in thousands, except per share data)

In connection with the Offering, the Company also approved the Nutraceutical International Corporation Employee Stock Discount Purchase Plan (the Stock Purchase Plan). The Stock Purchase Plan is intended to give employees desiring to do so a convenient means of purchasing shares of Common Stock through payroll deductions. The Company has reserved 750,000 shares of Common Stock for issuance in connection with the Stock Purchase Plan.

In connection with the Offering, the Company also approved the Nutraceutical International Corporation Non-Employee Director Stock Option Plan (the Director Option Plan). The Director Option Plan is intended to encourage stock ownership by certain Directors of the Company and to provide those individuals with an additional incentive to manage the Company in the shareholders' best interest and to provide a form of compensation that will attract and retain highly qualified individuals as members of the Board of Directors. Under the Director Option Plan, 150,000 shares of Common Stock have been reserved for issuance by the Company, subject to certain adjustments reflecting changes in the Company's capitalization.

The Company has executed a lease for a new facility in the Ogden, Utah area in which it will consolidate certain distribution and other operations. The Company will initially lease approximately 252,000 square feet and has options (which are subject to certain contingencies) to lease an additional 63,000 square feet. The Company expects to expend $2,500 to $3,500 in upgrading the facilities and installing tenant improvements during calendar year 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with the response to Part I, Item 1 of this report.

The Company was formed in 1993 by key members of the current management team and Bain Capital, Inc. to effect a consolidation strategy in the highly fragmented vitamin, mineral, herbal and other nutritional supplements industry (the VMS Industry). The Company purchased Solaray, Inc. in October 1993 with a view toward using it as a platform for future acquisitions of businesses in the VMS Industry. In fiscal 1995, the Company completed three additional acquisitions with the purchases of Premier One Products, Inc. in October 1994, Makers of KAL, Inc. in January 1995 and Monarch Nutritional Laboratories, Inc. in September 1995.

Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of net sales for the periods indicated:

                                           Three months ended December 31,
                                        ----------------------------------
                                               1996                   1997

Net sales                                    100.0%                 100.0%
Cost of sales                                 52.8%                  53.6%
                                        -----------           ------------
Gross profit                                  47.2%                  46.4%
Selling, general and administrative           30.5%                  30.0%
Amortization of intangibles                    1.5%                   1.3%
                                        -----------           ------------
Income from operations                        15.2%                  15.1%
Interest expense, net                          7.6%                   6.1%
                                        -----------           ------------
Income before provision for income taxes       7.6%                   9.0%
Provision for income taxes                     3.0%                   3.5%
                                        -----------           ------------
Net income                                     4.6%                   5.5%
                                        ===========           ============
Adjusted EBITDA (1)                           19.6%                  19.7%
                                        ===========           ============
(1)See "- Adjusted EBITDA."

Comparison of the Three Months Ended December 31, 1997 to the Three Months Ended December 31, 1996

Net Sales. Net sales increased by $3.5 million, or 15.6%, to $25.9 million for the three months ended December 31, 1997 (first quarter of fiscal 1998) from $22.4 million for the three months ended December 31, 1996 (first quarter of fiscal 1997). The increase in net sales was primarily the result of increased sales volume and, to a lesser extent, minimal increases in the prices of the Company's products. Such price increases did not contribute significantly to revenue growth. The Company believes that the increased volume was primarily attributable to industry growth as well as to the success of the Company's new product introductions.

Gross Profit. Gross profit increased by $1.4 million, or 13.6%, to $12.0 million for the first quarter of fiscal 1998 from $10.6 million for the first quarter of fiscal 1997. This increase in gross profit was primarily attributable to growth in sales volume. As a percentage of net sales, gross profit decreased to 46.4% for the first quarter of fiscal 1998 from 47.2% for the first quarter of fiscal 1997. This decrease in gross profit as a percentage of net sales was primarily attributable to increased discounts associated with the timing of recurring seasonal promotions which were more significant during the current year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.0 million, or 14.0%, to $7.8 million for the first quarter of fiscal 1998 from $6.8 million for the first quarter of fiscal 1997. As a percentage of net sales, selling, general and administrative expenses decreased to 30.0% for the first quarter of fiscal 1998 from 30.5% for the first quarter of fiscal 1997. This decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to the Company's efforts to implement incentive and cost control programs during periods of sales increase.

Amortization of Intangibles. Amortization of intangibles was $0.3 million for the first quarter of fiscal 1998 and $0.3 million for the first quarter of fiscal 1997. As a percentage of net sales, amortization of intangibles decreased to 1.3% for the first quarter of fiscal 1998 from 1.5% for the first quarter of fiscal 1997. This decrease in amortization of intangibles as a percentage of net sales was primarily attributable to the increase in net sales.

Interest Expense, Net. Interest expense decreased by $0.1 million, or 8.0%, to $1.6 million for the first quarter of fiscal 1998 from $1.7 million for the first quarter of fiscal 1997. As a percentage of net sales, interest expense decreased to 6.1% for the first quarter of fiscal 1998 from 7.6% for the first quarter of fiscal 1997. This decrease in interest expense was primarily attributable to decreased indebtedness associated with the Company's revolving credit facility.

Provision for Income Taxes. The Company's effective tax rate decreased to 38.5% for the first quarter of fiscal 1998 from 39.5% for the first quarter of fiscal 1997. In each fiscal quarter, the effective tax rate is higher than statutory rates primarily due to the non-deductibility for tax purposes of goodwill amortization arising from the Solaray acquisition. The impact of Solaray goodwill on the effective tax rate for the first quarter of fiscal 1998 decreased compared to the first quarter of fiscal 1997 as a result of the Company's higher income before provision for taxes.

Adjusted EBITDA

Adjusted EBITDA (earnings before interest expense, taxes, depreciation and amortization) is a widely used and commonly reported standard measure utilized by analysts and investors in the VMS Industry. The following Adjusted EBITDA information can provide additional information for determining the ability of the Company to meet its debt service requirements and for other comparative analyses of the Company's operating performance relative to other nutritional supplement companies:

                                            Three months ended December 31,
                                          ----------------------------------
                                                   1996                1997

Net income                                  $     1,023         $     1,432
Provision for income taxes                          668                 897
Interest expense, net (1)                         1,705               1,568
Depreciation and amortization                       916               1,114
Certain non-recurring items (2)                      75                  75
                                            -----------         -----------
Adjusted EBITDA                             $     4,387         $     5,086
                                            ===========         ===========

(1) Includes amortization of capitalized debt issuance costs.
(2) Represents management fees paid to Bain Capital, Inc. pursuant to the Restated Advisory Agreement which was terminated in connection with the Offering. The Company does not expect to incur such recurring management fees following the Offering.

The Company's Adjusted EBITDA increased $0.7 million to $5.1 million for the first quarter of fiscal 1998 from $4.4 million for the first quarter of fiscal 1997. Adjusted EBITDA as a percentage of net sales increased to 19.7% from 19.6% for the same periods. The successful implementation of the Company's operating improvements contributed to this increase in EBITDA.

Seasonality

The Company believes that its business is characterized by minor seasonality. Historically, the Company has recorded higher sales volume during the second and third quarters due to increased interest in health-related products among consumers following the holiday season and in anticipation of the summer months. The Company does not believe the impact of seasonality on its results of operations is material. In addition, the Company's sales of premium bulk formulations are characterized by periodic shipments to certain customers and can vary from quarter to quarter.

Liquidity and Capital Resources

The Company had working capital of $17.8 million as of December 31, 1997, compared to $15.6 million as of September 30, 1997. This increase was primarily the result of increases in inventory and accounts receivable due to higher sales levels and decreases in the current portion of long-term debt, related to debt repayments, and accrued expenses offset by a decrease in cash and an increase in accounts payable.

Net cash provided by (used in) operating activities for the three months ended December 31, 1997 was ($1.5) million compared to $1.2 million for the comparable period in fiscal 1997. Net cash provided by operating activities decreased primarily due to increases in inventory and accounts receivable related to higher sales levels and a decrease in accrued expenses, partially offset by increases in accounts payable and net income.

Net cash used in investing activities was $0.7 million for the three months ended December 31, 1997 compared to $0.7 million for the comparable period in fiscal 1997. Investing activities during these periods relate entirely to capital expenditures.

Net cash used in financing activities was $1.6 million for the three months ended December 31, 1997 compared to $0.5 million for the comparable period in fiscal 1997. Net cash used in financing activities increased primarily due to principal payments on long term debt.

The Company's credit agreement at December 31, 1997, consisted of three components: a Term A Loan in the amount of $34.4 million, a Term B Loan in the amount of $15.0 million (before unamortized discount of $2.4 million) and a Revolving Credit Facility in the amount of $10.7 million. In connection with the Offering, the Company negotiated the New Credit Agreement under which the indebtedness existing at December 31, 1997 was refinanced. The New Credit Agreement provides for revolving credit borrowings of $70.0 million with scheduled maturity in 2003. The Company's initial borrowings under the New Credit Agreement were $31.5 million.

A key component of the Company's business strategy is to seek to make additional acquisitions, which will likely require that the Company obtain additional financing, which could include the incurrence of substantial additional indebtedness. The Company believes that based on current levels of operations and anticipated growth, borrowings under the New Credit Agreement, together with cash flows from operations, will be sufficient to make anticipated capital expenditures and fund working capital needs for fiscal 1998.

Recent Financial Accounting Standards Board Statements

SFAS No. 128 changes the method of calculating EPS. The statement requires the presentation of basic EPS and diluted EPS on the face of the statement of operations. SFAS No. 128 is effective for financial statements issued for periods ended after December 15, 1997 and requires restatement of all prior-period EPS data presented.

Inflation


Inflation affects the cost of raw materials, goods and services used by the Company. In recent years, inflation has been modest. The competitive environment somewhat limits the ability of the Company to recover higher costs resulting from inflation by raising prices. Overall product prices have generally been stable and the Company seeks to mitigate the adverse effects of inflation primarily through improved productivity and cost containment programs. The Company does not believe that inflation has had a material impact on its results of operations for the periods presented.

Forward Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the Securities Act). Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. When used in this MD&A, the words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to the Company are intended to identify forward-looking statements, which include statements relating to, among other things, (i) the ability of the Company to continue to successfully compete in the nutritional supplements market; (ii) the anticipated benefits from new product introductions; (iii) the continued effectiveness of the Company's sales and marketing strategy; and (iv) the ability of the Company to continue to successfully develop and launch new products. Actual results could differ materially from those projected in the forward-looking statements as a result of the matters discussed herein and certain economic and business factors, some of which may be beyond the control of the Company.

                          PART II - OTHER INFORMATION

Item 2.  Use of Proceeds

On February 25, 1998, the Company completed the Offering. The net proceeds to the Company from the Offering were approximately $33.4 million. The Company also replaced its existing credit agreement in connection with the Offering. The Company used the net proceeds of the Offering, together with borrowings under the New Credit Agreement and all available cash resources of the Company at such date, to repay all indebtedness under the existing credit agreement (approximately $60.6 million including accrued interest) as well as fees totaling approximately $2.2 million in connection with (i) the termination of an advisory agreement with Bain Capital, Inc. and services rendered in connection with the Offering, (ii) prepayment penalties under the existing credit agreement resulting from replacing such agreement and (iii) origination fees arising from the establishment of the New Credit Agreement.

Item 4.  Submission of Matters to a Vote of Security-Holders.

Pursuant to Section 228 of the General Corporation Law of the State of Delaware, on January 8, 1998, the stockholders of the Company, by written consent without a meeting, adopted resolutions approving the Restated Certificate of Incorporation and the Amended and Restated Bylaws of the Company. Votes (not reflecting reclassification, stock splits or the Offering) cast for the above matters: 997,777.78 against: 0 abstaining: 0.

Pursuant to Section 228 of the General Corporation Law of the State of Delaware, on January 8, 1998, the stockholders of the Company, by written consent without a meeting, adopted resolutions:

      1. Approving a form of Indemnification Agreement for directors and officers of the Company.

      2. Appointing Price Waterhouse LLP as the Company's outside independent accounting firm.

      3. Approving the adoption of the Nutraceutical International Corporation 1998 Stock Incentive Plan.

      4. Approving the adoption of the Nutraceutical International Corporation Employee Stock Discount Purchase Plan.

      5. Approving the adoption of the Nutraceutical International Corporation Non-Employee Director Stock Option Plan.

      6. Electing as directors the following persons:

         (i) Matthew S. Levin and Bruce R. Hough to serve until the annual meeting of stockholders in 1998,

         (ii) Geoffrey S. Rehnert and Jeffrey A. Hinrichs to serve until the annual meeting of stockholders in 1999, and

         (iii) Robert C. Gay and Frank W. Gay II to serve until the annual meeting of stockholders in 2000.

      Votes (not reflecting reclassification, stock splits or the Offering) cast for the above matters: 997,777.78 against: 0 abstaining: 0.

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits

      3.1   Restated Certificate of Incorporation
      3.2   Amended and Restated By-Laws
      10.1 Transaction Services Agreement between the Company and Bain Capital, Inc.
      10.2  Termination Agreement between the Company and Bain Capital, Inc.
      10.3  Nutraceutical International Corporation 1998 Stock Incentive Plan
      10.4 Nutraceutical International Corporation Employee Stock Discount Purchase Plan
      10.5 Nutraceutical International Corporation Non-Employee Director Stock Option Plan
      27.1  Financial Data Schedule

      (b)   Reports on Form 8-K:

            None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION
                                 (Registrant)

Dated:  March 30, 1998     By:  /s/ Leslie M. Brown, Jr.
        --------------         -------------------------
                           Leslie M. Brown, Jr.
                           Senior Vice President, Finance and
                           Chief Financial Officer