Form 10-Q
period 1998-03-31
NUTRACEUTICAL INTERNATIONAL CORP
filed 1998-05-15
CIK 1050007

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549



                                   FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1998

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

                           YES   X      NO
                               -----        -----



At May 15, 1998 the registrant had 11,761,158 shares of common stock outstanding.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                                     INDEX

Description                                                             Page No.
Part I.   Financial Information

          Item 1.   Financial Statements                                   3

                    Condensed Consolidated Balance Sheets -                3
                    September 30, 1997 and March 31, 1998

                    Condensed Consolidated Statements of Operations -      4
                    Three Months and Six Months Ended March 31, 1997 and
                    1998

                    Condensed Consolidated Statements of Cash Flows -      5
                    Six Months Ended March 31, 1997 and 1998

                    Notes to Condensed Consolidated Financial Statements   6

          Item 2.   Management's Discussion and Analysis of Financial      9
                    Condition and Results of Operations

Part II.   Other Information

          Item 1.   Legal Proceedings                                     15

          Item 6.   Exhibits and Reports on Form 8-K                      15

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (unaudited)

                            (dollars in thousands)

                                                  September 30,      March 31,
                                                  -----------------------------
                                                        1997(1)          1998
                    ASSETS
Current assets:
     Cash                                          $    4,415       $    2,049
     Accounts receivable, net                           8,001            8,616
     Inventories, net                                  20,753           26,071
     Prepaid expenses and other assets                  1,018              586
     Deferred income taxes                                897            2,090
                                                   ----------       ----------
          Total current assets                         35,084           39,412

Property, plant and equipment, net                     10,711           10,776
Goodwill, net                                          42,008           41,397
Other assets, net                                       2,307            1,234
                                                   ----------       ----------
                                                   $   90,110       $   92,819
                                                   ==========       ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt             $    7,085       $        -
     Current portion of capital lease obligations         181              119
     Accounts payable                                   6,932            7,399
     Accrued expenses                                   5,270            2,558
                                                   ----------       ----------
          Total current liabilities                    19,468           10,076

Long-term debt                                         52,860           31,500
Capital lease obligations                                 133              107
Deferred income taxes, net                              1,295            1,800
                                                   ----------       ----------
          Total liabilities                            73,756           43,483
                                                   ----------       ----------
Commitments and contingencies
Stockholders' equity:
     Common stock                                          93              118
     Additional paid-in capital                         9,609           42,726
     Subscriptions receivable                             (55)               -
     Retained earnings                                  6,707            6,492
                                                   ----------       ----------
          Total stockholders' equity                   16,354           49,336
                                                   ----------       ----------
                                                   $   90,110       $   92,819
                                                   ==========       ==========

(1) The condensed consolidated balance sheet as of September 30, 1997 has been prepared using information from the audited financial statements at that date.

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)

                 (dollars in thousands, except per share data)

                                                                   Three months ended March 31,      Six months ended March 31,
                                                                  -------------------------------   ----------------------------
                                                                         1997              1998             1997           1998
Net sales                                                         $    25,120      $    27,799      $    47,485     $    53,656
Cost of sales                                                          13,320           14,742           25,123          28,600
                                                                  ------------     -----------      ------------    ------------
     Gross profit                                                      11,800           13,057           22,362          25,056
                                                                  ------------     -----------      ------------    ------------
Operating expenses:
     Selling, general and administrative                                7,283            8,070           14,024          15,767
     Amortization of intangibles                                          335              329              684             660
     Non-recurring payments to management advisors                         75            1,060              150           1,135
                                                                  ------------     -----------      ------------    ------------
                                                                        7,693            9,459           14,858          17,562
                                                                  ------------     -----------      ------------    ------------
Income from operations                                                  4,107            3,598            7,504           7,494
Interest expense, net                                                   1,640            1,188            3,345           2,756
                                                                  ------------     -----------      ------------    ------------
Income before provision for income taxes                                2,467            2,410            4,159           4,738
Provision for income taxes                                                974              928            1,643           1,824
                                                                  ------------     -----------      ------------    ------------
Net income before extraordinary loss                                    1,493            1,482            2,516           2,914
Extraordinary loss on early extinguishment of debt, net of tax              -           (3,129)               -          (3,129)
                                                                  ------------     -----------      ------------    ------------
Net income (loss)                                                 $     1,493      $    (1,647)     $     2,516     $      (215)
                                                                  ============     ===========      ============    ============

Net income before extraordinary loss per common share:
     Basic                                                        $      0.16      $      0.14      $      0.27     $      0.30
     Diluted                                                      $      0.14      $      0.13      $      0.24     $      0.26

Extraordinary loss per common share:
     Basic                                                        $         -      $     (0.30)     $         -     $     (0.32)
     Diluted                                                      $         -      $     (0.27)     $         -     $     (0.28)

Net income (loss) per common share:
     Basic                                                        $      0.16      $     (0.16)     $      0.27     $     (0.02)
     Diluted                                                      $      0.14      $     (0.14)     $      0.24     $     (0.02)

Weighted average common shares outstanding:
     Basic                                                          9,308,583       10,396,389        9,308,583       9,846,509
     Diluted                                                       10,501,134       11,602,100       10,489,498      11,078,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)

                            (dollars in thousands)

                                                                                SIX MONTHS ENDED MARCH 31,
                                                                        ----------------------------------------
                                                                                1997                1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $  2,516            $    (215)
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                                             1,883                2,292
    Amortization of debt issuance costs                                         404                  362
    Extraordinary loss on early
       extinguishment of debt, net of tax                                         -                3,129
    Changes in assets and liabilities:
       Accounts receivable                                                   (2,418)                (615)
       Inventories                                                           (2,206)              (5,318)
       Prepaid expenses and other assets                                        258                  432
       Deferred income taxes                                                    472                1,116
       Other assets                                                              (3)                 (20)
       Accounts payable                                                       3,033                  467
       Accrued expenses                                                         275               (2,712)
                                                                           --------            ---------
         Net cash provided by (used in) operating activities                  4,214               (1,082)
                                                                           --------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                          (1,812)              (1,697)
                                                                           --------            ---------
         Net cash used in investing activities                               (1,812)              (1,697)
                                                                           --------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility                                           -               33,000
Payments on revolving credit facility                                        (1,950)             (10,740)
Payments on long-term debt                                                     (500)             (53,265)
Principal payments on capital lease obligations                                 (92)                 (88)
Payments of deferred financing fees                                               -               (1,691)
Receipt of subscriptions receivable                                              17                   55
Proceeds from issuance of common stock                                            -               33,142
                                                                           --------            ---------
         Net cash provided by (used in) financing activities                 (2,525)                 413
                                                                           --------            ---------
Net decrease in cash                                                           (123)              (2,366)
Cash at beginning of period                                                   2,321                4,415
                                                                           --------            ---------
Cash at end of period                                                      $  2,198            $   2,049
                                                                           ========            =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)

                 (dollars in thousands, except per share data)


1.  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) to present fairly the financial position of Nutraceutical International Corporation (the Company) and its subsidiaries as of March 31, 1998, the results of its operations for the three months and six months ended March 31, 1997 and 1998, and its cash flows for the six months ended March 31, 1997 and 1998, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results for the three months and six months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Accordingly, these financial statements should be read in conjunction with the Company's Registration Statement on Form S-1, as amended, which was filed with the Securities and Exchange Commission and became effective on February 11, 1998 (the Registration Statement).

2.  INVENTORIES, NET

Inventories, net of reserves for obsolete and slow moving inventory, are comprised of the following:


                                        September 30,       March 31,
                                                 1997            1998
                                        -------------    ------------
Raw materials                           $      10,090    $     11,353
Work-in-process                                 3,064           4,176
Finished goods                                  7,599          10,542
                                        -------------    ------------

                                        $      20,753    $     26,071
                                        =============    ============

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)

                 (dollars in thousands, except per share data)


3.  COMMON STOCK TRANSACTIONS

On February 19, 1998, the Company completed the initial public offering (the Offering) of its common stock (Common Stock), par value $0.01 per share.

In connection with the Offering, the Company reclassified all of its outstanding classes of capital stock (including accrued preference amounts) into shares of Common Stock and authorized a single class of undesignated preferred stock. Concurrently with the Offering, the Company effected a 7.5291-for-one stock split of all outstanding shares of Common Stock and a corresponding adjustment in the number of shares issuable upon the exercise of all outstanding options and warrants. After giving effect to the reclassification and stock split, the Company had 9,308,583 shares of Common Stock outstanding and no shares of preferred stock outstanding. The reclassification and stock split have been retroactively reflected in the accompanying financial statements.

The Company sold 2,144,618 shares of Common Stock in the Offering and certain selling stockholders sold an additional 1,684,882 shares of Common Stock (including shares sold pursuant to the underwriters overallotment option). Of the shares sold by the selling stockholders, 302,947 shares were issued in connection with the Offering upon the exercise of outstanding warrants. Immediately following the Offering, the Company had a total of 11,756,148 shares of Common Stock outstanding. The net proceeds to the Company from the sale of shares in the Offering of approximately $33,142 were primarily used to repay existing indebtedness. In addition, the Company recorded a one-time payment related to the termination of a management advisory agreement and for services rendered in connection with the Offering.

4.  DEBT TRANSACTIONS

On February 25, 1998, the Company replaced its existing credit agreement, under which the Company had outstanding borrowings of $60,178 (before unamortized discount of $2,454), with a new credit agreement (the New Credit Agreement). The Company realized an extraordinary loss on the early extinguishment of the existing credit agreement of approximately $3,129, net of tax of $1,804, during the three months ended March 31, 1998. The New Credit Agreement makes $70,000 of revolving credit borrowings available to the Company, of which $31,500 was outstanding at March 31, 1998.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)

                 (dollars in thousands, except per share data)


5.  NEW ACCOUNTING STANDARDS

The Company has adopted SFAS No. 128, "Earnings per Share". SFAS No. 128 is effective for fiscal periods ending after December 15, 1997 and requires restatement of all prior-period earnings per share (EPS) data presented. Under this statement, both "basic" EPS and "diluted" EPS are presented on the face of the income statement. As required under SFAS No. 128, both basic EPS and diluted EPS for the three months and six months ended March 31, 1997 and 1998 have been calculated giving retroactive effect to the Company's stock reclassification and stock split which occurred in February of 1998. The following table provides a reconciliation of both net income and the number of common shares used in the computations of basic EPS, which utilizes the weighted average number of common shares outstanding without regard to potential common shares, and diluted EPS, which includes all such shares:

                                                                      For the Three Months Ended      For the Six Months Ended
                                                                                 March 31,                     March 31,
                                                                             1997           1998            1997           1998
                                                                      ------------  -------------    ------------  -------------
Net income (Numerator):
  Net income before extraordinary loss                               $      1,493   $      1,482     $     2,516   $      2,914
  Extraordinary loss on early extinguishment of debt, net of tax                -         (3,129)              -         (3,129)
                                                                     -------------  -------------    ------------  -------------
  Net income                                                         $      1,493   $     (1,647)    $     2,516   $       (215)
                                                                     =============  =============    ============  =============
Weighted average common shares (Denominator):
  Basic weighted average common shares                                  9,308,583     10,396,389       9,308,583      9,846,509
  Add: Dilutive effect of stock options and warrants                    1,192,551      1,205,711       1,180,915      1,231,516
                                                                     -------------  -------------    ------------  -------------

  Diluted weighted average common shares                               10,501,134     11,602,100      10,489,498     11,078,025
                                                                     =============  =============    ============  =============
Net income before extraordinary loss per common share:
  Basic                                                              $       0.16   $       0.14     $      0.27   $       0.30
  Diluted                                                            $       0.14   $       0.13     $      0.24   $       0.26

Extraordinary loss per common share:
  Basic                                                              $          -   $      (0.30)    $         -   $      (0.32)
  Diluted                                                            $          -   $      (0.27)    $         -   $      (0.28)

Net income (loss) per common share:
  Basic                                                              $       0.16   $      (0.16)    $      0.27   $      (0.02)
  Diluted                                                            $       0.14   $      (0.14)    $      0.24   $      (0.02)

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

RESULTS OF OPERATIONS

The following table sets forth certain consolidated statement of operations data as a percentage of net sales for the periods indicated:

                                                                      Three months ended March 31,       Six months ended March 31,
                                                                      -----------------------------      --------------------------
                                                                          1997                 1998          1997           1998
Net sales                                                               100.0%               100.0%        100.0%         100.0%
Cost of sales                                                            53.0%                53.0%         52.9%          53.3%
                                                                      --------            ---------      --------       --------
Gross profit                                                             47.0%                47.0%         47.1%          46.7%
Selling, general and administrative                                      29.0%                29.0%         29.5%          29.4%
Amortization of intangibles                                               1.4%                 1.2%          1.4%           1.2%
Non-recurring payments to management advisors                             0.3%                 3.9%          0.4%           2.1%
                                                                      --------            ---------      --------       --------
Income from operations                                                   16.3%                12.9%         15.8%          14.0%
Interest expense, net                                                     6.5%                 4.2%          7.0%           5.2%
                                                                      --------            ---------      --------       --------
Income before provision for income taxes                                  9.8%                 8.7%          8.8%           8.8%
Provision for income taxes                                                3.9%                 3.4%          3.5%           3.4%
                                                                      --------            ---------      --------       --------
Net income before extraordinary loss                                      5.9%                 5.3%          5.3%           5.4%

Extraordinary loss on early extinguishment of debt, net of tax               -                -11.2%            -          -5.8%
                                                                      --------            ---------      --------       --------
Net income (loss)                                                         5.9%                -5.9%          5.3%          -0.4%
                                                                      ========            =========      ========       ========
Adjusted EBITDA (1)                                                      20.5%                21.0%         20.1%          20.4%
                                                                      ========            =========      ========       ========

(1) See "-Adjusted EBITDA."

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 TO THE THREE MONTHS ENDED MARCH 31, 1997

Net Sales. Net sales increased by $2.7 million, or 10.7%, to $27.8 million for the three months ended March 31, 1998 (second quarter of fiscal 1998) from $25.1 million for the three months ended March 31, 1997 (second quarter of fiscal
1997). The increase in net sales was primarily the result of increased sales volume and, to a lesser extent, minimal increases in the prices of the Company's products. Such price increases did not contribute significantly to revenue growth. The Company believes that the increased volume was primarily attributable to industry growth as well as to the success of the Company's new product introductions.

Gross Profit.   Gross profit increased by $1.3 million, or 10.7%, to $13.1 million for the second quarter of fiscal 1998 from $11.8 million for the second quarter of fiscal 1997. This increase in gross profit was primarily attributable to growth in sales volume. As a percentage of net sales, gross profit remained strong and stable at 47.0% for both the second quarter of fiscal 1998 and the second quarter of fiscal 1997.

Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased by $0.8 million, or 10.8%, to $8.1 million for the second quarter of fiscal 1998 from $7.3 million for the second quarter of fiscal 1997. As a percentage of net sales, selling, general and administrative expenses remained flat at 29.0% for the second quarter of fiscal 1998 and the second quarter of fiscal 1997.

Amortization of Intangibles.   Amortization of intangibles was $0.3 million for
the second quarter of fiscal 1998 and $0.3 million for the second quarter of fiscal 1997. As a percentage of net sales, amortization of intangibles decreased to 1.2% for the second quarter of fiscal 1998 from 1.4% for the second quarter of fiscal 1997. This decrease in amortization of intangibles as a percentage of net sales was primarily attributable to the increase in net sales.

Non-recurring Payments to Management Advisors. Non-recurring payments to management advisors of $1.1 million for the second quarter of fiscal 1998 and $0.1 million for the second quarter of fiscal 1997 were recognized. The payments recognized in the second quarter of fiscal 1997 were made pursuant to an advisory agreement, which was terminated in connection with the Offering. The payments recognized in the second quarter of fiscal 1998 were made primarily for the termination of the advisory agreement and for services rendered in connection with the Offering. The Company does not expect to incur such payments in the future.

Interest Expense, Net.   Interest expense decreased by $0.4 million, or 27.6%,
to $1.2 million for the second quarter of fiscal 1998 from $1.6 million for the second quarter of fiscal 1997. As a percentage of net sales, interest expense decreased to 4.2% for the second quarter of fiscal 1998 from 6.5% for the second quarter of fiscal 1997. This decrease in interest expense was primarily attributable to decreased indebtedness resulting from the Company's use of proceeds generated in the Offering.

Provision for Income Taxes.   The Company's effective tax rate decreased to
38.5% for the second quarter of fiscal 1998 from 39.5% for the second quarter of fiscal 1997. In each fiscal quarter, the effective tax rate is higher than statutory rates primarily due to the non-deductibility for tax purposes of goodwill amortization arising from the Solaray acquisition. The impact of Solaray goodwill on the effective tax rate for fiscal 1998 compared to fiscal 1997 is expected to decline as a result of the Company's higher projected income before provision for taxes.

Extraordinary Loss on Early Extinguishment of Debt. An extraordinary loss on early extinguishment of debt of $3.1 million, net of tax, was recognized during the second quarter of fiscal 1998 in connection with the repayment of indebtedness related to the existing credit agreement and the establishment of the New Credit Agreement, which was consummated simultaneously with the Offering.

COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 1998 TO THE SIX MONTHS ENDED MARCH 31, 1997

Net Sales.   Net sales increased by $6.2 million, or 13.0%, to $53.7 million for the six months ended March 31, 1998 from $47.5 million for the six months ended March 31, 1997. The increase in net sales was primarily the result of increased sales volume and, to a lesser extent, minimal increases in the prices of the Company's products. Such price increases did not contribute significantly to revenue growth. The Company believes that the increased volume was primarily attributable to industry growth as well as to the success of the Company's new product introductions.

Gross Profit.   Gross profit increased by $2.7 million, or 12.0%, to $25.1 million for the six months ended March 31, 1998 from $22.4 million for the six months ended March 31, 1997. This increase in gross profit was primarily attributable to growth in sales volume. As a percentage of net sales, gross profit decreased to 46.7% for the six months ended March 31, 1998 from 47.1% for the six months ended March 31, 1997. This decrease in gross profit as a percentage of net sales was primarily attributable to increased discounts during the current year.

Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased by $1.8 million, or 12.4%, to $15.8 million for the six months ended March 31, 1998 from $14.0 million for the six months ended March 31, 1997. As a percentage of net sales, selling, general and administrative expenses decreased to 29.4% for the six months ended March 31, 1998 from 29.5% for the six months ended March 31, 1997. This decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to the Company's efforts to implement cost control programs during periods of sales increase.

Amortization of Intangibles.   Amortization of intangibles was $0.7 million for
the six months ended March 31, 1998 and $0.7 million for the six months ended March 31, 1997. As a percentage of net sales, amortization of intangibles decreased to 1.2% for the six months ended March 31, 1998 from 1.4% for the six months ended March 31, 1997. This decrease in amortization of intangibles as a percentage of net sales was primarily attributable to the increase in net sales.

Non-recurring Payments to Management Advisors. Non-recurring payments to management advisors of $1.1 million for the six months ended March 31, 1998 and $0.2 million for the six months ended March 31, 1997 were recognized. The payments recognized for the six months ended March 31, 1997 were made pursuant to an advisory agreement which was terminated in connection with the Offering. The payments recognized for the six months ended March 31, 1998 were made primarily for the termination of the advisory agreement and for services rendered in connection with the Offering. The Company does not expect to incur such payments in the future.

Interest Expense, Net.   Interest expense decreased by $0.5 million, or 17.6%,
to $2.8 million for the six months ended March 31, 1998 from $3.3 million for the six months ended March 31, 1997. As a percentage of net sales, interest expense decreased to 5.2% for the six months ended March 31, 1998 from 7.0% for the six months ended March 31, 1997. This decrease in interest expense was primarily attributable to decreased indebtedness resulting from the Company's use of proceeds generated in the Offering.

Provision for Income Taxes.   The Company's effective tax rate decreased to
38.5% for the six months ended March 31, 1998 from 39.5% for the six months ended March 31, 1997. In each fiscal year, the effective tax rate is higher than statutory rates primarily due to the non-deductibility for tax purposes of goodwill amortization arising from the Solaray acquisition. The impact of Solaray goodwill on the effective tax rate for the six months ended March 31, 1998 decreased compared to the six months ended March 31, 1997 as a result of the Company's higher income before provision for taxes.

Extraordinary Loss on Early Extinguishment of Debt. An extraordinary loss on early extinguishment of debt of $3.1 million, net of tax, was recognized during the six months ended March 31, 1998 in connection with the repayment of indebtedness related to the existing credit agreement and the establishment of the New Credit Agreement, which was consummated simultaneously with the Offering.

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

                                             Three months ended March 31,      Six months ended March 31,
                                           --------------------------------  ----------------------------
                                                    1997             1998        1997              1998
Net income before extraordinary loss         $     1,493         $   1,482     $   2,516       $   2,914
Provision for income taxes                           974               928         1,643           1,824
Interest expense, net (1)                          1,640             1,188         3,345           2,756
Depreciation and amortization                        967             1,177         1,883           2,292
Non-recurring payments to management
 advisors (2)                                         75             1,060           150           1,135
                                           --------------        ----------    ----------      ----------
                                             $     5,149         $   5,835     $   9,537       $  10,921
Adjusted EBITDA                            ==============        ==========    ==========      ==========

(1) Includes amortization of capitalized debt issuance costs.
(2) Represents payments to management advisors for services provided, including services rendered in connection with the Offering. The Company does not expect to incur such payments in the future.

The Company's Adjusted EBITDA increased $0.7 million to $5.8 million for the second quarter of fiscal 1998 from $5.1 million for the second quarter of fiscal 1997. Adjusted EBITDA increased $1.4 million to $10.9 million for the six months ended March 31, 1998 from $9.5 million for the six months ended March 31, 1997. Adjusted EBITDA as a percentage of net sales increased to 21.0% for the second quarter of fiscal 1998 from 20.5% for the second quarter of fiscal 1997. Adjusted EBITDA as a percentage of net sales increased to 20.4% for the six months ended March 31, 1998 from 20.1% for the six months ended March 31, 1997. Increased sales volume and the successful implementation of the Company's operating improvements contributed to this increase in Adjusted EBITDA.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $29.3 million as of March 31, 1998, compared to $15.6 million as of September 30, 1997. This increase in working capital was primarily the result of (i) increases in inventory and accounts receivable due to higher sales levels and the Company's efforts to expand inventory levels in connection with the expected consolidation of certain distribution and other operations, (ii) a decrease in the current portion of long-term debt related to debt repayments, (iii) a decrease in accrued expenses offset by a decrease in cash and (iv) an increase in deferred income taxes related to the early extinguishment of debt in connection with the New Credit Facility, which was consummated simultaneously with the Offering.

Net cash provided by (used in) operating activities for the six months ended March 31, 1998 was ($1.1) million compared to $4.2 million for the comparable period in fiscal 1997. Net cash flows from operating activities decreased primarily due to (i) increases in inventory and accounts receivable related to higher sales levels and the Company's efforts to expand inventory levels in connection with the expected consolidation of certain distribution and other operations and (ii) a decrease in accrued expenses related to the payment of previously accrued performance incentives.

Net cash used in investing activities was $1.7 million for the six months ended March 31, 1998 compared to $1.8 million for the comparable period in fiscal 1997. Investing activities during these periods relate entirely to capital expenditures.

Net cash provided by (used in) financing activities was $0.4 million for the six months ended March 31, 1998 compared to ($2.5) million for the comparable period in fiscal 1997. Net cash flows from financing activities increased primarily due to the Offering and the New Credit Facility.

On February 25, 1998, the Company replaced its existing credit agreement, under which the Company had outstanding borrowings of $60,178 (before unamortized discount of $2,454), with the New Credit Agreement. The Company realized an extraordinary loss on the early extinguishment of the existing credit agreement of approximately $3,129, net of tax, during the six months ended March 31, 1998. The New Credit Agreement makes $70,000 of revolving credit borrowings available to the Company, of which $31,500 was outstanding at March 31, 1998.

A key component of the Company's business strategy is to seek to make additional acquisitions, which could require the Company to incur substantial additional indebtedness. The Company believes that based on current levels of operations and anticipated growth, borrowings under the New Credit Agreement, together with cash flows from operations, will be sufficient to make anticipated capital expenditures and fund working capital needs for fiscal 1998.

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which became effective for fiscal years beginning after December 15, 1997 and established standards for the way that public business enterprises report information about operating segments in annual and quarterly financial statements. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. The Company is currently assessing the impact of SFAS No. 131 on its financial statements.

The American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which became effective for fiscal years beginning after December 15, 1997 and established standards for the way that public business enterprises account for the costs of internal use computer software. The Company is currently assessing the impact of SOP 98-1 on its financial statements.

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

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

As discussed in the Registration Statement, the Company is subject to regulation by a number of federal, state and foreign agencies and is involved in various legal matters which arise in the normal course of business. Recent material developments in regulatory and legal matters referred to in the Registration Statement include the following: (i) the Company has reached an agreement to resolve the matter involving the former international distributor of Old Premier; (ii) the Company has resolved the private plaintiff aspect of the Proposition 65 matter arising from the notice dated January 20, 1998; (iii) the FDA is investigating the aforementioned matter with the Company's cooperation; and (iv) the FDA has issued proposed final labeling regulations regarding structure/function claims, which may require additional changes to certain labels.

In the opinion of management, the Company's liability, if any, arising from regulatory and legal proceedings related to these matters and others in which it is involved is not expected to have a material adverse impact on the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)   Exhibits:

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



Dated:  May 15, 1998     By: /s/ Leslie M. Brown, Jr.
      --------------        -------------------------
                         Leslie M. Brown, Jr.
                         Senior Vice President, Finance and Chief Financial
                          Officer