Form 10-Q
period 1998-06-30
NUTRACEUTICAL INTERNATIONAL CORP
filed 1998-08-14
CIK 1050007

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549



                                   FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1998

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



At August 14, 1998 the registrant had 11,764,879 shares of common stock outstanding.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                                     INDEX



Description                                                                                                          Page No.
Part I.         Financial Information

                Item 1.        Financial Statements                                                                        3

                               Condensed Consolidated Balance Sheets -                                                     3
                               September 30, 1997 and June 30, 1998

                               Condensed Consolidated Statements of Operations -                                           4
                               Three Months and Nine Months Ended June 30, 1997 and 1998

                               Condensed Consolidated Statements of Cash Flows -                                           5
                               Nine Months Ended June 30, 1997 and 1998

                               Notes to Condensed Consolidated Financial Statements                                        6

                Item 2.        Management's Discussion and Analysis of Financial                                          10
                               Condition and Results of Operations

Part II.        Other Information

                Item 1.        Legal Proceedings                                                                          17

                Item 6.        Exhibits and Reports on Form 8-K                                                           17


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (unaudited)

                            (dollars in thousands)


                                                           September 30,               June 30,
                                                       ----------------------------------------
                                                               1997 (1)                    1998
                     ASSETS
Current assets:
        Cash                                           $          4,415        $          2,460
        Accounts receivable, net                                  8,001                   8,506
        Inventories, net                                         20,753                  23,424
        Prepaid expenses and other assets                         1,018                     946
        Deferred income taxes                                       897                     614
                                                       ----------------        ----------------
               Total current assets                              35,084                  35,950

Property, plant and equipment, net                               10,711                  10,727
Goodwill, net                                                    42,008                  41,092
Other assets, net                                                 2,307                   1,348
                                                       ----------------        ----------------
                                                       $         90,110        $         89,117
                                                       ================        ================

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Current portion of long-term debt              $          7,085        $              -
        Current portion of capital lease obligations                181                      91
        Accounts payable                                          6,932                   6,433
        Accrued expenses                                          5,270                   2,046
                                                       ----------------        ----------------
               Total current liabilities                         19,468                   8,570

Long-term debt                                                   52,860                  27,500
Capital lease obligations                                           133                      95
Deferred income taxes, net                                        1,295                   1,804
                                                       ----------------        ----------------
               Total liabilities                                 73,756                  37,969
                                                       ----------------        ----------------

Commitments and contingencies
Stockholders' equity:
        Common stock                                                 93                     118
        Additional paid-in capital                                9,609                  42,814
        Subscriptions receivable                                    (55)                      -
        Retained earnings                                         6,707                   8,216
                                                       ----------------        ----------------
               Total stockholders' equity                        16,354                  51,148
                                                       ================        ================
                                                       $         90,110        $         89,117
                                                       ================        ================

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

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)

                 (dollars in thousands, except per share data)

                                                                   Three months ended June 30,         Nine months ended June 30,
                                                                 ------------------------------      -------------------------------
                                                                         1997              1998            1997               1998
Net sales                                                        $     24,795        $   25,004      $   72,281        $    78,660
Cost of sales                                                          13,255            13,977          38,378             42,576
                                                                 ------------        ----------      ----------        -----------
        Gross profit                                                   11,540            11,027          33,903             36,084
                                                                 ------------        ----------      ----------        -----------
Operating expenses:
        Selling, general and administrative                             6,837             7,304          20,862             23,071
        Amortization of intangibles                                       332               327           1,016                988
        Non-recurring payments to management advisors                      75                 -             225              1,135
                                                                 ------------        ----------      ----------        -----------
                                                                        7,244             7,631          22,103             25,194
                                                                 ------------        ----------      ----------        -----------
Income from operations                                                  4,296             3,396          11,800             10,890
Interest expense, net                                                   1,598               593           4,944              3,348
                                                                 ------------        ----------      ----------        -----------
Income before provision for income taxes                                2,698             2,803           6,856              7,542
Provision for income taxes                                              1,066             1,079           2,708              2,904
                                                                 ------------        ----------      ----------        -----------
Net income before extraordinary loss                                    1,632             1,724           4,148              4,638
Extraordinary loss on early extinguishment of debt, net of tax              -                 -               -             (3,129)
                                                                 ------------        ----------      ----------        -----------
Net income                                                       $      1,632        $    1,724      $    4,148        $     1,509
                                                                 ============        ==========      ==========        ===========

Net income before extraordinary loss per common share:
        Basic                                                    $       0.18        $     0.15      $     0.45        $      0.44
        Diluted                                                  $       0.16        $     0.14      $     0.40        $      0.40

Extraordinary loss per common share:
        Basic                                                    $          -        $        -      $        -        $     (0.30)
        Diluted                                                  $          -        $        -      $        -        $     (0.27)

Net income per common share:
        Basic                                                    $       0.18        $     0.15      $     0.45        $      0.14
        Diluted                                                  $       0.16        $     0.14      $     0.40        $      0.13

Weighted average common shares outstanding:
        Basic                                                       9,308,583        11,759,671       9,308,583         10,484,230
        Diluted                                                    10,512,631        12,762,474      10,497,209         11,639,508


 The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)

                            (dollars in thousands)

                                                                                     Nine months ended June 30,
                                                                            ------------------------------------------------
                                                                                      1997                       1998
Cash flows from operating activities:
Net income                                                                  $        4,148             $        1,509
Adjustments to reconcile net income to net cash provided by
     operating activities:
        Depreciation and amortization                                                2,934                      3,464
        Amortization of debt issuance costs                                            609                        416
        Loss on disposal of property and equipment                                       -                         10
        Extraordinary loss on early extinguishment of debt, net of tax                   -                      3,129
        Changes in assets and liabilities:
           Accounts receivable                                                      (2,155)                      (505)
           Inventories                                                              (4,065)                    (2,671)
           Prepaid expenses and other assets                                           270                         72
           Deferred income taxes                                                       708                      2,597
           Other assets                                                                 (3)                      (211)
           Accounts payable                                                          1,313                       (499)
           Accrued expenses                                                            172                     (3,224)
                                                                            --------------             --------------
                   Net cash provided by operating activities                         3,931                       4,087
                                                                            --------------             ---------------

Cash flows from investing activities:
Purchases of property and equipment                                                 (2,695)                     (2,502)
                                                                            --------------             ---------------
                   Net cash used in investing activities                            (2,695)                     (2,502)
                                                                            --------------             ---------------

Cash flows from financing activities:
Proceeds from revolving credit facility                                                  -                      33,000
Payments on revolving credit facility                                               (1,950)                    (14,740)
Payments on long-term debt                                                            (500)                    (53,265)
Payments on capital lease obligations                                                 (137)                       (129)
Payments of deferred financing fees                                                      -                      (1,691)
Receipt of subscriptions receivable                                                     17                          55
Proceeds from issuance of common stock                                                   -                      33,230
                                                                            --------------             ---------------
                   Net cash used in financing activities                            (2,570)                     (3,540)
                                                                            --------------             ---------------
Net decrease in cash                                                                (1,334)                     (1,955)
Cash at beginning of period                                                          2,321                       4,415
                                                                            ==============             ===============
Cash at end of period                                                       $          987             $         2,460
                                                                            ==============             ===============

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

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)

                 (dollars in thousands, except per share data)


1.  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) to present fairly the financial position of Nutraceutical International Corporation (the Company) and its subsidiaries as of June 30, 1998, the results of its operations for the three months and nine months ended June 30, 1997 and 1998, and its cash flows for the nine months ended June 30, 1997 and 1998, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results for the three months and nine months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

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

2.  INVENTORIES, NET

Inventories, net of reserves for obsolete and slow moving inventory, are comprised of the following:

                                               September 30,    June 30,
                                                        1997        1998
                                               -------------    --------

Raw materials                                       $ 10,090    $  9,970
Work-in-process                                        3,064       4,206
Finished goods                                         7,599       9,248
                                                    --------    --------

                                                    $ 20,753    $ 23,424
                                                    ========    ========

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

The Company sold 2,144,618 shares of Common Stock in the Offering and certain selling stockholders sold an additional 1,684,882 shares of Common Stock (including shares sold pursuant to the underwriters overallotment option). Of the shares being sold by the selling stockholders, 302,947 shares were issued in connection with the Offering upon the exercise of outstanding warrants. Immediately following the Offering, the Company had a total of 11,756,148 shares of Common Stock outstanding. The net proceeds to the Company from the sale of shares in the Offering of approximately $33,142 were primarily used to repay existing indebtedness. In addition, the Company recorded a one-time payment related to the termination of a management advisory agreement and for services rendered in connection with the Offering.

4.  DEBT TRANSACTIONS

On February 25, 1998, the Company replaced its existing credit agreement, under which the Company had outstanding borrowings of $60,178 (before unamortized discount of $2,454), with a new credit agreement (the New Credit Agreement). The Company realized an extraordinary loss on the early extinguishment of the existing credit agreement of approximately $3,129, net of tax of $1,804.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)

                 (dollars in thousands, except per share data)


The New Credit Agreement makes $70,000 of revolving credit borrowings available to the Company, of which $27,500 was outstanding at June 30, 1998.

5.  NEW ACCOUNTING STANDARDS

The Company has adopted SFAS No. 128, Earnings per Share. SFAS No. 128 is effective for fiscal periods ending after December 15, 1997 and requires restatement of all prior-period earnings per share (EPS) data presented. Under this statement, both "basic" EPS and "diluted" EPS are presented on the face of the income statement. As required under SFAS No. 128, both basic EPS and diluted EPS for the three months and nine months ended June 30, 1997 and 1998 have been calculated giving retroactive effect to the Company's stock reclassification and stock split which occurred in February of 1998. The following table provides a reconciliation of both net income and the number of common shares used in the computations of basic EPS, which utilizes the weighted average number of common shares outstanding without regard to potential common shares, and diluted EPS, which includes all such shares:

                                                            Three months ended June 30,        Nine months ended June 30,
                                                          -------------------------------      ---------------------------
                                                                 1997                1998               1997          1998
Net income (Numerator):
  Net income before extraordinary loss                    $     1,632      $        1,724      $       4,148   $     4,638
  Extraordinary loss on early extinguishment of
   debt, net of tax                                                 -                   -                  -        (3,129)
                                                          -----------      --------------      -------------   -----------
  Net income                                              $     1,632      $        1,724      $       4,148   $     1,509
                                                          ===========      ==============      =============   ===========

Weighted average common shares (Denominator):
  Basic weighted average common shares                      9,308,583          11,759,671          9,308,583    10,484,230
  Add:  Dilutive effect of stock options and warrants       1,204,048           1,002,803          1,188,626     1,155,278
                                                          -----------      --------------      -------------   -----------

  Diluted weighted average common shares                   10,512,631          12,762,474         10,497,209    11,639,508
                                                          ===========      ==============      =============   ===========

Net income before extraordinary loss per common share:
  Basic                                                   $      0.18   $            0.15      $        0.45   $      0.44
  Diluted                                                 $      0.16   $            0.14      $        0.40   $      0.40

Extraordinary loss per common share:
  Basic                                                   $         -   $               -      $           -   $     (0.30)
  Diluted                                                 $         -   $               -      $           -   $     (0.27)

Net income per common share:
  Basic                                                   $      0.18   $            0.15      $        0.45   $      0.14
  Diluted                                                 $      0.16   $            0.14      $        0.40   $      0.13

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)

                 (dollars in thousands, except per share data)


6.  SUBSEQUENT EVENTS

On July 20, 1998, the Company acquired substantially all the assets of Action Labs, Inc. (Action), a marketer and distributor of branded nutritional supplements, for approximately $13,650 in cash. Headquartered in Long Island, N.Y., Action markets and distributes a line of over 65 specialty supplements under the well-recognized Action Labs(R) brand name. Action, which was established in 1988, markets its products through health food stores. As a specialty marketer of men's and women's products, Action emphasizes high-demand ingredients and ingredient combinations. The Action Labs(R) product line includes such popular products as Yohimbe PowerMax(R) 2000, Action for Men(R) and Super Fat Burning Formula(R), as well as other leading nutritional supplements, such as Ginkgo Biloba, St. John's Wort and Saw Palmetto.

In connection with the Action acquisition, the Company obtained $11,000 of additional revolving credit borrowings under the New Credit Agreement. The remaining purchase price was funded with available cash generated from operating activities. The Action acquisition was accounted for using the purchase method of accounting.

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

RESULTS OF OPERATIONS

The following table sets forth certain consolidated statement of operations data as a percentage of net sales for the periods indicated:

                                                       Three months ended June 30,       Nine months ended June 30,
                                                       ---------------------------       --------------------------
                                                           1997              1998            1997              1998
Net Sales                                                 100.0%             100.0%         100.0%            100.0%
Cost of sales                                              53.5%              55.9%          53.1%             54.1%
                                                       --------           --------       --------          --------
Gross profit                                               46.5%              44.1%          46.9%             45.9%
Selling, general and administrative                        27.6%              29.2%          28.9%             29.3%
Amortization of intangibles                                 1.3%               1.3%           1.4%              1.3%
Non-recurring payments to management advisors               0.3%                 -            0.3%              1.5%
                                                       --------           --------       --------          --------
Income from operations                                     17.3%              13.6%          16.3%             13.8%
Interest expense, net                                       6.4%               2.4%           6.8%              4.2%
                                                       --------           --------       --------          --------
Income before provision for income taxes                   10.9%              11.2%           9.5%              9.6%
Provision for income taxes                                  4.3%               4.3%           3.8%              3.7%
                                                       --------           --------       --------          --------
Net income before extraordinary loss                        6.6%               6.9%           5.7%              5.9%
Extraordinary loss on early extinguishment
  of debt, net of tax                                         -                  -              -              (4.0)%
                                                       --------           --------       --------          --------
Net income                                                  6.6%               6.9%           5.7%              1.9%
                                                       ========           ========       ========          ========
Adjusted EBITDA (1)                                        21.9%              18.3%          20.7%             19.7%
                                                       ========           ========       ========          ========

(1)  See "-Adjusted EBITDA."

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1998 TO THE THREE MONTHS ENDED JUNE 30, 1997

Net Sales. Net sales increased by $0.2 million, or 0.8%, to $25.0 million for the three months ended June 30, 1998 (third quarter of fiscal 1998) from $24.8 million for the three months ended June 30, 1997 (third quarter of fiscal 1997). This modest increase in net sales was primarily the result of increased sales volume which the Company believes was primarily attributable to industry growth as well as to the success of the Company's new product introductions.

Gross Profit. Gross profit decreased by $0.5 million, or 4.4%, to $11.0 million for the third quarter of fiscal 1998 from $11.5 million for the third quarter of fiscal 1997. This decrease in gross profit was primarily attributable to higher packaging costs associated with label and bottle conversions. Label conversions were necessitated by mandated FDA regulations for the VMS Industry which become effective in March 1999. Bottle costs increased as the Company moved from polystyrene to PET bottles, which offer greater long-term benefits such as superior oxygen barriers and appearance. As a result of increased label and bottle costs, gross profit margin decreased to 44.1% for the third quarter of fiscal 1998 from 46.5% for the third quarter of fiscal 1997 as a percentage of net sales. However, because the initial conversion process is almost complete and because the Company has negotiated certain new supplier contracts, management expects gross profit margins to gradually return to historical levels in future periods.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.5 million, or 6.8%, to $7.3 million for the third quarter of fiscal 1998 from $6.8 million for the third quarter of fiscal 1997. As a percentage of net sales, selling, general and administrative expenses increased to 29.2% for the third quarter of fiscal 1998 from 27.6% for the third quarter of fiscal 1997.

Amortization of Intangibles. Amortization of intangibles was $0.3 million for the third quarter of fiscal 1998 and $0.3 million for the third quarter of fiscal 1997. As a percentage of net sales, amortization of intangibles remained flat at 1.3% for both the third quarter of fiscal 1998 and the third quarter of fiscal 1997.

Non-recurring Payments to Management Advisors. No non-recurring payments to management advisors were made during the third quarter of fiscal 1998. Non-recurring payments to management advisors of $0.1 million were recognized for the third quarter of fiscal 1997. The payments recognized in the third quarter of fiscal 1997 were made pursuant to an advisory agreement which was terminated in connection with the Offering. The Company does not expect to incur such payments in the future.

Interest Expense, Net. Interest expense decreased by $1.0 million, or 62.9%, to $0.6 million for the third quarter of fiscal 1998 from $1.6 million for the third quarter of fiscal 1997. As a percentage of net sales, interest expense decreased to 2.4% for the third quarter of fiscal 1998 from 6.4% for the third quarter of fiscal 1997. This decrease in interest expense was primarily attributable to decreased indebtedness resulting from the Company's use of proceeds generated in the Offering and the Company's positive cash flows from operating activities.

Provision for Income Taxes. The Company's effective tax rate decreased to 38.5% for the third quarter of fiscal 1998 from 39.5% for the third quarter of fiscal 1997. In each fiscal quarter, the effective tax rate is higher than statutory rates primarily due to the non-deductibility for tax purposes of goodwill amortization arising from the Solaray acquisition. The impact of Solaray goodwill on the effective tax rate for fiscal 1998 compared to fiscal 1997 is expected to decline as a result of the Company's higher projected income before provision for taxes.

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 1998 TO THE NINE MONTHS ENDED JUNE 30, 1997

Net Sales. Net sales increased by $6.4 million, or 8.8%, to $78.7 million for the nine months ended June 30, 1998 from $72.3 million for the nine months ended June 30, 1997. The increase in net sales was primarily the result of increased sales volume and, to a lesser extent, minimal increases in the prices of the Company's products. Such price increases did not contribute significantly to revenue growth. The Company believes that the increased volume was primarily attributable to industry growth as well as to the success of the Company's new product introductions.

Gross Profit. Gross profit increased by $2.2 million, or 6.4%, to $36.1 million for the nine months ended June 30, 1998 from $33.9 million for the nine months ended June 30, 1997. This increase in gross profit was primarily attributable to growth in sales volume. As a percentage of net sales, gross profit decreased to 45.9% for the nine months ended June 30, 1998 from 46.9% for the nine months ended June 30, 1997. This decrease in gross profit as a percentage of net sales was primarily attributable to increased discounts during the current year and higher packaging costs associated with label and bottle conversions. Label conversions were necessitated by mandated FDA regulations for the VMS Industry which become effective in March 1999. Bottle costs increased as the Company moved from polystyrene to PET bottles, which offer greater long-term benefits such as superior oxygen barriers and appearance. However, because the initial conversion process is almost complete and because the Company has negotiated certain new supplier contracts, management expects gross profit margins to gradually return to historical levels in future periods.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.2 million, or 10.6%, to $23.1 million for the nine months ended June 30, 1998 from $20.9 million for the nine months ended June 30, 1997. This increase in selling, general and administrative expenses was primarily attributable to increased sales volume. As a percentage of net sales, selling, general and administrative expenses increased slightly to 29.3% for the nine months ended June 30, 1998 from 28.9% for the nine months ended June 30, 1997.

Amortization of Intangibles. Amortization of intangibles was $1.0 million for the nine months ended June 30, 1998 and $1.0 million for the nine months ended June 30, 1997. As a percentage of net sales, amortization of intangibles decreased to 1.3% for the nine months ended June 30, 1998 from 1.4% for the nine months ended June 30, 1997. This decrease in amortization of intangibles as a percentage of net sales was primarily attributable to the increase in net sales.

Non-recurring Payments to Management Advisors. Non-recurring payments to management advisors of $1.1 million for the nine months ended June 30, 1998 and $0.2 million for the nine months ended June 30, 1997 were recognized. The payments recognized for the nine months ended June 30, 1997 were made pursuant to an advisory agreement which was terminated in connection with the Offering. The payments recognized for the nine months ended June 30, 1998 were made primarily for the termination of the advisory agreement and for services rendered in connection with the Offering. The Company does not expect to incur such payments in the future.

Interest Expense, Net. Interest expense decreased by $1.6 million, or 32.3%, to $3.3 million for the nine months ended June 30, 1998 from $4.9 million for the nine months ended June 30, 1997. As a percentage of net sales, interest expense decreased to 4.2% for the nine months ended June 30, 1998 from 6.8% for the nine months ended June 30, 1997. This decrease in interest expense was primarily attributable to decreased indebtedness resulting from the Company's use of proceeds generated in the Offering and the Company's positive cash flows from operating activities.

Provision for Income Taxes. The Company's effective tax rate decreased to 38.5% for the nine months ended June 30, 1998 from 39.5% for the nine months ended June 30, 1997. In each fiscal year, the effective tax rate is higher than statutory rates primarily due to the non-deductibility for tax purposes of goodwill amortization arising from the Solaray acquisition. The impact of Solaray goodwill on the effective tax rate for fiscal 1998 compared to fiscal 1997 is expected to decline as a result of the Company's higher projected income before provision for taxes.

Extraordinary Loss on Early Extinguishment of Debt. An extraordinary loss on early extinguishment of debt of $3.1 million, net of tax, was recognized during the nine months ended June 30, 1998 in connection with the repayment of indebtedness related to the existing credit agreement and the establishment of the New Credit Agreement, which was consummated simultaneously with the Offering.

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

The following Adjusted EBITDA information can provide additional information for determining the ability of the Company to meet its debt service requirements and for other comparative analyses of the Company's operating performance relative to other nutritional supplement companies:

                                                       Three months ended June 30,       Nine months ended June 30,
                                                       ---------------------------       --------------------------
                                                           1997               1998           1997              1998
Net income before extraordinary loss                   $  1,632           $  1,724       $  4,148          $  4,638
Provision for income taxes                                1,066              1,079          2,708             2,904
Interest expense, net (1)                                 1,598                593          4,944             3,348
Depreciation and amortization                             1,052              1,172          2,934             3,464
Non-recurring payments to management advisors (2)            75                  -            225             1,135
                                                       --------           --------       --------          --------
Adjusted EBITDA                                        $  5,423           $  4,568       $ 14,959          $ 15,489
                                                       ========           ========       ========          ========

(1)  Includes amortization of capitalized debt issuance costs.
(2) Represents payments to management advisors for services provided, including services rendered in connection with the Offering. The Company does not expect to incur such payments in the future.



The Company's Adjusted EBITDA decreased $0.8 million to $4.6 million for the third quarter of fiscal 1998 from $5.4 million for the third quarter of fiscal 1997. Adjusted EBITDA increased $0.5 million to $15.5 million for the nine months ended June 30, 1998 from $15.0 million for the nine months ended June 30, 1997. Adjusted EBITDA as a percentage of net sales decreased to 18.3% for the third quarter of fiscal 1998 from 21.9% for the third quarter of fiscal 1997. Adjusted EBITDA as a percentage of net sales decreased to 19.7% for the nine months ended June 30, 1998 from 20.7% for the nine months ended June 30, 1997. Decreased gross margins related to higher packaging costs associated with label and bottle conversions contributed to this decrease in Adjusted EBITDA.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $27.4 million as of June 30, 1998, compared to $15.6 million as of September 30, 1997. This increase in working capital was primarily the result of (i) increases in inventory and accounts receivable due to higher sales levels and the Company's efforts to expand inventory levels in connection with the expected consolidation of certain distribution and other operations, (ii) a decrease in the current portion of long-term debt related to debt repayments and (iii) a decrease in accounts payable and accrued expenses offset by a decrease in cash.

Net cash provided by operating activities for the nine months ended June 30, 1998 was $4.1 million compared to $3.9 million for the comparable period in fiscal 1997. Net cash flows from operating activities increased primarily due to increased net income before extraordinary loss.

Net cash used in investing activities was $2.5 million for the nine months ended June 30, 1998 compared to $2.7 million for the comparable period in fiscal 1997. Investing activities during these periods relate entirely to capital expenditures.

Net cash used in financing activities was $3.5 million for the nine months ended June 30, 1998 compared to $2.6 million for the comparable period in fiscal 1997. Net cash used in financing activities increased primarily due to the repayment of debt subsequent to the Offering.

On February 25, 1998, the Company replaced its existing credit agreement, under which the Company had outstanding borrowings of $60,178 (before unamortized discount of $2,454), with the New Credit Agreement. The Company realized an extraordinary loss on the early extinguishment of the existing credit agreement of approximately $3,129, net of tax of $1,804, during the nine months ended June 30, 1998. The New Credit Agreement makes $70,000 of revolving credit borrowings available to the Company, of which $27,500 was outstanding at June 30, 1998.

A key component of the Company's business strategy is to seek to make additional acquisitions, which could require the Company to incur substantial additional indebtedness. The Company believes that based on current levels of operations and anticipated growth, borrowings under the New Credit Agreement, together with cash flows from operating activities, will be sufficient to make anticipated capital expenditures and fund working capital needs for fiscal 1998.

In connection with the $13,650 Action acquisition on July 20, 1998, the Company obtained $11,000 of additional revolving credit borrowings under the New Credit Agreement. The remaining purchase price was funded with available cash generated from operating activities.

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which became effective for fiscal years beginning after December 15, 1997 and established standards for the way that public business enterprises report information about operating segments in annual and quarterly financial statements. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas and major customers. The Company is currently assessing the impact of SFAS No. 131 on its financial statements.

The American Institute of Certified Public Accountants issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which became effective for fiscal years beginning after December 15, 1997 and established standards for the way that public business enterprises account for the costs of internal use computer software. The Company is currently assessing the impact of SOP 98-1 on its financial statements.

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

FORWARD LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the Securities Act).
Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. When used in this MD&A, the words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to the Company, are intended to identify forward-looking statements, which include statements relating to, among other things,
(i) the ability of the Company to continue to successfully compete in the nutritional supplements market; (ii) the anticipated benefits from new product introductions; (iii) the continued effectiveness of the Company's sales and marketing strategy; and (iv) the ability of the Company to continue to successfully develop and launch new products. Actual results could differ materially from those projected in the forward-looking statements as a result of the matters discussed herein and certain economic and business factors, some of which may be beyond the control of the Company.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

As discussed in the Registration Statement and in the Company's previous filings, the Company is subject to regulation by a number of federal, state and foreign agencies and is involved in various legal matters which arise in the normal course of business. As disclosed in the Registration Statement and in previous filings, the Company was party to a lawsuit relating to a former international distributor of Old Premier claiming damages as a result of the alleged breach of a distribution agreement. On May 19, 1998, following the completion of depositions of plaintiff's executives, the parties agreed to settle this lawsuit for the payment of a very nominal sum by the Company and a nominal sum by Old Premier. This case was dismissed with prejudice by the Superior Court of the County of Los Angeles on June 17, 1998.

In the opinion of the management, the Company's liability, if any, arising from regulatory and legal proceedings related to these matters and others in which it is involved is not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows.

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



                    NUTRACEUTICAL INTERNATIONAL CORPORATION
                                 (Registrant)



Dated:  August 14, 1998                  By: /s/ Leslie M. Brown, Jr.
        ---------------                      ------------------------
                                             Leslie M. Brown, Jr.
                                             Senior Vice President, Finance
                                             and Chief Financial Officer