Form 10-K
period 1998-09-30
NUTRACEUTICAL INTERNATIONAL CORP
filed 1998-12-29
CIK 1050007

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ---------
                                   FORM 10-K
                                   ---------

(Mark One)

[X]   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
             Act of 1934 for the fiscal year ended September 30, 1998 or

[_]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934 for the period from           to           .

                       Commission file number: 000-23731

                          ---------------------------

                    NUTRACEUTICAL INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

                          ---------------------------

                Delaware                               87-0515089
      (State or other jurisdiction                  (I.R.S. Employer
            of incorporation)                    Identification Number)

                        1400 Kearns Boulevard, 2nd Floor
                             Park City, Utah 84060
          (Address of principal executive offices including zip code)

     Registrant's telephone number, including area code: (435) 655-6106

     Securities registered pursuant to Section 12(b) of the Act: None.

     Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of December 23, 1998 at a closing sale price of $4.88 as reported by the Nasdaq National Market was approximately $26.2 million. Shares of Common Stock held by each officer and director and by each person who owns or may be deemed to own 10% or more of the outstanding Common Stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of December 23, 1998, the Registrant had 11,670,475 shares of Common Stock outstanding.

                          ---------------------------

Documents Incorporated by Reference: Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies for the Registrant's Fiscal 1998 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference in Part III of this Annual Report of Form 10-K (the "Form 10-K").
================================================================================

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                      INDEX TO ANNUAL REPORT ON FORM 10-K

PART I
------
Item 1     Business.................................................................................   1
Item 2     Properties...............................................................................  15
Item 3     Legal Proceedings........................................................................  15
Item 4     Submission of Matters to a Vote of Security-Holders......................................  15
Item 4A         Executive Officers of the Registrant................................................  16

PART II
-------
Item 5     Market for the Registrant's Common Equity and Related Stockholder Matters................  17
Item 6     Selected Financial Data..................................................................  18
Item 7     Management's Discussion and Analysis of Financial Condition and Results of Operations....  19
Item 7A         Quantitative and Qualitative Disclosure About Market Risk...........................  24
Item 8     Financial Statements and Supplementary Data..............................................  24
Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....  24

PART III
--------
Item 10    Directors and Executive Officers of the Registrant.......................................  25
Item 11    Executive Compensation...................................................................  25
Item 12    Security Ownership of Certain Beneficial Owners and Management...........................  25
Item 13    Certain Relationships and Related Transactions...........................................  25

PART IV
-------
Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................  26

                                     PART I
                                     ------

Item 1.        Business.

     Unless the context otherwise requires, the terms "Company" and "Nutraceutical" refer to Nutraceutical International Corporation and, as applicable, its direct and indirect subsidiaries, Nutraceutical Corporation, Solaray, Inc. ("Solaray"), Premier One Products, Inc. ("Premier One"), Makers of KAL, Inc. and Makers of KAL, B.V. ("KAL"), NaturalMax, Inc. ("NaturalMax"), Veglife, Inc. ("VegLife"), Action Labs, Inc. ("Action Labs"), Monarch Nutritional Laboratories, Inc. ("Monarch Nutritional Laboratories"), Au Naturel, Inc. ("Au Naturel") and NutraForce (Canada) International, Inc. ("NutraForce").

General

     Nutraceutical is one of the nation's largest manufacturers and marketers of quality branded nutritional supplements sold to health food stores. The Company sells its branded products under the Solaray, KAL, NaturalMax, VegLife, Premier One, Solar Green and Natural Sport brand names directly to health food stores in the United States. The Action Labs product line is sold to distributors and health food stores in the United States. Internationally, the Company sells its branded products primarily to distributors and retailers. The Company manufactures and/or distributes one of the broadest branded product lines in the industry with over 1600 stock keeping Units ("SKUs"), including approximately 200 SKUs exclusively sold internationally. With its new Natural Sport line (introduced late in fiscal 1998), the Company introduced its all-natural sport supplement line to health food stores. The Company believes that as a result of its emphasis on quality, loyalty, education and customer service, the Company's brands are widely recognized in health food stores and among health food store consumers.

     In addition to branded products, the Company manufactures premium bulk formulations for use by itself and for sale to other manufacturers and marketers of nutritional supplements under the tradenames Monarch Nutritional Laboratories and Great Basin Botanicals.

     The Company was formed in 1993 by senior management and Bain Capital, Inc. ("Bain") to effect a consolidation strategy in the highly fragmented vitamin, mineral, herbal and other nutritional supplements industry (the "VMS Industry"). Since its formation, the Company has successfully completed six acquisitions, including Solaray, Premier One, KAL/NaturalMax, Monarch Nutritional Laboratories, Action Labs and NutraForce. As a result of these acquisitions and internal growth, the Company has grown in net sales and operating income. Management believes that the Company is well positioned to continue to capitalize on the consolidation occurring in the VMS Industry.

     The Company has adopted a strategy of selling its branded products directly to health food stores in the United States (the "Healthy Foods Channel"). This strategy has enabled the Company to benefit from the rapid growth of the Healthy Foods Channel. The Healthy Foods Channel consists of approximately 10,100 retailers including (i) independent health food stores, (ii) health food stores affiliated with local, regional and national health food chains (including healthy food supermarket chains, such as Whole Foods Market and Wild Oats Markets) and (iii) GNC stores. The Healthy Foods Channel has historically experienced strong growth based on the continued expansion of independent health food stores and local, regional and national health food chains in response to strong demand from consumers who desire product education, service and high quality natural ingredients. The growth of the Healthy Foods Channel does not appear to be currently at (and may not continue at) historical levels. The Company believes there are significant differences between mass market retailers (such as drugstores, warehouse clubs and supermarkets), which typically offer a limited selection of discounted and lower potency items, and the Healthy Foods Channel, where natural ingredients, quality, potency, selection and customer support are emphasized.

     The Company believes that it benefits from substantially greater customer diversification than most of its larger competitors. The Company also benefits from product diversification.

     The Company believes that it is among the largest suppliers of nutritional supplements to the Healthy Foods Channel that develops, manufactures, markets and directly distributes a majority of its own products. The Company manufactured over 90% of its products in fiscal 1998 and believes that the quality of its products is among the highest in the industry. The Company markets its branded products through one of the industry's largest sales forces dedicated to the Healthy Foods Channel. The Company seeks to be a market leader in the development of new and innovative products, introducing over 150 new SKUs in fiscal 1998.

     The Company's principal executive offices are located at 1400 Kearns Blvd., Second Floor, Park City, Utah, 84060. The Company's telephone number is 435-655-6106.

Industry

     The total United States retail market for nutritional supplements (the "VMS Market") is highly fragmented and historically has grown rapidly, generating $6.5 billion in 1996 sales, as compared to $5.0 billion in 1994. The Company believes that this growth was due to a number of factors, including (i) increased interest in healthier lifestyles, (ii) the publication of research findings supporting the positive health effects of certain nutritional supplements and (iii) the aging of the "Baby Boom" generation combined with the tendency of consumers to purchase more nutritional supplements as they age. The Company does not have reliable data for industry trends after calendar 1996. Recently various publicly traded nutritional supplement companies have announced that there appears to be a slow-down in sales of nutritional supplements which the Company also experienced during the third and fourth fiscal quarters of 1998. The Company believes that this slow-down may be the result of, among other things, the lack of any recent industry-wide "hit" products (such as St. John's Wort in 1997).

Products

     As of September 30, 1998, the Company sold over 1600 SKUs, including approximately 200 SKUs exclusively sold internationally. The Company's products generally fall into one of three categories: (i) supplements, (ii) vitamins and minerals and (iii) diet, energy and other. The Company's products come in various formulations and delivery forms, including tablets, capsules, softgels, liquids, powders and whole herbs.

     The Company currently markets its products through a multiple brand strategy that the Company believes has been successful in encouraging retailers to allocate additional shelf space to the Company's brands. The Company has enhanced the strength of all of its brands since their respective acquisitions by instituting appropriate business strategies in each case that have included
(i) consolidating sales forces and increasing the brands' geographic coverage through an expanded sales force, (ii) instituting performance and growth based incentives for sales representatives, (iii) introducing more sophisticated management information systems and (iv) updating each brand's packaging.

     As of September 30, 1998, the Company's portfolio of established brand names consisted of the following:

     Solaray. Solaray began manufacturing and selling herbal products in 1973, originally as a pioneer in formulating and marketing blended herbal products that contain two or more herbs with complementary effects. From its inception, Solaray focused on encapsulated products which offer rapid disintegration and are easy to swallow and has sold its products through independent sales representatives to the Healthy Foods Channel. By 1984, Solaray had become a full line manufacturer, carrying not only herbs, but also a full line of vitamins and minerals. Solaray has become one of the most popular and well-known brands of nutritional supplements in the Healthy Foods Channel and has developed a reputation for quality, consistency and innovation. Three of the most popular products developed by Solaray include (i) Spectro, considered by many to be the premier multivitamin/mineral supplement, (ii) CranActin, which the Company believes is the best-selling cranberry supplement in the Healthy Foods Channel, and (iii) Pygeum/Saw Palmetto, two ingredients intended to help maintain a healthy prostate. Solaray's brand packaging is distinguished by white bottles with a rainbow of five colors across the top of the label as a backdrop to the distinctive Solaray logo.

     KAL. The KAL product line was established in Southern California in 1932 as one of the first nutritional supplement lines in the United States. Although KAL's first products were in powdered form, KAL soon shifted its focus to tableted products that are generally more economical than capsules as a delivery form and which allow for fewer units per dose than encapsulated products. KAL has been a pioneer in the introduction of new and innovative products, as well as new and unique delivery forms. Among its innovative product introductions was Beyond Garlic, which remains a popular garlic product in the Healthy Foods Channel and was the first "enteric coated softgel" garlic product. This unique delivery form allowed for fresh garlic oil inside of a softgel to pass through the stomach into the intestine before being digested, thereby virtually eliminating any potential garlic odor. KAL was also the first nutritional supplement marketer in the Healthy Foods Channel to introduce pycnogenol and melatonin. More recently, KAL has been an innovator in introducing lipospray products, a new delivery form that allows for quick absorption through a liquid spray. KAL's brand packaging consists of a white bottle and includes the circular red and black KAL logo as a prominent feature on the principal display panel.

     NaturalMax. The NaturalMax brand began as a product line of the KAL brand in approximately 1993, with a focus on diet products (with diet plans) as well as energy and rest products. The NaturalMax brand uses tablets, softgels, capsules and liquids, depending on the most desired form for the particular product. After the acquisition of KAL/Natural Max, the Company established NaturalMax as a separate brand in order to bring special focus to the NaturalMax product line. The product line includes such innovative and popular products as Super DietMax and Thin-Thin, a nutritional supplement and diet plan with natural 5-HTP derived from griffonia beans. The packaging of NaturalMax products always includes the distinctive NaturalMax logo.

     Premier One. The Premier One brand was founded in July 1984 in Omaha, Nebraska as one of the first product lines devoted entirely to natural, nutritional supplements derived from bee products. The Premier One brand uses various delivery forms, each chosen for its particular benefits, including capsules, chewable wafers, granules, energy bars, tinctures and products in a honey base. Aside from Royal Jelly in Honey, some of Premier One's other popular products include Raw Energy, an energy product that includes royal jelly, bee pollen and a variety of herbs, and Beefense, a popular product which includes bee propolis and echinacea. Premier One's brand packaging includes a distinctive logo of a bee harvesting scene in a mountain setting, with gold highlights on the label.

     VegLife. VegLife is a relatively new brand which began in 1992 as a product line under the Solaray brand. The goal was to create a line of products that would be suitable for strict vegetarians who will not consume any products which include any animal-derived ingredients, including gelatin capsules. VegLife was among the first to introduce a line of nutritional supplements using a cellulose-based capsule with substantially equivalent characteristics to traditional gelatin capsules. Vegetarian consumers showed substantial interest in this product line, so the Company established it as a separate brand in 1995 in order to allow a management team to focus on the development of a full line of vegetarian products. This management team scrutinizes every element of each product developed, as well as the materials used in formulation, to ensure that strict vegetarian standards are met. The VegLife brand focuses primarily on encapsulated products, but also now includes a popular soy-based protein drink supplement sold under the trademark Peaceful Planet as well as a kava beverage sold under the trademark Peaceful Kava. VegLife's brand packaging includes a distinctive green and blue label, as well as a logo with an attractive depiction of a budding plant.

     Solar Green. Solar Green was launched in April 1997. The Solar Green brand is focused on chlorophyll-laden "green foods," such as algaes (including chlorella, spirulina and blue green algae) and cereal grasses (such as barley and wheat grass). These products are currently offered in tablet forms. Solar Green also introduced "green food" drink mixes which can be combined with juice or water to create a nutritious beverage supplement. Solar Green's brand packaging includes a distinctive Solar Green logo and a label with green borders and accents.

     Action Labs. The Action Labs brand started in 1989 with a focus on men's and women's specialty supplements and diet and energy products. The Company acquired this brand late in fiscal 1998 and is in the process of bringing the manufacturing of many Action Labs products in-house and updating some of the labeling. The Action Labs brand has a relatively strong presence on the East Coast and in GNC stores. The packaging of Action Labs products includes the distinctive Action Labs logo and brightly colored text.

     Natural Sport. Natural Sport was launched in September 1998 as the Company's newest brand. The Natural Sport brand is focused on all-natural sport supplements for not only serious athletes, but also for individuals who exercise for fitness, health or to lose weight. As of September 30, 1998, the Natural Sport line included two innovative sport beverage supplements, Pre-Burn (to be taken prior to exercise to increase fat metabolism and endurance) and Post-Up (to be taken after exercise to increase muscle glycogen rejuvenation). The line also includes ProSoy, a soy protein beverage supplement, creatine monohydrate and two separate sport multivitamin mineral formulas, one for men and one for women, under the name Phyto Sport. Natural Sport's packaging includes a distinctive Natural Sport logo in black and white, as well as blue lids and a label with an attractive blue swath running up one side of the front panel.

Research and Development; Quality Control

     The Company has a strong commitment to research and development. The Company believes that product quality and innovation are fundamental to its long-term growth and success. Through its research and development efforts, the Company seeks to (i) identify the active ingredients in current and potential new products, (ii) test the safety, potency and efficacy of products, (iii) develop more effective and efficient means of extracting ingredients for use in products, (iv) develop testing methods for ensuring and verifying the consistency of the dosage of ingredients included in the Company's products, (v) develop new, more effective product delivery forms and (vi) develop new products either by combining existing ingredients used in nutritional supplements or identifying new ingredients that can be used in nutritional supplements. The Company's efforts are designed to lead not only to the development of new and improved products, but also to ensure effective manufacturing quality control measures.

     The Company has entered into a cooperative arrangement with Weber State University in Ogden, Utah through which, among other things, the University provides the Company with access to certain laboratory space and equipment. The University has assigned one faculty member as a project director to coordinate the use of any projects undertaken at the University facility. The Company also conducts research and development in Company-owned laboratories. The Company currently employs various professionals in its research and development and quality control departments, including individuals with Ph.D. degrees. Professionals employed by the Company have degrees in, among other things, chemistry, botany, microbiology, nutrition and engineering and, in many cases, have received training in natural health food products. In addition, the Company retains the services of outside laboratories from time to time to validate its product standards and manufacturing protocols.

     The Company's quality control program seeks to ensure the superior quality of the Company's products and that they are manufactured in accordance with current Good Manufacturing Practices. The Company's processing methods are monitored closely to ensure that only quality ingredients are used and to ensure product purity. The Company has been a leader in establishing industry product quality guidelines.

Sales and Marketing

     The Company promotes demand for its products by educating retailers, who in turn educate consumers, as to the qualities of its natural vitamin, mineral and herbal nutritional supplements and the wide range of its products. The Company's branded products are currently sold in the United States to retailers in the Healthy Foods Channel, which consists of approximately 10,100 stores, including (i) independent health food stores, (ii) health food stores affiliated with local, regional and national health food chains (including healthy food supermarket chains such as Whole Foods Market and Wild Oats Markets) and (iii) GNC stores. Unlike many of its competitors, the Company does not sell its branded products in the United States to mass market retailers, but instead focuses on sales to the Healthy Foods Channel. The Company believes that its products are attractive to retailers in the Healthy Foods Channel due to factors such as the strength of its brand names, the quality and potency of its products, service and the availability of sales support and educational materials regarding the products.

     The Company markets its products through a direct sales force dedicated to the Healthy Foods Channel. The Company's sales representatives (including independent, employee and sub-representatives) regularly visit each assigned health food store in their respective territories to assist in the solicitation of orders for products and provide related product sales assistance. The Company monitors and periodically updates its payment structure for its sales force in order to ensure that appropriate incentives are provided for sales growth. The Company also sells products directly to certain retailers through its telephone marketing organization. The Action Labs brand of products are sold principally to distributors and through the Action Labs separate telephone marketing organization.

     The Company's marketing efforts are focused on educating retailers to enable them to then educate the ultimate consumer about the Company's products. The Company sponsors a retailer seminar program which the Company believes has made an important contribution to the growth of its brands. The Company also sponsors seminars for consumers. Participants receive product education presentations with background information relating to existing products and with special emphasis given to new products. The Company's seminars are designed to foster relationships with the Company's customers in the Healthy Foods Channel and to increase retailer and consumer awareness of the Company's products.

     Au Naturel was formed in fiscal 1995 for the purpose of marketing the Company's branded products internationally. During fiscal 1998, Au Naturel marketed products to distributors and customers in more than 30 foreign countries. Although Au Naturel is not a product brand, it functions as a separate business unit. Au Naturel markets standard and unique formulations that must meet specific requirements of certain foreign countries, including minor product formulation and labeling changes for Au Naturel's international customers. Au Naturel uses specialized labels to meet the specific requirements of each country.

     During late fiscal 1998, the Company acquired all of the outstanding stock of its Canadian distributor and shortly thereafter merged this entity into its Canadian subsidiary, NutraForce (Canada) International, Inc.

     Monarch Nutritional Laboratories and Great Basin Botanicals market premium bulk formulations as well as bulk minerals and herbs in the United States through its own sales force and internationally both directly to manufacturers and through an independent sales representative and a distributor, both based in Europe.

Manufacturing

     The Company's manufacturing process generally consists of the following operations (i) extracting the ingredients contained in a particular product from a bulk source of such ingredient and measuring the ingredient for inclusion in such product, (ii) blending the measured ingredients into a mixture with a homogeneous consistency and

(iii) encapsulating or tableting the blended mixture into the appropriate dosage form using either automatic or semiautomatic equipment. The next step, bottling and packaging, involves placing the encapsulated or tableted product in packaging with appropriate tamper-evident features and sending the packaged product to a distribution point for delivery to retailers. The Company places special emphasis on quality control and conducts inspections throughout the manufacturing process, including raw material verification, homogeneity testing, weight deviation measurements and package quality sampling. See "Research and Development; Quality Control."

     The Company manufactured over 90% of its products in fiscal 1998, based on net sales. By manufacturing the majority of its own products, the Company believes it maintains better control over product quality and availability while also reducing production costs. The Company's manufacturing operations are performed in its facilities located in the greater Ogden, Utah area. The Company also has a working relationship with numerous outside manufacturers and packagers and utilizes these outside sources from time to time. The Company does not have any material backlogs.

     Monarch Nutritional Laboratories and Great Basin Botanicals source raw material components, provide contract grinding and milling services, manufacture premium bulk formulations and supply these to the Company and other marketers of nutritional supplements, including, in certain cases, competitors of the Company. Monarch Nutritional Laboratories was acquired in September 1995, and certain assets of Great Basin Botanicals were purchased in March 1997.

Management Information and Communication Systems

     The Company uses a custom computer software system for handling order entry and invoicing, shipping, warehouse operations and customer service inquiries. The system provides product delivery and order information and allows for inventory management. The Company believes that this system has improved operating efficiencies and customer service. In addition, the Company has installed an advanced telephone communication system which provides the platform for computer-telephone integration and facilitates intra-company communication.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Issue" for a discussion of concerns and potential exposures related to the Company's computer systems vis-a-vis the "Year 2000" issue.

Materials and Suppliers

     The Company's purchasing staff includes individuals with product knowledge and experience related to herbs, minerals, bulk products, bottles, caps, labels, packaging and advertising, marketing and selling material and merchandise. The purchasing staff, in cooperation with quality control personnel, maintains supplier relationships and gathers market information to inform management of issues that might adversely impact the Company's ability to acquire sufficient quantities of raw materials to meet customer demand. The Company engages in extensive sample testing of raw materials to be incorporated in the Company's products.

     The Company believes that its continued success will depend upon the availability of raw materials that permit the Company to meet its labeling claims, quality control standards and demand for unique ingredients. Due to issues related to quality, efficacy, safety or third-party intellectual property protection, a number of the Company's branded products contain one or more ingredients that may only be available from a single source or supplier. In addition, the supply of herbal products is subject to the same risks normally associated with agricultural production, such as climatic conditions, insect infestations and availability of manual labor for harvesting. Any significant delay in or disruption of the supply of raw materials could substantially increase the cost of such materials and could require product reformulations, as well as the qualification of new suppliers and repackaging. Accordingly, there can be no assurance that the disruption of the Company's supply sources will not have a material adverse effect on the Company.

     Although the Company acquires the majority of its raw materials from U.S. suppliers, the ingredients of a number of the Company's products include one or more ingredients that originate outside of the United States. The Company's business is therefore subject to the risks generally associated with doing business outside the United States, such as delays in shipments, embargoes, changes in economic and political conditions, tariffs, foreign exchange rates and trade disputes. The Company's business is also subject to the risks associated with the enactment of United States and foreign legislation and regulations relating to imports and exports, including quotas, duties, taxes or other charges or restrictions that could be imposed upon the importation of products into the United States.

     The Company seeks to mitigate the risk of the shortage of certain raw materials through its relationships with approximately 100 principal suppliers. The Company also acquired Monarch Nutritional Laboratories, a manufacturer of premium bulk formulations, which has purchased manufacturing equipment and hired personnel to allow more extensive vertical integration and to improve the quality and consistency of ingredients.

Distribution

     The Company ships the majority of its products directly to retailers via Federal Express. Shipments are generally made from the Company's primary distribution facilities in Clearfield, Utah and Memphis, Tennessee. These distribution facilities have been strategically located to reduce the Company's expenses relating to outbound freight charges without sacrificing delivery times. Certain of the Company's largest customers receive shipments directly from the Company's central warehouse, located in a separate facility in Clearfield, Utah, which also services the Company's two primary distribution centers.

     In fiscal 1998, the Company executed a short-term two year lease with multiple two year renewal options for a facility formerly used by the Department of Defense in the Ogden, Utah area ("DDO") in which it intends to consolidate distribution and certain other operations which are currently being performed in five different buildings and locations. This facility is currently under renovation and has been designed to respond quickly to customer demands for the Company's products and to assist the Company to reduce the risk of out-of-stocks and to maintain appropriate levels of finished goods inventory. By integrating the bulk product inventory distribution operation with the bottling and packaging operation, the Company believes it will be able to bottle and package finished goods on a more selective customer demand basis. The Company expects that its Memphis, Tennessee facility will continue to operate for Eastern distribution.

Government Regulation

     The formulation, manufacturing, processing, packaging, labeling, advertising, distribution and sale of nutritional supplements such as those sold by the Company are subject to regulation by one or more federal agencies, principally the FDA and the FTC, and to a lesser extent the Consumer Product Safety Commission and United States Department of Agriculture. These activities are also regulated by various governmental agencies for the states and localities in which the Company's products are manufactured, distributed or sold, as well as by governmental agencies in certain foreign countries in which the Company's products are sold. Among other matters, regulation of the Company by the FDA and FTC is concerned with claims made with respect to a product which refer to the value of the product in treating or preventing disease or other adverse health conditions.

     Federal agencies, primarily the FDA and FTC, have a variety of remedies and processes available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labels or advertising, requiring consumer redress (for example, requiring that a company offer to repurchase products previously sold to consumers), seeking injunctive relief or product seizure and imposing civil penalties or commencing criminal prosecution. In addition, certain state agencies have similar authority, as well as the authority to prohibit or restrict the manufacture or sale of products within their jurisdiction. These federal and state agencies have in the past used these remedies in regulating participants in the nutritional supplements industry, including the imposition by federal agencies of civil penalties in the millions of dollars against a few industry participants. In addition, certain product lines now manufactured by the Company had been the subject of investigations prior to the acquisition of those product lines by the Company, and the Company's bulk product subsidiary has been the subject of an investigation by the FDA and by the Attorney General's Office of the State of California during fiscal 1998. Although none of these investigations has had a material adverse effect on the Company, there can be no assurance that future regulatory action will not have such an effect. There can be no assurance that the regulatory environment in which the Company operates will not change or that such regulatory environment, or any specific action taken against the Company, will not result in a material adverse effect on the Company's business, financial condition or results of operations. In addition, increased sales and publicity of nutritional supplements may result in increased regulatory scrutiny of the nutritional supplements industry.

     The Dietary Supplement Health and Education Act of 1994 (the "Act") was enacted in October 1994, amending the Food, Drug and Cosmetic Act. The Company believes this law is generally favorable to the dietary supplement industry. The Act establishes a new statutory class of "dietary supplements," which provide vitamins, minerals, herbs, amino acids and other dietary ingredients for human use to supplement the diet. Dietary ingredients on the market as of October 15, 1994 will not require the submission by the manufacturer or distributor of evidence of a history of use or other evidence of safety establishing that the supplement will reasonably be expected to be safe, but a dietary supplement which contains a dietary ingredient which was not on the market as of October 15, 1994 does require such submission of evidence of a history of use or other evidence of safety. Among other things, this law prevents the further regulation of dietary ingredients as "food additives" and allows the use of statements of nutritional support on product labels.

     The FDA issued final dietary supplement labeling regulations in calendar 1997. These final regulations require the Company to revise most of its product labels by March 1999. The Company has completed its first round of revisions, but still expects to incur substantial increased costs related to these labeling conversions, in part because many of the new labels are the more expensive "peel off" variety. Applicable regulations also currently require the Company to submit notification to the FDA of certain "statements of nutritional support" made in labeling and advertising for the Company's products.

     Advertising and label claims for dietary supplements and conventional foods have been regulated by state and federal authorities under a number of disparate regulatory schemes. There can be no assurance that a state will not interpret claims presumptively valid under federal law as illegal under that state's regulations, or that future FDA regulations or FTC decisions will not restrict the permissible scope of such claims.

     The FDA is currently proposing to regulate the sale of nonprescription products containing ephedra, a natural product that contains a small percentage of ephedrine alkaloids which are used in some prescriptions and over the counter stimulants and antihistamines. Various state legislatures and agencies have also expressed concern regarding ephedra-based products. For example, Arkansas, Hawaii, Missouri, Ohio, Florida and Texas have passed legislation or adopted regulations regulating the over-the-counter sale of certain ephedra products or are considering doing so. The Company believes that other states are considering or will consider taking similar action and may take such action in the future. The loss of sales of these products or a further limitation in the states and other jurisdictions where these products may be sold could have a material adverse effect on the Company.

     More recently, the DEA issued proposed regulations governing the sale of products containing ephedrine alkaloids because of concerns by the DEA that these products may be used in the illegal manufacture of methamphetamines.
These proposed regulations would require that certain manufacturers, distributors and retailers who carry covered products register with the DEA and comply with certain requirements. The proposed regulations exempt from registration any products containing 2% or less by weight of ephedrine alkaloids. As of September 30, 1998, all of the Company's products which contain ephedrine alkaloids had 2% or less by weight of ephedrine alkaloids. However, there can be no assurance that the DEA will not modify its proposal or take a more aggressive stance such that some of the Company's products, as well as certain of Company's customers, might be subject to registration and other requirements, and it is possible such a regulation could have a material adverse effect on the Company.

     In March 1993, the staff of the Cleveland Regional Office of the FTC began an investigation into advertising claims made by the seller in the KAL/Max Acquisition, and made an inquiry to the Company in August 1995 concerning certain products and claims associated with the KAL and NaturalMax product lines. The Company has responded to the FTC and, to the Company's knowledge, the FTC has taken no further action.

     In July 1997, the Company received a notice that it may be a defendant along with a number of other participants in the dietary supplement industry in a threatened action by certain private litigants or the Attorney General of the State of California, which alleged that certain products containing fish and salmon oils also may be in violation of a California law known as "Proposition 65" for failure to include required warning labels. Proposition 65 allows private litigants or the California Attorney General to recover monetary penalties or injunctive relief under certain circumstances. The Company has learned that the Attorney General of the State of California completed testing of all of the products in question sometime during the early summer of 1998, and has further been advised that the Attorney General would contact each company individually to discuss the results. The Company has not been contacted concerning the results of these tests, nor has the Company received any correspondence or communication from the Attorney General of the State of California or the private party litigant for many months. The Company believes that this issue may have been resolved by the test results. If not, the Company intends to dispute the allegations. However, there can be no assurance that this matter has been completely resolved or that the resolution would not have an adverse impact on the Company's results of operations and financial conditions.

     In October 1997, the Company and a number of other suppliers, processors and marketers of nutritional supplements received warning letters from the FDA relating to an allegedly contaminated batch of an herb called plantain. These letters claimed that the plantain, which had been shipped to the United States from Europe, had been contaminated with another botanical product with potentially harmful side effects. The letter that the Company received alleged that some of this plantain had been included in a shipment of products that Great Basin had processed for a third party on a contract basis. The Company has replied to the FDA, explaining that, among other things, it did not own the products or market them for human consumption but simply provided grinding services for the owner of the herbs. The Company further noted to the FDA that it did not process any plantain that could have been incorporated into any products that were actually consumed as the only batch it processed was returned to the supplier/owner following the FDA's initial press releases on this matter. The Company has denied responsibility for any adverse effects and affirmed its commitment to good manufacturing practices. There can be no assurances that the FDA will not take further action and that, if taken, such action will not result in a material adverse effect on the Company.

     On January 20, 1998, Monarch Nutritional Laboratories received a written notice from an attorney representing a private party that alleged that Monarch violated Proposition 65 by not providing appropriate warning statements with respect to the level of lead contained in copper gluconate. This notice alleged that the violation arose from the sale of bulk quantities of copper gluconate to a wholesale customer. The private party that initiated this notice alleged that it purchased some of these bulk products from Monarch's customer. Monarch reached a resolution of this matter with the private party and has had no further communication from the Attorney General of the State of California. However, the FDA contacted the Company regarding this matter and conducted an investigation of the Company's bulk product subsidiary with the assistance of the Company and its outside counsel. The Company has not received any correspondence or communications from the FDA regarding this matter for many months. It is possible that either or both of the foregoing proceedings may result in monetary penalties, adverse publicity, lost sales or a change in the Company's labeling as to the products in question and could have a material adverse effect on the Company.

     In September 1998, the Company received a letter written by the FDA to all manufacturers and distributors of the supplement L-5-hydroxytryptophan, warning that the FDA believed this supplement might be implicated in the occurrence of a certain disorder known as EMS in a small subgroup of the general population. The FDA asserted in this correspondence that it believed EMS might be related to the presence of a contaminant or substance possibly found in L-5-hydroxytryptophan which it labeled "Peak X." The FDA's letter described a protocol for testing for "Peak X" and urged manufacturers, distributors and marketers of these supplements to test for "Peak X" and to report adverse events related to this supplement to the FDA. The Company has established its own testing protocol for "Peak X" and is actively monitoring the product and any potential adverse reactions.

     In November 1998, the FTC announced its new advertising guidelines for the dietary supplement industry, which it labeled "Dietary Supplements: An Advertising Guide for Industry." These guidelines reiterate many of the policies the FTC has periodically announced over the years, including requirements for substantiation of claims made in advertising about dietary supplements.

     Governmental regulations in foreign countries where the Company plans to commence or expand sales may prevent or delay entry into the market or prevent or delay the introduction, or require the reformulation, of certain of the Company's products. Compliance with such foreign governmental regulations is generally the responsibility of the Company's distributors for those countries. These distributors are independent contractors over whom the Company has limited control.

     As a result of the Company's efforts to comply with applicable statutes and regulations, the Company has from time to time reformulated, eliminated or relabeled certain of its products and revised certain provisions of its sales and marketing program. The Company cannot predict the nature of any future laws, regulations, interpretations or applications, nor can it determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not capable of reformulation, additional recordkeeping, expanded documentation of the properties of certain products, expanded or different labeling, and/or scientific substantiation. Any or all of such requirements could have a material adverse effect on the Company's results of operations and financial condition.

     There can be no assurance that the foregoing proceedings or investigations, or any future proceedings or investigations, will not have a material adverse effect on the Company.

Competition

     The nutritional supplements segment of the natural health food products industry is highly competitive. The Company's principal competitors in the Healthy Foods Channel include a limited number of large nationally known manufacturers (such as Twinlab Corporation, Solgar and Nature's Way Products, Inc.) and many smaller manufacturers and distributors of nutritional supplements. Certain of the Company's principal competitors are larger than the Company, have greater access to capital and may be better able to withstand volatile market conditions within the VMS Industry. Moreover, because this industry generally has low barriers to entry, additional competitors could enter the market at any time.

     Private label products of the Company's customers also provide competition to the Company's products. For example, a substantial portion of GNC's vitamin and mineral supplement offerings are products offered under GNC's own private label. Whole Foods Market, Wild Oats Markets and most large health food stores also sell a portion of their supplement offerings under their own private labels.

     The Company believes that health food retailers are increasingly likely to align themselves with those companies that offer a wide variety of high quality products, have a loyal customer base, support their brands with strong marketing and advertising programs and provide consistently high levels of customer service. The Company believes that it competes favorably with other nutritional supplement companies because of its comprehensive line of products, premium brand names, commitment to quality, ability to rapidly introduce innovative products, competitive pricing, strong and effective sales force and distribution strategy and sophisticated advertising and promotional support. The wide variety and diversity of the forms, potencies and categories of the Company's products are important points of differentiation between the Company and many of its competitors.

     Although the Company does not compete in the mass market retail channel of distribution, it is possible that as increasing numbers of companies sell nutritional supplement products in the mass market channels, these product offerings may affect sales in the Healthy Foods Channel. Several major pharmaceutical companies have recently introduced herbal lines in the mass market, including American Home Products (Centrum), Whitehall-Robins (Quanterra) and Bayer (One-A-Day). Many of these companies have substantially greater financial and other resources than the Company.

     In that regard, although the VMS Industry to date has been characterized by many relatively small participants, there can be no assurance that additional national or international companies (which may include additional pharmaceutical companies or additional suppliers to mass merchandisers) will not seek in the future to enter or to increase their presence in the VMS Market. Increased competition in the VMS Market could have a material adverse effect on the Company.

Intellectual Property

     The Company owns 78 trademarks that have been registered with the United States Patent and Trademark Office and has filed applications to register an additional 55 trademarks. In addition, the Company claims domestic trademark and servicemark rights in numerous additional marks used by the Company. The Company owns a number of trademark registrations in foreign countries and is in the process of filing additional registration applications in various countries. The Company regards its trademarks and other proprietary rights as valuable assets and believes they make a significant positive contribution to the marketing of its products.

     The Company protects its legal rights concerning its trademarks by appropriate legal action. The Company relies on common law trademark rights to protect its unregistered trademarks. Common law trademark rights do not provide the company with the same level of protection as afforded by a United States federal registration of a trademark. In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used, while a United States federal registration of a trademark enables the registrant to stop the unauthorized use of the trademark by any third party anywhere in the United States, even if the registrant has never used the trademark in the geographic area wherein the unauthorized use is being made (provided, however, that an unauthorized third party user has not, prior to the registration date, perfected its common law rights in the trademark in that geographic area). The Company has registered and intends to register its trademarks in certain foreign jurisdictions where the Company's products are sold. However, the protection available in such jurisdictions may not be as extensive as the protection available to the Company in the United States.

     The Company is currently involved in trademark infringement litigation relating to the Solaray rainbow logo. The Company is vigorously defending the suit and believes that its use of such logo does not infringe on the plaintiff's registered trademark. See "Legal Proceedings."

Employees

     At September 30, 1998, the Company and its subsidiaries employed over 410 full-time and over 50 part-time employees. None of the Company's employees is represented by a collective bargaining unit. The Company believes that it has a good relationship with its employees.


RISK FACTORS

     In addition to the other information contained in this Form 10-K, the following factors should be considered in evaluating whether to buy, sell, or hold Common Stock of the Company:

Government Regulation

     The formulation, manufacturing, processing, packaging, labeling, advertising, distribution and sale of nutritional supplements such as those sold by the Company are subject to regulation by a number of federal, state and foreign agencies, principally, the Food and Drug Administration ("FDA") and the Federal Trade Commission ("FTC"). Among other matters, such regulation is concerned with health claims made with respect to a product that assert the healing or nutritional value of such product. Such agencies have a variety of remedies and processes available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labels or advertising, requiring consumer redress (for example, by requiring that a company offer to repurchase products previously sold to consumers), seeking injunctive relief or product seizure, imposing civil penalties, or commencing criminal prosecution. Federal and state agencies have in the past used these remedies in regulating participants in the nutritional supplements industry, including the imposition by federal agencies of civil penalties in the millions of dollars against a few industry participants. In addition, increased sales and publicity of nutritional supplements may result in increased regulatory scrutiny of the nutritional supplements industry. There can be no assurance that the regulatory environment in which the Company operates will not change or that such regulatory environment, or any specific action taken against the Company, will not result in a material adverse effect on the Company's business, financial condition or results of operations. Additional proceedings and issues are outlined under "Business--Government Regulation." There can be no assurance that such proceedings or investigations or any future proceedings or investigations will not have a material adverse effect on the Company. See "Business--Government Regulation."

Product Liability; Potential Adverse Product Publicity

     The Company, like any other retailer, distributor or manufacturer of products that are designed to be ingested, faces an inherent risk of exposure to product liability claims in the event that the use of its products results in injury. In the event that the Company does not have adequate insurance or contractual indemnification, product liability claims could have a material adverse effect on the Company. Like other manufacturers and distributors of nutritional supplements, the Company and its predecessors currently are or have been named as defendants in product liability lawsuits. The successful assertion or settlement of any uninsured claim, a significant number of insured claims, or a claim exceeding the Company's insurance coverage could have a material adverse effect on the Company.

     The Company is highly dependent upon consumers' perception of the safety and quality of its products as well as similar products distributed by other companies. Thus, the mere publication of reports asserting that such products may be harmful could have a material adverse effect on the Company, regardless of whether such reports are scientifically supported and regardless of whether the harmful effects would be present at the dosages recommended for such products.

Limited Availability of Conclusive Clinical Studies

     Although many of the ingredients in the Company's products are vitamins, minerals, herbs and other substances for which there is a long history of human consumption, some of the Company's products contain innovative ingredients or combinations of ingredients. Although the Company believes all of its products to be safe when taken as directed by the Company, there is little long-term experience with human consumption of certain of these innovative product ingredients or combinations thereof in concentrated form. Although the Company performs research and/or tests the formulation and production of its products, it has only sponsored limited clinical studies.

Competition

     See "Business--Competition."

Risk of Limited Supply Sources; Dependence on Foreign Suppliers

     The Company believes that its continued success will depend upon the availability of raw materials that permit the Company to meet its labeling claims, quality control standards and desire for unique ingredients. Due to issues relating to quality or third party intellectual property rights, a number of the Company's branded products contain one or more ingredients that may only be available from a single source or supplier. In addition, the supply of herbal products is subject to the same risks normally associated with agricultural production, such as climactic conditions, insect infestations and availability of manual labor or equipment for harvesting. Any significant delay in or disruption of the supply of raw materials could substantially increase the cost of such materials, could require product reformulations, the qualification of new suppliers and repackaging and could result in a substantial reduction or termination by the Company of its sales of certain products, any of which could have a material adverse effect upon the Company. Accordingly, there can be no assurance that the disruption of the Company's supply sources will not have a material adverse effect on the Company.

     Although the Company acquires the majority of its raw materials from U.S. suppliers, the ingredients of a number of the Company's products include one or more ingredients that originate outside of the United States. The Company's business is therefore subject to the risks generally associated with doing business outside the United States, such as delays in shipments, embargoes, changes in economic and political conditions, tariffs, foreign exchange rates and trade disputes. The Company's business is also subject to the risks associated with the enactment of United States and foreign legislation and regulations relating to imports and exports, including quotas, duties, taxes or other charges or restrictions that could be imposed upon the importation of products into the United States. See "Business--Materials and Suppliers." These factors could result in a delay in or disruption of the supply of certain raw materials and could have the consequences described in the preceding paragraph, any of which could have a material adverse effect on the Company.

Reliance on Key Management

     The operation of the Company requires managerial and operational expertise. In particular, the Company is dependent upon the management and leadership skills of a number of its senior managers, including Frank W. Gay II, Bruce R. Hough, Jeffrey A. Hinrichs, William T. Logan and Leslie M. Brown, Jr. Substantially all of the Company's employees are employed "at will." None of the key management employees has a long-term employment contract with the Company and there can be no assurance that such individuals will remain with the Company. The failure of such key personnel to continue to be active in management could have a material adverse effect on the Company. See "Executive Officers of the Registrant."

Risks Associated with Implementation of the Business Strategy

     Implementation of the Company's business strategy is subject to risks and uncertainties, including certain factors that are within the Company's control and other factors that are outside of the Company's control. In addition, certain elements of the Company's business strategy, notably the acquisition of complementary businesses or product lines, could result in significant expenditures of cash and management resources. See "--Risk Associated with Acquisitions." Finally, implementation of the Company's business strategy is subject to risks associated with market and competitive conditions. See "--Competition" and "--No Assurance of Future Industry Growth."

Risks Associated with Acquisitions

     The Company has completed six acquisitions, including the Solaray acquisition, since 1993 and expects to pursue additional acquisitions in the future as a key component of the Company's business strategy. See "Business-- General." There can be no assurances that attractive acquisition opportunities will be available to the Company, that the Company will be able to obtain financing for or otherwise consummate any future acquisitions or that any acquisitions which are consummated will prove to be successful. Moreover, acquisitions involve numerous risks, including the risk that the acquired business will not perform in accordance with expectations, difficulties in the integration of the operations and products of the acquired businesses with the Company's other businesses, the diversion of management's attention from other aspects of the Company's business, the risks associated with entering geographic and product markets in which the Company has limited or no direct prior experience and the potential loss of key employees of the acquired business. The acquisition of another business can also subject the Company to liabilities and claims arising out of such business. In addition, future acquisitions would likely require additional financing, which would likely result in an increase in the Company's indebtedness or the issuance of additional capital stock which could be dilutive to holders of Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

No Assurance of Future Industry Growth

     There can be no assurance that the VMS Market or the Healthy Foods Channel are as large as reported or that projected or expected growth will occur or continue. Market data and projections, such as those presented in this Form 10-K, are inherently uncertain and subject to change. In addition, the underlying market conditions are subject to change based on economic conditions, consumer preferences and other factors that are beyond the Company's control. There can be no assurance that an adverse change in size or growth rate of the VMS Market or the Healthy Foods Channel will not have a material adverse effect on the Company.

Risks Associated with International Markets

     The Company's continued growth is dependent in part upon its ability to expand its operations into new markets, including international markets. The Company may experience difficulty entering new international markets due to greater regulatory barriers, the necessity of adapting to new regulatory systems and problems related to entering new markets with different cultural bases and political systems. Operating in international markets exposes the Company to certain risks, including, among other things: (i) changes in or interpretations of foreign regulations that may limit the Company's ability to sell certain products or repatriate profits to the United States, (ii) exposure to currency fluctuations, (iii) the potential imposition of trade or foreign exchange restrictions or increased tariffs and (iv) political instability. As the Company continues to expand its international operations, these and other risks associated with international operations are likely to increase. See "Business-- General."

Reliance on Independent Contractors

     The Company places significant reliance on its independent contractors to act as its primary sales force and sell its products to health food retailers. As with any independent contractor, such contractors are not employed or otherwise controlled by the Company and are generally free to conduct their businesses at their own discretion. Although these contractors enter into contracts with the Company, such contracts typically can be terminated at any time by the Company or the independent contractor. The simultaneous loss of the services of a number of these independent contractors could have a material adverse effect on the Company.

Control by Existing Stockholders

     Investment funds (the "Bain Capital Funds") controlled by Bain Capital beneficially own approximately 40.1% of the outstanding Common Stock. By virtue of such stock ownership, Bain Capital may be able to exert significant influence over the election of the members of the Company's Board of Directors and to exert significant influence over the affairs of the Company. Such concentration of ownership could also have the effect of delaying, deterring or preventing a change in control of the Company that might otherwise be beneficial to stockholders. In addition, three representatives of Bain Capital currently serve on the Company's Board of Directors. There can be no assurance that conflicts of interest will not arise with respect to such Directors or that such conflicts will be resolved in a manner favorable to the Company.

Computer Systems and Year 2000 Issues

     The "Year 2000" issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the application of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Issue." Failure of the Company or its software providers to adequately address the Year 2000 issue could result in misstatement of reported financial information or otherwise adversely affect the Company's business operations.

Possible Volatility of Stock Price

     The market price of the Common Stock may fluctuate significantly. These fluctuations could result from, among other things, variations in the Company's results of operations, which could be adversely affected by a number of factors (some which are beyond the Company's control), including economic downturns, variations in demand for nutritional supplements, changes in the mix of products sold, price changes in response to competition, increases in the cost of raw materials and possible supply shortages. In particular, the market price of the Common Stock could be materially adversely affected by reports by official or unofficial health and medical authorities and the general media regarding the potential health benefits or detriments of products sold by the Company or of similar products distributed by other companies regardless of whether such reports are scientifically supported and regardless of whether the Company's operating results are likely to be affected by such reports, as well as by consumer perceptions regarding the safety and efficacy of nutritional supplements and consumer preferences generally. In addition, the stock market in general has experienced wide price and volume fluctuations in recent periods, and these fluctuations may be unrelated to the operating performance of the specific issuers whose stock is affected.

Shares Eligible for Future Sale

     No prediction can be made as to the effect, if any, that sales of shares of Common Stock or the availability of shares of Common Stock for sale will have on the market price of the Common Stock from time to time. The sale of a substantial number of shares held by existing stockholders, whether pursuant to subsequent public offerings or otherwise, or the perception that such sales could occur, could adversely affect the market price of the Common Stock and could materially impair the Company's future ability to raise capital through an offering of equity securities.

Certain Anti-Takeover Effects

     Certain provisions of the Company's Restated Certificate of Incorporation (the "Restated Certificate") and Amended and Restated By-laws (the "By-laws") may inhibit changes in control of the Company not approved by the Company's Board of Directors. These provisions include (i) a classified Board of Directors, (ii) a prohibition on stockholder action through written consents,
(iii) a requirement that special meetings of stockholders be called only by the Board of Directors, (iv) advance notice requirements for stockholder proposals and nominations, (v) limitations on the ability of stockholders to amend, alter or repeal the By-laws and (vi) the authority of the Board to issue without stockholder approval preferred stock, with such terms as the Board may determine. The Company is also afforded the protections of Section 203 of the Delaware General Corporation Law, which could have similar effects.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained herein under "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," including statements concerning (i) the Company strategy, (ii) the Company's expansion plans, (iii) the market for the Company's products, (iv) the effects of government regulation of the Company's products and (v) the effects on the Company of certain legal proceedings, contain certain forward-looking statements concerning the Company's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause such differences include, but are not limited to, those discussed under "Risk Factors." See also "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Forward-Looking Statements."

Item 2.    Properties.

     The following table describes the principal properties of the Company as of September 30, 1998:

                                                                                                 Square
 Purpose                                                                       Location          Footage
 -------                                                                 ---------------------   -------
 DDO (proposed distribution, bottling and bulk material manufacturing).  Ogden, Utah             297,200
 Brand manufacturing+..................................................  Ogden, Utah              31,230
 Finished goods warehouse*.............................................  Clearfield, Utah         28,000
 Western distribution*.................................................  Clearfield, Utah         28,000
 Raw material and bulk distribution*...................................  Ogden, Utah              25,000
 Eastern distribution..................................................  Memphis, Tennessee       22,400
 Monarch manufacturing*................................................  Ogden, Utah              21,100
 Brand marketing and product development...............................  Park City, Utah          10,444
 Printing facility.....................................................  Las Vegas, Nevada         7,974
 Administrative offices and customer service...........................  Ogden, Utah               7,830
 Action Labs sales and marketing.......................................  Long Island, New York     7,300
 Great Basin manufacturing*............................................  Clearfield, Utah          6,400
 Executive offices and corporate sales and marketing...................  Park City, Utah           6,103
 Information systems and data management...............................  Park City, Utah           3,228
 Canadian distribution.................................................  Langley, British          2,817
                                                                         Columbia
 Research, development and quality control.............................  Ogden, Utah               1,813

--------------------
+ With the exception of this property, which is owned by the Company, the Company leases all of the principal properties identified above. Lease terms with respect to such properties end between 1998 and 2003, although the Company has negotiated extension options in many cases.

* The operations currently housed in these facilities are expected to be moved to the Company's proposed distribution, bottling and bulk material manufacturing facility at DDO in Ogden, Utah.


Item 3.        Legal Proceedings.

     The Company is currently a party to various claims and legal actions which arise in the ordinary course of business. The Company believes such claims and legal actions, individually or in the aggregate, will not have a material adverse effect on the business, financial condition or results of operations of the Company. The Company carries insurance coverage in the types and amounts that management considers reasonably adequate to cover the risks it faces in the industry in which it competes. There can be no assurance, however, that such insurance coverage will be adequate to cover all losses which the Company may incur in future periods.

     The Company has been sued by American Cyanimid, the manufacturer of the Centrum line of vitamin/mineral supplements. American Cyanimid alleges that the Solaray rainbow logo, as well as two KAL labels, infringe, or have infringed, on the Centrum color spectrum logo. The Company is vigorously defending the lawsuit. The case appears to be proceeding to trial, and although the Company expects to prevail, there can be no assurance of this, nor any assurance that the Company may not be required to pay damages or attorney fees and costs, and change or abandon some of its labels and/or logos.

     The Company is presently engaged in various other legal actions which arise in the ordinary course of business. Although ultimate liability cannot be determined at the present time, the Company believes that the amount of such liability, if any, from these other actions, after taking into consideration the Company's insurance coverage, will not have a material adverse effect on its results of operations or financial condition.

Item 4.        Submission of Matters to a Vote of Security-Holders.

     No matters were submitted to a vote of the Company's security-holders in the fourth quarter of fiscal 1998.

Item 4A.  Executive Officers of the Registrant.

     The following table sets forth certain information concerning the executive officers of the Company.

Name                      Age                         Position
----                      ---                         --------
Frank W. Gay II..........  53  Director, Chairman of the Board and Chief Executive Officer
Bruce R. Hough...........  44  Director, President
Jeffrey A. Hinrichs......  41  Director, Chief Operating Officer and Executive Vice President
William T. Logan.........  56  Senior Vice President, Marketing and Sales
Leslie M. Brown, Jr......  34  Senior Vice President, Finance and Chief Financial Officer
Stanley E. Soper.........  35  Vice President, Legal Affairs

     Frank W. Gay II has served as the Chairman of the Board of Directors of the Company since its inception and as Chief Executive Officer since 1994. Mr. Gay has been a partner of F.W. Gay & Sons, a private equity investment group, from 1967 to present.

     Bruce R. Hough has served as a member of the Board of Directors of the Company since its inception and was made its President in 1994. Prior to joining the Company, Mr. Hough acted as a consultant from 1991 to 1993 and as President of Keystone Communications, a telecommunications firm, from 1987 to 1991.

     Jeffrey A. Hinrichs has served as Chief Operating Officer and Executive Vice President of the Company since 1994. Prior to joining the Company, Mr. Hinrichs served as President of Solaray, from 1993 to 1994 and as Chief Financial Officer and in other management positions with Solaray from 1984 to 1993.

     William T. Logan has served as Senior Vice President, Marketing and Sales since February 1995. Mr. Logan served as Senior Vice President of Makers of KAL, Inc. ("Old KAL") from 1978 to January 1995. Prior to joining Old KAL, he held several sales and marketing positions with Gillette.

     Leslie M. Brown, Jr. joined the Company in January 1995 as Vice President and Controller. Mr. Brown became Senior Vice President, Finance and Chief Financial Officer in October 1997. Prior to joining the Company, he was employed by Price Waterhouse LLP. Mr. Brown is a Certified Public Accountant.

     Stanley E. Soper has been Vice President, Legal Affairs for the Company since July 1997. Mr. Soper graduated from Yale Law School in 1991, and was in private law practice from 1991 to 1997, most recently with Holland & Hart LLP.

                                    PART II
                                    -------

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters.

Market Information

     The Company's Common Stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol "NUTR." The Common Stock commenced trading on February 20, 1998. The following table sets forth the high and low prices per share for the Common Stock as reported by the Nasdaq for the period indicated:

                                                       High       Low
                                                     --------   -------
     1998:
     Second Quarter (from February 20, 1998)........  $23.63     $19.88
     Third Quarter..................................   22.25       8.50
     Fourth Quarter.................................   12.75       5.88

     1999:
     First Quarter (through December 23, 1998)......    7.69       4.88

Holders

     As of the close of business on December 23, 1998, there were 68 holders of record of Common Stock. The Company believes that it has a significantly larger number of beneficial holders of Common Stock. A recent reported last sale price of the Common Stock on the Nasdaq is set forth on the cover page of this report.

Dividends

     Since its incorporation in 1993, the Company has not declared or paid any cash or other dividends on its Common Stock and does not expect to pay dividends for the foreseeable future. Instead, the Company currently intends to retain earnings to support its growth strategy and reduce indebtedness. As a holding company, the ability of the Company to pay dividends in the future is dependent upon the receipt of dividends or other payments from its principal operating subsidiary. Any future determination to pay dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other factors, the Company's results of operations, financial condition, capital requirements and contractual restrictions.

Recent Sales of Unregistered Securities

     No securities of the Company that were not registered under the Securities Act have been issued or sold by the Company within the period covered by this report.

Use of Proceeds

     The 3,829,500 shares of Common Stock registered and sold in the Company's initial public offering on February 25, 1998 (the "Offering") were offered and sold on behalf of the Company by Donaldson, Lufkin & Jenrette Securities Corporation and Salomon Smith Barney (the "Underwriters"). The issuance of 2,144,618 primary shares resulted in gross proceeds to the Company of $37,530,815 based on the price to the public of $17.50. The Company incurred the following expenses in connection with the Offering: (i) underwriting discounts and commissions of $2,627,157; (ii) non-accountable expenses to the Underwriter of $55,000; and (iii) other expenses including, but not limited to, legal, accounting and printing expenses of $2,041,718. From the effective date of the Company's registration statement on February 11, 1998 until the end of the Company's fiscal year on September 30, 1998, the Company applied approximately $28,678,000 of net proceeds toward the repayment of indebtedness and $4,128,940 for other general corporate purposes.

Item 6.        Selected Financial Data.

     The selected financial data presented below were derived from the consolidated financial statements of the Company. The consolidated financial statements for each of the years in the five year period ended September 30, 1998 have been audited by PricewaterhouseCoopers LLP, independent accountants. This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Company's consolidated financial statements and the notes thereto.

                                                                    Year Ended September 30,
                                                 ---------------------------------------------------------------
                                                  1994(a)        1995        1996           1997        1998
                                                 ----------   ----------  -----------   ------------ -----------
Consolidated Statement of Operations Data:
Net sales......................................  $   26,083   $   62,932  $    83,923   $    98,096  $   104,688
Cost of sales..................................      13,410       35,885       45,099        52,277       57,750
                                                 ----------   ----------  -----------   -----------  -----------
  Gross profit.................................      12,673       27,047       38,824        45,819       46,938
Operating expenses:
  Selling, general and administrative..........       8,116       21,140       27,308        28,879       31,233
  Amortization of intangibles..................         394        1,059        1,483         1,346        1,391
  Non-recurring payments to management
    advisors...................................         187          269          300           300        1,135
  One-time payment to executive officer........          --           --           --         1,700           --
                                                 ----------   ----------  -----------   -----------  -----------
Income from operations.........................       3,976        4,579        9,733        13,594       13,179
Interest expense, net..........................       1,820        4,478        7,126         6,572        3,971
                                                 ----------   ----------  -----------   -----------  -----------
Income before provision for income taxes.......       2,156          101        2,607         7,022        9,208
Provision for income taxes.....................         848           23        1,056         2,774        3,509
                                                 ----------   ----------  -----------   -----------  -----------
Net income before extraordinary loss...........       1,308           78        1,551         4,248        5,699
Extraordinary loss on early extinguishment of
  debt, net of tax.............................          --         (478)          --            --       (3,129)
                                                 ----------   ----------  -----------   -----------  -----------
Net income (loss)..............................  $    1,308   $     (400) $     1,551   $     4,248  $     2,570
                                                 ==========   ==========  ===========   ===========  ===========
Net income before extraordinary loss per common
  share, basic.................................  $     0.18   $     0.01  $      0.17   $      0.46  $      0.53
Net income before extraordinary loss per
  common share, diluted........................  $     0.16   $     0.01  $      0.15   $      0.40  $      0.48
Net income per common share, basic.............  $     0.18   $    (0.05) $      0.17   $      0.46  $      0.24
Net income per common share, diluted...........  $     0.16   $    (0.04) $      0.15   $      0.40  $      0.22
Weighted average shares outstanding, basic.....   7,279,196    8,824,623    9,308,583     9,308,583   10,806,178
Weighted average shares outstanding, diluted...   8,198,261    9,878,693   10,421,667    10,502,749   11,902,348

Other Financial Data:
Adjusted EBITDA (b)............................  $    5,724   $   11,831  $    13,118   $    19,563  $    19,410
Capital expenditures (excluding acquisitions)..         452        2,837        5,498         3,652        3,380
Cash flows provided by (used in):
  Operating activities.........................       1,958          (64)       4,559         9,363       10,063
  Investing activities.........................     (10,065)     (49,155)      (5,498)       (3,652)     (17,815)
  Financing activities.........................       8,341       49,645        2,600        (3,617)       5,309

Balance Sheet Data (at period end):
Cash...........................................  $      234   $      660  $     2,321   $     4,415  $     1,967
Working capital................................       2,814       17,165       19,727        15,616       24,047
Total assets...................................      16,076       83,498       84,755        90,110      104,308
Total debt.....................................       8,769       60,881       63,657        60,259       37,133
Stockholders' equity...........................       3,738       10,512       12,091        16,354       51,622

-----------------
(a) The Company's audited financial statements for the year ended September 30, 1994 primarily reflect operations after October 27, 1993, the date of the Solaray acquisition. The Company's operations prior to such date were immaterial.

(b) "Adjusted EBITDA" is defined herein as net income before extraordinary loss plus provision for income taxes, net interest expense, depreciation and amortization and other non-recurring items. Management believes that Adjusted EBITDA, as presented, represents a useful measure of assessing the performance of the Company's ongoing operating activities as it reflects the earnings trends of the Company without the impact of the purchase accounting applied in connection with the Company's history of acquisitions, the financing required to consummate such transactions and other non-recurring items. Targets and positive trends in Adjusted EBITDA are used as the performance measure for determining management's bonus compensation and are also used by the Company's creditors in assessing debt covenant compliance. The Company understands that while Adjusted EBITDA is frequently used by securities analysts in the evaluation of nutritional supplement companies, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. Adjusted EBITDA is not intended as an alternative to cash flows from operating activities, as a measure of liquidity or as an alternative to net income as an indicator of the Company's operating performance or any other measure of performance in accordance with generally accepted accounting principles. The following table sets forth a reconciliation of net income before extraordinary loss to Adjusted EBITDA for each period included herein:

                                                 Year Ended September 30,
                                       ---------------------------------------------
                                        1994      1995     1996     1997     1998
                                       ------    -------  -------  -------  -------
Net income before extraordinary
  loss..............................   $1,308     $    78  $ 1,551  $ 4,248  $ 5,699
Provision for income taxes..........      848          23    1,056    2,774    3,509
Interest expense, net (1)...........    1,820       4,478    7,126    6,572    3,971
Depreciation and amortization (2)...    1,561       6,983    3,085    3,969    5,096
Non-recurring payments to management
  advisors (3)......................      187         269      300      300    1,135
One-time payment to executive
  officer (4).......................       --          --       --    1,700       --
                                       ------     -------  -------  -------  -------
  Adjusted EBITDA...................   $5,724     $11,831  $13,118  $19,563  $19,410
                                       ======     =======  =======  =======  =======

-----------------
(1) Includes amortization of capitalized debt issuance costs.
(2) Includes non-recurring amortization of inventory write up.
(3) Represents management fees paid to Bain Capital and F.W. Gay & Sons pursuant to a management advisory agreement, which was terminated in connection with the Offering. As is often the case in stand-alone acquisition scenarios such as the Company's original acquisition of Solaray, during the early stages of the Company's development it relied heavily on an affiliate of its equity sponsors, Bain Capital, to provide certain management services, paying a recurring annual fee pursuant to the management advisory agreement in respect of such services. Over time, the Company has developed the infrastructure to provide these services internally and, as a result, terminated the management advisory agreement (and the recurring management fees payable thereunder) upon consummation of the Offering.
(4) Reflects a one-time payment to the Company's Chief Executive Officer for successfully positioning the Company for the Offering. Such payment is in excess of the Chief Executive Officer's annual compensation (salary and bonus), and the Company does not expect to make any further payments of this nature or magnitude in the future.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes thereto included elsewhere in this Form 10-K.

Overview

     The Company was formed in 1993 by senior management and Bain Capital to effect a consolidation strategy in the fragmented VMS Industry. The Company purchased Solaray in October 1993 with a view toward using it as a platform for future acquisitions of businesses in the VMS Industry. In fiscal 1995, the Company completed three additional significant acquisitions: Premier One in October 1994, KAL/NaturalMax in January 1995 and Monarch Nutritional Laboratories in September 1995 (collectively, the "Fiscal 1995 Acquisitions"). In fiscal 1998, the Company completed two additional acquisitions: Action Labs in July 1998 and NutraForce in August 1998 (collectively, the "Fiscal 1998 Acquisitions").

Results of Operations

     The following table sets forth certain consolidated statement of operations data as a percentage of net sales for the periods indicated:

                                                                         Year Ended September 30,
                                                                         ------------------------
                                                                         1996      1997     1998
                                                                         -----     -----    -----
 Net sales............................................................   100.0%    100.0%   100.0%
 Cost of sales........................................................    53.7      53.3     55.2
                                                                         -----     -----    -----
 Gross profit.........................................................    46.3      46.7     44.8
 Selling, general and administrative..................................    32.5      29.4     29.8
 Amortization of intangibles..........................................     1.8       1.4      1.3
 Non-recurring payments to management advisors........................     0.4       0.3      1.1
 One-time payment to executive officer................................      --       1.7       --
                                                                         -----     -----    -----
 Income from operations...............................................    11.6      13.9     12.6
 Interest expense, net................................................     8.5       6.7      3.8
                                                                         -----     -----    -----
 Income before provision for income taxes.............................     3.1       7.2      8.8
 Provision for income taxes...........................................     1.3       2.8      3.4
                                                                         -----     -----    -----
 Net income before extraordinary loss.................................     1.8       4.4      5.4
 Extraordinary loss on early extinguishment of debt, net of tax.......     --        --      (2.9)
                                                                         -----     -----    -----
 Net income...........................................................     1.8%      4.4%     2.5%
                                                                         =====     =====    =====

Comparison of Fiscal 1998 to Fiscal 1997

     Net Sales. Net sales increased by $6.6 million, or 6.7%, to $104.7 million for fiscal 1998 from $98.1 million for fiscal 1997. The increase in net sales was primarily the result of increased sales volume. The Company believes that the increased volume was primarily attributable to industry growth and the success of new product introductions and, to a lesser extent, the Fiscal 1998 Acquisitions which occurred during the fourth fiscal quarter.

     Gross Profit. Gross profit increased by $1.1 million, or 2.4%, to $46.9 million for fiscal 1998 from $45.8 million for fiscal 1997. This increase in gross profit was primarily attributable to growth in sales volume. As a percentage of net sales, gross profit decreased to 44.8% for fiscal 1998 from 46.7% for fiscal 1997. This decrease in gross profit as a percentage of net sales was primarily attributable to higher packaging costs associated with label and bottle conversions and additional discounting associated with certain promotional programs during fiscal 1998. Label conversions are and were necessitated by FDA regulations which become effective in March 1999. Bottle costs increased as the Company moved from polystyrene to PET bottles.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.3 million, or 8.2%, to $31.2 million for fiscal 1998 from $28.9 million for fiscal 1997. As a percentage of net sales, selling, general and administrative expenses increased to 29.8% for fiscal 1998 from 29.4% for fiscal 1997. This increase in selling, general and administrative expenses as a percentage of net sales was primarily attributable to the Company's investment in information systems, including increased amortization associated with prior year capital expenditures.

     Amortization of Intangibles. Amortization of intangibles increased by $0.1 million, or 3.3%, to $1.4 million for fiscal 1998 from $1.3 million for fiscal 1997. As a percentage of net sales, amortization of intangibles decreased to 1.3% for fiscal 1998 from 1.4% for fiscal 1997. This increase in amortization of $0.1 million was primarily attributable to the Fiscal 1998 Acquisitions. During fiscal 1998, approximately two months of amortization expense related to these acquisitions was incurred compared to no amortization expense for fiscal 1997.

     Non-recurring Payments to Management Advisors. Non-recurring payments to management advisors represent payments pursuant to a management advisory agreement which was terminated in connection with the Offering.

     One-Time Payment to Executive Officer. One-time payment to executive officer of $1.7 million for fiscal 1997 represents a payment to the Company's Chief Executive Officer for successfully positioning the Company for the Offering.

     Interest Expense, Net. Interest expense decreased by $2.6 million, or 39.6%, to $4.0 million for fiscal 1998 from $6.6 million for fiscal 1997. As a percentage of net sales, interest expense decreased to 3.8% for fiscal 1998 from 6.7% for fiscal 1997. This decrease in interest expense was primarily attributable to decreased indebtedness associated with debt repayments made with proceeds of the Offering.

     Provision for Income Taxes. The Company's effective tax rate decreased to 38.1% for fiscal 1998 from 39.5% for fiscal 1997. In each fiscal year, the effective tax rate is higher than statutory rates primarily due to the non-deductibility for tax purposes of goodwill amortization arising from the purchase of Solaray. The impact of Solaray goodwill on the effective tax rate for fiscal 1998 decreased compared to fiscal 1997 as a result of the Company's higher income before provision for taxes.

     Extraordinary Loss on Early Extinguishment of Debt. An extraordinary loss on early extinguishment of debt of $3.1 million, net of tax, was recognized in fiscal 1998. This loss was incurred in connection with the Offering when new financing (the "New Credit Agreement") was used to extinguish previous debt arising from the Company's previous credit agreement (the "Senior Credit Agreement").

Comparison of Fiscal 1997 to Fiscal 1996

     Net Sales. Net sales increased by $14.2 million, or 16.9%, to $98.1 million for fiscal 1997 from $83.9 million for fiscal 1996. The increase in net sales was primarily the result of increased sales volume and, to a lesser extent, minimal increases in the prices of the Company's products. Such price increases were immaterial to revenue growth. The Company believes that the increased volume was primarily attributable to industry growth as well as to the success of the Company's new growth-based incentive compensation structure for independent sales representatives and the success of new product introductions.

     Gross Profit. Gross profit increased by $7.0 million, or 18.0%, to $45.8 million for fiscal 1997 from $38.8 million for fiscal 1996. This increase in gross profit was primarily attributable to growth in sales volume. As a percentage of net sales, gross profit increased to 46.7% for fiscal 1997 from 46.3% for fiscal 1996. This increase in gross profit as a percentage of net sales was primarily attributable to decreased material costs associated with new vendor sourcing.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.6 million, or 5.8%, to $28.9 million for fiscal 1997 from $27.3 million for fiscal 1996. As a percentage of net sales, selling, general and administrative expenses decreased to 29.4% for fiscal 1997 from 32.5% for fiscal 1996. This decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to the Company's efforts to implement new incentive and cost control programs.

     Amortization of Intangibles. Amortization of intangibles decreased by $0.2 million, or 9.2%, to $1.3 million for fiscal 1997 from $1.5 million for fiscal 1996. As a percentage of net sales, amortization of intangibles decreased to 1.4% for fiscal 1997 from 1.8% for fiscal 1996. This decrease in amortization of intangibles was primarily attributable to the use of the declining balance method of amortization associated with certain non-compete covenants arising from the Fiscal 1995 Acquisitions.

     Non-recurring Payments to Management Advisors. Non-recurring payments to management advisors represent payments pursuant to a management advisory agreement which was terminated in connection with the Offering.

     One-Time Payment to Executive Officer. One-time payment to executive officer of $1.7 million for fiscal 1997 represents a payment to the Company's Chief Executive Officer for successfully positioning the Company for the Offering.

     Interest Expense, Net. Interest expense decreased by $0.5 million, or 7.8%, to $6.6 million for fiscal 1997 from $7.1 million for fiscal 1996. As a percentage of net sales, interest expense decreased to 6.7% for fiscal 1997 from 8.5% for fiscal 1996. This decrease in interest expense was primarily attributable to decreased indebtedness associated with the Senior Credit Agreement.

     Provision for Income Taxes. The Company's effective tax rate decreased to 39.5% for fiscal 1997 from 40.5% for fiscal 1996. In each fiscal year, the effective tax rate is higher than statutory rates primarily due to the non-deductibility for tax purposes of goodwill amortization arising from the purchase of Solaray. The impact of Solaray goodwill on the effective tax rate for fiscal 1997 decreased compared to fiscal 1996 as a result of the Company's higher income before provision for taxes.

Selected Quarterly Financial Data; Seasonality

     The following table sets forth certain quarterly financial date for fiscal 1997 and 1998. This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflects all normally recurring adjustments necessary for fair presentation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results of any future period.

                                            Fiscal 1997                         Fiscal 1998
                                 ----------------------------------  ---------------------------------
                                  First   Second    Third   Fourth    First   Second    Third   Fourth
                                 Quarter  Quarter  Quarter  Quarter  Quarter  Quarter  Quarter  Quarter
                                 -------  -------  -------  -------  -------  -------  -------  -------
                                        (dollars in thousands, except per share data: unaudited)
Net sales....................... $22,365  $25,120  $24,795  $25,815  $25,857  $27,799  $25,004  $26,027
Gross profit....................  10,562   11,800   11,540   11,917   12,000   13,057   11,027   10,854
Net income before
  extraordinary loss(a).........   1,023    1,493    1,632      100    1,432    1,482    1,724    1,061
Net income (loss)...............   1,023    1,493    1,632      100    1,432   (1,647)   1,724    1,061
Earnings (loss) per
  common share before
  extraordinary loss:
    Basic.......................   $0.11    $0.16    $0.18    $0.01    $0.15    $0.14    $0.15    $0.09
    Diluted.....................   $0.10    $0.14    $0.16    $0.01    $0.14    $0.13    $0.14    $0.08
----------------

(a) During the second quarter of fiscal 1998, the Company incurred an extraordinary loss of $3,129, net of tax, related to the early extinguishment of debt in connection with the Offering.

     The Company believes that its business is characterized by minor seasonality. Furthermore, sales to any particular customer can vary substantially from one quarter to the next based on such factors as industry trends, timing of promotional discounts, international economic conditions and acquisition related activities. Historically, the Company has recorded higher sales volume during the second fiscal quarter due to increased interest in health-related products among consumers following the holiday season and in anticipation of the summer months. The Company does not believe that the impact of seasonality on its results of operations is material. In addition, the Company's sales of premium bulk formulations are characterized by periodic shipments to certain customers and can vary significantly from quarter to quarter.

Year 2000 Issue

     Many existing computer programs use only two digits to identify years. These programs were designed without consideration for the effect of the upcoming change in century, and if not corrected, could fail or create erroneous results by or at the year 2000. Essentially all the Company's information technology based systems, as well as many non-information technology based systems, are affected by the Year 2000 issue. Specific systems include accounting, payroll, financial reporting, product formulation and development, manufacturing, inventory tracking and control, business planning, tax, accounts receivable, accounts payable, purchasing, distribution and numerous word processing and similar applications. Non-information technology based systems include equipment and services containing imbedded microprocessors, such as manufacturing and bottling equipment, clocks, security systems and building management systems. The Company also has relationships with numerous third parties, including material suppliers, utility companies, transportation companies, and banks and brokerage firms that may be affected by the Year 2000 issue.

     Remediation plans have been established for all major systems potentially affected by the Year 2000 issue. These remediation plans constitute an ongoing process that the Company expects to adequately complete before the Year 2000.

     Identification of areas of potential third party risk is currently in process. Plans will be developed and implemented based on the results of such identification and assessment. No areas of material risk have been identified to date.

     The Company is in the process of determining the risks it would face in the event certain aspects of its Year 2000 remediation plan fail. It is also developing contingency plans for all mission-critical processes. Under a "worst case" scenario, the Company's manufacturing operations would be unable to build and deliver products in a timely fashion due to internal system failures and/or the inability of vendors to deliver raw materials and components. Alternative suppliers are being identified (where possible) and inventory levels of certain key components may be temporarily increased. While virtually all internal systems can be replaced with manual systems on a temporary basis, the failure of mission-critical systems would have at least a short-term negative affect on operations. The failure of national and worldwide banking systems could result in the inability of many businesses, including the Company, to conduct business. Remediation, risk assessment and contingency plans are expected to be completed in a timely enough manner before the Company experiences any material adverse impact to its ongoing operations. The total cost to the Company of achieving Year 2000 compliance is not expected to exceed $200,000, not including internal resources. Spending to date totals approximately $20,000.

Liquidity and Capital Resources

     For the fiscal year ended September 30, 1998, net cash provided by operations was $10.1 million compared to $9.4 million for the year ended September 30, 1997 and $4.6 million for the year ended September 30, 1996. The increases in fiscal 1998 and 1997 were primarily attributable to higher net income before extraordinary loss and reflect higher levels of accounts payable and deferred income taxes, offset by higher accounts receivable and inventory balances arising from higher sales volume.

     Net cash used in investing activities was $17.8 million, $3.7 million and $5.5 million for the years ended September 30, 1998, 1997 and 1996, respectively. The Company's investing activities consist primarily of acquisitions and, to a lesser extent, costs associated with capital expenditures. The higher level of cash used in investing activities for fiscal 1998 reflects the Company's purchase of net assets related to the Fiscal 1998 Acquisitions. Capital expenditures during fiscal 1998, 1997 and 1996 related primarily to manufacturing equipment and information systems required to expand capacity and improve overall operating efficiency. The Company intends to finance anticipated capital expenditures through internally generated cash flow and, if necessary, through funds provided under the New Credit Agreement.

     Net cash provided by (used in) financing activities was $5.3 million, $(3.6) million and $2.6 million for the years ended September 30, 1998, 1997 and 1996, respectively. The Company's financing activities consist primarily of the proceeds generated in connection with the Offering and, to a lesser extent, borrowings and repayments under the Senior Credit Agreement and the New Credit Agreement related to operating needs.

     The New Credit Agreement currently makes $70.0 million of revolving credit borrowings available to the Company. The available revolving credit borrowings are reduced to $65.0 million, $45.0 million and $37.5 million during fiscal 2001, 2002 and 2003, respectively. Borrowings under the New Credit Agreement are secured by certain assets of the Company and bear interest at the applicable Eurodollar Rate plus a variable margin or at the Federal Funds Rate plus 0.5% plus a variable margin. At September 30, 1998, the applicable interest rate was 5.88%. The Company is also required to pay a variable quarterly fee on the unused balance under the New Credit Agreement. At September 30, 1998, the applicable rate was 0.2%.

     Accrued interest on Federal Funds Rate borrowings is payable quarterly. Accrued interest on Eurodollar Rate borrowings is payable based on an elected interval of one, two or three months. The Company is required to pay all principal outstanding under the New Credit Agreement in January 2003.

     The New Credit Agreement contains restrictive covenants, including restrictions on incurring other indebtedness, limitations on capital expenditures, requirements that the Company maintain a minimum level of consolidated net worth, a minimum ratio of cash flow to fixed charges, a minimum level of Adjusted EBITDA, and a maximum ratio of debt to Adjusted EBITDA. Upon the occurrence of an event of default under the New Credit Agreement, the lender may require the Company to repay all amounts borrowed thereunder and may proceed against the collateral. The New Credit Agreement also restricts the Company's ability to make certain payments, including the payment of dividends on its Common Stock and payments with respect to certain capital expenditures, without the approval of its lenders.

     A key component of the Company's business strategy is to seek to make additional acquisitions, which will likely require that the Company obtain additional financing, which could include the incurrence of substantial additional indebtedness. The Company believes that borrowings under the New Credit Agreement or a replacement credit facility, together with cash flows from operations, will be sufficient to make required payments under the New Credit Agreement or any such replacement facility, and to make anticipated capital expenditures and fund working capital needs for fiscal 1999.

New Accounting Standards

     The Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, which became effective for fiscal years beginning after December 15, 1997 and established standards for the way that companies report and display comprehensive income and its components in a full set of general purpose financial statements. The Company is currently assessing the impact of SFAS No. 130 on its financial statements.

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

Inflation

     Inflation affects the cost of raw materials, goods and services used by the Company. In recent years, inflation has been modest. The competitive environment somewhat limits the ability of the Company to recover higher costs resulting form inflation by raising prices. Overall product prices have generally been stable and the Company seeks to mitigate the adverse effects of inflation primarily through improved productivity and cost containment programs. The Company does not believe that inflation has had a material impact on its results of operations for the periods presented.

Forward-Looking Statements

     Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"). Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. When used in this MD&A, the words "anticipate," "believe," "estimate," "expect," "intends," and similar expressions, as they relate to the Company are intended to identify forward-looking statements, which include statements relating to, among other things,
(i) the ability of the Company to continue to compete successfully in the dietary supplements market; (ii) the anticipated benefits from new product introductions; (iii) the continued effectiveness of the Company's sales and marketing strategy; and (iv) the ability of the Company to continue to successfully develop and launch new products. Actual results could differ materially from those projected in the forward-looking statements as a result of the matters discussed herein and certain economic and business factors, some of which may be beyond the control of the Company.

Item 7A.       Quantitative and Qualitative Disclosure About Market Risk.

     Borrowings under the New Credit Agreement bear interest at the applicable Eurodollar Rate plus a variable margin or at the Federal Funds Rate plus
0.5% plus a variable margin. At September 30, 1998, the applicable interest rate was 5.88% and the Company had total borrowings outstanding of $37.0 million. To date, the Company has not obtained interest rate protection with respect to these borrowings due to the recent stability of interest rates.

Item 8.        Financial Statements and Supplementary Data.

     The information required by Item 8 is set forth on pages F-1 through F-17 of this Form 10-K. The supplementary financial information required by Item 302 of Regulation S-K is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Selected Quarterly Financial Data; Seasonality."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III
                                    --------

Item 10.       Directors and Executive Officers of the Registrant.

     Information with respect to Directors of the Company is set forth in the Proxy Statement under the heading "The Board of Directors," which information is incorporated herein by reference. Information regarding the executive officers of the Company is included as Item 4A of Part I of the Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K. Information required by Item 405 of Regulation S-K is set forth in the Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

Item 11.       Executive Compensation.

     Information with respect to executive compensation is set forth in the Proxy Statement under the heading "Executive Compensation," which information is incorporated herein by reference (except for the Compensation Committee Report and the Performance Graph).

Item 12.       Security Ownership of Certain Beneficial Owners and Management.

     Information with respect to security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Principal Stockholders," which information is incorporated herein by reference.

Item 13.       Certain Relationships and Related Transactions.

     Information with respect to certain relationships and related transactions is set forth in the Proxy Statements under the headings "The Board of Directors-
- Compensation Committee Interlocks and Insider Participation" and "The Board of Directors--Certain Relationships and Related Transactions," which information is incorporated herein by reference.

                                    PART IV
                                    -------

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  The following documents are filed as part of this report:

     1. Financial Statements, as set forth on the attached Index to Financial Statements.

     2.  Exhibits, as set forth on the attached Exhibit Index.

     3.  Financial Statement Schedules.

         Schedule II--Valuation and Qualifying Accounts

(b)  Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K on July 21, 1998.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of December, 1998.


                                 NUTRACEUTICAL INTERNATIONAL CORPORATION


                                 By:   /s/ Frank W. Gay II
                                       ----------------------------
                                 Name:  Frank W. Gay II
                                 Title: Chairman of the Board and Chief
                                        Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1994, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 29th day of December, 1998.

           Signature              Capacity
           ---------              --------

      /s/ Frank W. Gay II         Director, Chairman of the Board and Chief Executive
--------------------------------  Officer
        Frank W. Gay II

      /s/ Bruce R. Hough
--------------------------------
        Bruce R. Hough            Director, President

    /s/ Jeffrey A. Hinrichs       Director, Chief Operating Officer and Executive Vice
--------------------------------  President
      Jeffrey A. Hinrichs

    /s/ Leslie M. Brown, Jr.
--------------------------------
      Leslie M. Brown, Jr.        Senior Vice President, Finance and Chief Financial Officer

/s/ Alexander Gordon Bearn, M.D.
--------------------------------
  Alexander Gordon Bearn, M.D.    Director

       /s/ Robert C. Gay
--------------------------------
         Robert C. Gay            Director

     /s/ Matthew S. Levin
--------------------------------
       Matthew S. Levin           Director

    /s/ Geoffrey S. Rehnert
--------------------------------
      Geoffrey S. Rehnert         Director

     /s/ Jon Steven Young
--------------------------------
       Jon Steven Young           Director

                                 EXHIBIT INDEX
                                 -------------

Number   Description
------   -----------
   3.1   Form of Amended and Restated Certificate of Incorporation of the Registrant(1)
   3.2   Form of By-laws of the Registrant(1)
   4.1   Form of certificate representing Common Stock(1)
   4.2   Amended and Restated Registration Agreement dated as of January 31, 1995 among the Company and certain of its stockholders(1)
   4.3   Credit Agreement dated as of February 25, 1998 among the Company and its lenders*
  10.1   Nutraceutical International Corporation 1998 Stock Incentive Plan(1)
  10.2   Nutraceutical International Corporation 1998 Non-Employee Director Stock Option Plan(1)
  10.3   Nutraceutical International Corporation Employee Stock Discount Purchase Plan(1)
  10.4   Transaction Services Agreement between the Company and Bain Capital(1)
  10.5   Consultant Stock Agreement dated as of October 28, 1993 between the Company and Bruce R.
         Hough(1)
  10.6   Executive Stock Agreement dated as of October 28, 1993 between the Company and Jeffrey A.
         Hinrichs(1)
  10.7   Stock Option Agreement dated as of November 15, 1994 between the Company and Jeffrey A.
         Hinrichs(1)
  10.8   Stock Option Agreement dated as of November 15, 1994 between the Company and Bruce R.
         Hough(1)
  10.9   Stock Option Agreement dated as of November 15, 1994 between the Company and Frank W. Gay
         II(1)
 10.10   Form of Area Sales Consultant Agreement(1)
  11.1   Computation of earnings per share
         The information required by Exhibit 11.1 is set forth on page F-14 of this Form 10-K.
  21.1   Subsidiaries of the Company
  23.1   Consent of PricewaterhouseCoopers LLP
  27.1   Financial Data Schedule

------------------
(1) Incorporated by reference to the applicable exhibit to the Registrant's Registration Statement on Form S-1, Registration No. 333-41909.
* The Company agrees to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to such agreement upon request by the Commission.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
Financial Statements:
  Report of Independent Accountants...................................... F-2
  Consolidated Balance Sheets at September 30, 1997 and 1998............. F-3
  Consolidated Statements of Operations for the years ended September 30,
   1996, 1997 and 1998................................................... F-4
  Consolidated Statements of Cash Flows for the years ended September 30,
   1996, 1997 and 1998................................................... F-5
  Consolidated Statements of Stockholders' Equity for the years ended
   September 30, 1996, 1997 and 1998..................................... F-6
  Notes to Consolidated Financial Statements............................. F-7

Financial Statement Schedules:
  For each of the three years in the period ended September 30, 1998

  Schedule II -- Valuation and Qualifying Accounts

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Nutraceutical International Corporation.

  In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Nutraceutical International Corporation and its subsidiaries at September 30, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP

Salt Lake City, Utah
November 17, 1998

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                 (dollars in thousands, except per share data)

                                                               SEPTEMBER 30,
                                                             -----------------
                                                              1997      1998
                                                             -------  --------
ASSETS
------
Current assets:
  Cash...................................................... $ 4,415  $  1,967
  Accountants receivable, net...............................   8,001     9,149
  Inventories, net..........................................  20,753    23,935
  Prepaid expenses and other assets.........................   1,018     1,649
  Deferred income taxes.....................................     897     1,101
                                                             -------  --------
    Total current assets....................................  35,084    37,801
Property, plant and equipment, net..........................  10,711    10,770
Goodwill, net...............................................  42,008    54,375
Other assets, net...........................................   2,307     1,362
                                                             -------  --------
                                                             $90,110  $104,308
                                                             =======  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Current portion of long-term debt......................... $ 7,085  $    --
  Current portion of capital lease obligations..............     181        53
  Accounts payable..........................................   6,932     9,614
  Accrued expenses..........................................   5,270     4,087
                                                             -------  --------
    Total current liabilities...............................  19,468    13,754
Long-term debt..............................................  52,860    37,000
Capital lease obligations...................................     133        80
Deferred income taxes, net..................................   1,295     1,852
                                                             -------  --------
    Total liabilities.......................................  73,756    52,686
                                                             -------  --------
Commitments and contingencies (Notes 10, 13 and 16)
Stockholders' equity:
  Common Stock, $.01 par value, 50,000,000 shares
   authorized, 9,308,583 and 11,764,879 shares issued and
   outstanding at September 30, 1997 and 1998,
   respectively.............................................      93       118
  Preferred Stock, $.01 par value, 5,000,000 shares
   authorized, no shares issued and outstanding at September
   30, 1997 and 1998........................................     --        --
  Additional paid-in capital................................   9,609    42,515
  Subscriptions receivable..................................     (55)      --
  Retained earnings.........................................   6,707     9,277
  Cumulative translation adjustment.........................     --         13
  Treasury stock at cost, 41,800 shares at September 30,
   1998.....................................................     --       (301)
                                                             -------  --------
    Total stockholders' equity..............................  16,354    51,622
                                                             -------  --------
                                                             $90,110  $104,308
                                                             =======  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (dollars in thousands, except per share data)

                                                 YEAR ENDED SEPTEMBER 30,
                                             --------------------------------
                                                1996       1997       1998
                                             ---------- ---------- ----------
Net sales................................... $   83,923 $   98,096 $  104,688
Cost of sales...............................     45,099     52,277     57,750
                                             ---------- ---------- ----------
    Gross profit............................     38,824     45,819     46,938
                                             ---------- ---------- ----------
Operating expenses:
  Selling, general and administrative.......     27,308     28,879     31,233
  Amortization of intangibles...............      1,483      1,346      1,391
  Non-recurring payments to management
   advisors.................................        300        300      1,135
  One-time payment to executive officer.....        --       1,700        --
                                             ---------- ---------- ----------
                                                 29,091     32,225     33,759
                                             ---------- ---------- ----------
Income from operations......................      9,733     13,594     13,179
Interest expense, net.......................      7,126      6,572      3,971
                                             ---------- ---------- ----------
Income before provision for income taxes....      2,607      7,022      9,208
Provision for income taxes..................      1,056      2,774      3,509
                                             ---------- ---------- ----------
Net income before extraordinary loss........      1,551      4,248      5,699
Extraordinary loss on early extinguishment
 of debt, net of tax........................        --         --      (3,129)
                                             ---------- ---------- ----------
Net income.................................. $    1,551 $    4,248 $    2,570
                                             ========== ========== ==========
Net income before extraordinary loss per
 common share:
  Basic..................................... $     0.17 $     0.46 $     0.53
  Diluted................................... $     0.15 $     0.40 $     0.48
Extraordinary loss per common share:
  Basic..................................... $      --  $      --  $    (0.29)
  Diluted................................... $      --  $      --  $    (0.26)
Net income per common share:
  Basic..................................... $     0.17 $     0.46 $     0.24
  Diluted................................... $     0.15 $     0.40 $     0.22
Weighted average common shares outstanding:
  Basic.....................................  9,308,583  9,308,583 10,806,178
  Diluted................................... 10,421,667 10,502,749 11,902,348


  The accompanying notes are an integral part of these consolidated financial statements.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 (dollars in thousands, except per share data)

                                                     YEAR ENDED SEPTEMBER 30,
                                                    --------------------------
                                                     1996     1997      1998
                                                    -------  -------  --------
Cash flows from operating activities:
  Net income....................................... $ 1,551  $ 4,248  $  2,570
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization (includes
     amortization of inventory write-up of $381
     during 1998)..................................   3,085    3,969     5,096
    Amortization of debt issuance costs............     785      817       468
    Extraordinary loss on early extinguishment of
     debt, net of tax..............................     --       --      3,129
    Loss on disposal of property, plant and
     equipment.....................................     --       --          7
    Changes in assets and liabilities, net of
     effects from acquisitions:
      Accounts receivable..........................   3,932     (794)     (456)
      Inventories..................................  (1,491)  (3,390)   (2,460)
      Prepaid expenses and other assets............    (358)     190      (453)
      Deferred income taxes........................     909      608       520
      Other assets.................................      (1)      (3)     (305)
      Accounts payable.............................  (2,838)   1,939     1,960
      Accrued expenses.............................  (1,015)   1,779       (13)
                                                    -------  -------  --------
        Net cash provided by operating activities..   4,559    9,363    10,063
                                                    -------  -------  --------
Cash flows from investing activities:
  Purchases of property and equipment..............  (5,498)  (3,652)   (3,380)
  Acquisitions, net of cash acquired...............     --       --    (14,435)
                                                    -------  -------  --------
        Net cash used in investing activities......  (5,498)  (3,652)  (17,815)
                                                    -------  -------  --------
Cash flows from financing activities:
  Proceeds from long-term debt.....................   4,250      --     46,450
  Payments on long-term debt.......................  (1,500)  (3,450)  (71,955)
  Principal payments on capital lease obligations..    (178)    (182)     (181)
  Payment of deferred financing fees...............     --       --     (1,058)
  Prepayment penalty and fees on early
   extinguishment of debt..........................     --       --       (632)
  Receipts of subscriptions receivable.............      28       15        55
  Proceeds from issuance of common stock...........     --       --     32,931
  Purchase of treasury shares......................     --       --       (301)
                                                    -------  -------  --------
        Net cash provided by (used in) financing
         activities................................   2,600   (3,617)    5,309
                                                    -------  -------  --------

Effect of exchange rate changes on cash.............    --       --         (5)
                                                    -------  -------  --------
Net increase (decrease) in cash....................   1,661    2,094    (2,448)
Cash at beginning of period........................     660    2,321     4,415
                                                    -------  -------  --------
Cash at end of period.............................. $ 2,321  $ 4,415  $  1,967
                                                    =======  =======  ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest....................................... $ 6,164  $ 5,924  $  3,882
    Income taxes................................... $   513  $ 2,432  $    874

  The accompanying notes are an integral part of these consolidated financial statements.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 (dollars in thousands, except per share data)

                            COMMON STOCK    ADDITIONAL                        CUMULATIVE               TOTAL
                          -----------------  PAID-IN   SUBSCRIPTIONS RETAINED TRANSLATION TREASURY STOCKHOLDERS'
                            SHARES   AMOUNT  CAPITAL    RECEIVABLE   EARNINGS ADJUSTMENT   STOCK      EQUITY
                          ---------- ------ ---------- ------------- -------- ----------- -------- -------------
Balance at October 1,
 1995...................   9,308,583  $ 93   $ 9,609       $(98)      $  908     $--       $ --       $10,512
Receipt of subscriptions
 receivable.............         --    --        --          28          --       --         --            28
Net income..............         --    --        --         --         1,551      --         --         1,551
                          ----------  ----   -------       ----       ------     ----      -----      -------
Balance at September 30,
 1996...................   9,308,583    93     9,609        (70)       2,459      --         --        12,091
Receipt of subscriptions
 receivable.............         --    --        --          15          --       --         --            15
Net income..............         --    --        --         --         4,248      --         --         4,248
                          ----------  ----   -------       ----       ------     ----      -----      -------
Balance at September 30,
 1997...................   9,308,583    93     9,609        (55)       6,707      --         --        16,354
Issuance of common
 stock..................   2,456,296    25    32,906        --           --       --         --        32,931
Receipt of subscriptions
 receivable.............         --    --        --          55          --       --         --            55
Net income..............         --    --        --         --         2,570      --         --         2,570
Cumulative translation
 adjustment.............         --    --        --         --           --        13        --            13
Purchase of treasury
 stock..................         --    --        --         --           --       --        (301)        (301)
                          ----------  ----   -------       ----       ------     ----      -----      -------
Balance at September 30,
 1998...................  11,764,879  $118   $42,515       $--        $9,277     $ 13      $(301)     $51,622
                          ==========  ====   =======       ====       ======     ====      =====      =======


  The accompanying notes are an integral part of these consolidated financial statements.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (dollars in thousands, except per share data)

1. DESCRIPTION OF BUSINESS

  Nutraceutical International Corporation (the Company) develops, manufactures and markets high quality branded vitamin, mineral, herbal and specialty dietary supplements to domestic health food stores and international distributors under the Solaray, Kal, NaturalMax, VegLife, Premier One, Solar Green, Natural Sport and Action Labs brand names. The Company also produces chelated minerals and processed herbs for its own use and sells these items to other manufacturers and marketers in the dietary supplement industry. The Company's wholly-owned direct and indirect subsidiaries consist of Nutraceutical Corporation; Solaray, Inc. (Solaray); Premier One Products, Inc. (Premier One); Makers of KAL, Inc. and Makers of KAL B.V. (KAL); NaturalMax, Inc. (NaturalMax); Monarch Nutritional Laboratories, Inc. (Monarch Nutritional Laboratories); AuNaturel, Inc.; VegLife, Inc.; Action Labs, Inc. (Action Labs) and Nutraforce (Canada) International, Inc. (Nutraforce).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation--The consolidated financial statements include the accounts of the Company and its subsidiaries (Note 1). The acquired operations of Action and Nutraforce have been consolidated from their respective dates of acquisition (Note 3). All significant intercompany transactions and balances have been eliminated.

  Use of Estimates--The preparation of these financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reporting periods. Estimates include reserves for obsolete and slow moving inventory, customer returns and allowances and uncollectible accounts receivable. Actual results could differ from these estimates.

  Reclassification--Certain prior year amounts have been reclassified to conform with the current year's presentation.

 Fair Value of Financial Instruments--The fair value of financial instruments, including cash, accounts receivable, other current assets, accounts payable, accrued expenses and debt, approximates their respective book values.

  Cash--Substantially all of the Company's cash is held by one bank at September 30, 1998. The Company does not believe that, as a result of this concentration, it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

  Inventories--Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost or market, cost being determined by a moving weighted average under the first-in, first-out method.

  Property, Plant and Equipment--Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets. Expenditures for renewals and betterments are capitalized while maintenance and repairs are charged to operations in the period incurred.

  Goodwill--The excess of the purchase price over the fair market values of the assets acquired and liabilities assumed is classified as goodwill and is being amortized using the straight-line method over periods ranging from 25 to 40 years. The Company periodically evaluates the recoverability of goodwill based on undiscounted future cash flows. No impairments of goodwill have been recorded as a result of these evaluations.

  Non-Compete Agreements--Included in long-term other assets are capitalized costs associated with non-compete agreements the Company entered into with certain key executives associated with the Solaray, Premier One, KAL/NaturalMax and Monarch Nutritional Laboratories acquisitions. These capitalized costs are being amortized using the declining balance method over the lives of the agreements which expire during fiscal 2000.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                 (dollars in thousands, except per share data)

  Deferred Financing Fees--The Company deferred certain debt issuance costs related to the establishment of new financing loans (Note 9). These costs are capitalized in long-term other assets and are being amortized using the effective interest rate method over the life of the loans.

  Interest Rate Cap Agreement--During fiscal 1995, the Company entered into an interest rate cap agreement to hedge against the interest rate risk associated with its variable rate debt obligations (Note 9). The effect of this interest rate cap was to minimize the impact of interest rate fluctuations on the Company's operating results. At September 30, 1997, the Company had an outstanding interest rate cap agreement with a notional principal amount of $26,000. This interest rate cap agreement was cancelled in connection with the Offering.

  Common Stock--On February 19, 1998, the Company completed the initial public offering (the Offering) of its common stock (Common Stock), par value $0.01 per share.

  In connection with the Offering, the Company reclassified all of its outstanding classes of capital stock (including accrued preference amounts) into shares of Common Stock and authorized a single class of undesignated preferred stock. Concurrently with the Offering, the Company effected a 7.5291-for-one stock split of all outstanding shares of Common Stock and a corresponding adjustment in the number of shares issuable upon the exercise of all outstanding options and warrants. After giving effect to the reclassification and stock split, the Company had 9,308,583 shares of Common Stock outstanding and no shares of preferred stock outstanding. All periods presented have been retroactively adjusted for the effect of the reclassification and stock split.

  The Company sold 2,144,618 shares of Common Stock in the Offering and certain selling stockholders sold an additional 1,684,882 shares of Common Stock (including shares sold pursuant to the underwriters overallotment option). Of the shares sold by the selling stockholders, 302,947 shares were issued in connection with the Offering upon the exercise of outstanding warrants. Immediately following the Offering, the Company had a total of 11,756,148 shares of Common Stock outstanding. The net proceeds to the Company from the sale of shares in the Offering of approximately $32,807 were primarily used to repay existing indebtedness (Note 9). In addition, the Company recorded a one-time payment related to the termination of a management advisory agreement and for services rendered in connection with the Offering (Note 14).

 Foreign Currency Translation--All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at fiscal year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal year. The resulting translation adjustments are recorded as a component of stockholders' equity.

  Revenue Recognition--Sales are recognized upon shipment of merchandise to a customer. Provision is made for estimated customer returns, discounts and allowances at the time of sale.

  Research and Development--The Company expenses research and development costs as incurred. For the years ended September 30, 1996, 1997 and 1998, the Company incurred $837, $850 and $842, respectively, in research and development expenditures. These costs are included in selling, general and administrative expenses for the respective periods.

  Advertising--The Company expenses advertising costs as incurred. These costs are included in selling, general and administrative expenses for the respective periods in the statements of operations.

  Income Taxes--The Company accounts for income taxes using the asset and liability method as prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires the Company to record deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in different periods for financial statements versus tax returns.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                 (dollars in thousands, except per share data)

  Accounting for Stock-Based Compensation--The Company has adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and will, when material, provide pro forma disclosures of net income and net income per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense.

  Concentrations of Credit Risk--In the normal course of business, the Company provides credit terms to its customers; however, collateral is not required. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations. From time to time, a higher concentration of credit risk may exist on outstanding accounts receivable for a select number of customers depending on individual buying patterns. At September 30, 1997 and 1998, no customer accounted for more than 10 percent of trade accounts receivable. Furthermore, no customer accounted for more than 10 percent of net sales in any of the three years ended September 30, 1998.

3. ACQUISITIONS

  Acquisitions--On July 20, 1998 and August 31, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Action Labs and Nutraforce, respectively (collectively referred to as the Acquired Businesses or the Fiscal 1998 Acquisitions). These acquisitions were accounted for using the purchase method of accounting. Accordingly, the purchase price assigned to the assets acquired and liabilities assumed was their fair market values at their respective dates of acquisition. The excess of the purchase price over the fair market values of the assets acquired and liabilities assumed has been classified as goodwill and is being amortized using the straight-line method (Note 2). The consolidated statements of operations and statements of cash flows presented herein include the activities of the Acquired Businesses from their respective dates of acquisition.

  The aggregate purchase price for the Fiscal 1998 Acquisitions totaled $14,683, consisting of cash of $14,435, forgiveness of certain seller liabilities of $224 owed to the Company and a net payable to a seller of $24. The following reflects the allocation of the aggregate purchase price for the Fiscal 1998 Acquisitions to the aggregate assets acquired and the liabilities assumed:

                                                                    FISCAL 1998
                                                                    ACQUISITIONS
                                                                    ------------
      Aggregate purchase price for Fiscal 1998 Acquisitions........   $14,683
                                                                      =======
      Aggregate assets acquired and liabilities assumed:
        Current assets.............................................     2,022
        Property, plant and equipment..............................        12
        Goodwill...................................................    13,665
        Other assets...............................................       166
        Current liabilities........................................    (1,182)
                                                                      -------
          Total....................................................   $14,683
                                                                      =======

4. ACCOUNTS RECEIVABLE, NET

  Accounts receivable, net, consist of the following:

                                                                SEPTEMBER 30,
                                                                ---------------
                                                                 1997    1998
                                                                ------  -------
      Accounts receivable...................................... $8,811  $10,173
      Less allowances..........................................   (810)  (1,024)
                                                                ------  -------
                                                                $8,001  $ 9,149
                                                                ======  =======

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                 (dollars in thousands, except per share data)

5. INVENTORIES, NET

  Inventories, net of reserves for obsolete and slow moving inventory, are comprised of the following:

                                                                  SEPTEMBER 30,
                                                                 ---------------
                                                                  1997    1998
                                                                 ------- -------
      Raw materials............................................. $10,090 $ 8,562
      Work-in-process...........................................   3,064   4,981
      Finished goods............................................   7,599  10,392
                                                                 ------- -------
                                                                 $20,753 $23,935
                                                                 ======= =======

  In connection with the Fiscal 1998 Acquisitions (Note 3), the inventories of the Acquired Businesses were valued at net realizable value as of their respective acquisition dates. The amount ascribed in excess of historical cost (write-up) was $381 for the year ended September 30, 1998 and was charged to cost of sales in the accompanying statements of operations as the inventories were sold.

6. PROPERTY, PLANT AND EQUIPMENT, NET

  Property, plant and equipment, net, are comprised of the following:

                                                   ESTIMATED
                                                    USEFUL    SEPTEMBER 30,
                                                     LIFE    ----------------
                                                    (YEARS)   1997     1998
                                                   --------- -------  -------
      Land........................................    --     $   422  $   422
      Building and improvements...................     30      2,576    2,623
      Furniture, fixtures and equipment...........   3-10     12,708   16,033
                                                             -------  -------
                                                              15,706   19,078
      Less accumulated depreciation and
       amortization...............................            (4,995)  (8,308)
                                                             -------  -------
                                                             $10,711  $10,770
                                                             =======  =======

  At September 30, 1997 and 1998, furniture, fixtures and equipment includes $474 of leased equipment with an accumulated amortization balance of $304 and $352, respectively. Certain property and equipment collateralize debt obligations (Note 9).

  Depreciation and amortization of property, plant and equipment totaled $1,541, $2,561 and $3,324 for the years ended September 30, 1996, 1997 and 1998, respectively.

7. GOODWILL, NET

  Goodwill, net, is comprised of the following:

                                                                SEPTEMBER 30,
                                                               ----------------
                                                                1997     1998
                                                               -------  -------
      Goodwill................................................ $45,237  $58,902
      Less accumulated amortization...........................  (3,229)  (4,527)
                                                               -------  -------
                                                               $42,008  $54,375
                                                               =======  =======

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                 (dollars in thousands, except per share data)

8. ACCRUED EXPENSES

  Accrued expenses are comprised of the following:

                                                                  SEPTEMBER 30,
                                                                ----------------
                                                                 1997     1998
                                                                -------  -------
      Employee payroll, benefits, taxes and performance
       incentives.............................................. $ 2,009  $ 2,036
      One-time payment to executive officer....................   1,700       --
      Other....................................................   1,561    2,051
                                                                -------  -------
                                                                $ 5,270  $ 4,087
                                                                =======  =======

9. LONG-TERM DEBT

  Long-term debt is comprised of the following:

                                                                 SEPTEMBER 30,
                                                                ----------------
                                                                 1997     1998
                                                                -------  -------
      Note payable, payable in two installments as follows:
       $500 in October 1997 and $765 in January 1998; interest
       is payable with principal installments and accrues at
       8% per annum...........................................  $ 1,265  $   --
      Senior Credit Agreement:
        Revolving Credit Facility.............................    9,240      --
        Term A Loan...........................................   37,000      --
        Term B Loan, net of unamortized discount of $2,560....   12,440
      New Credit Agreement:
        Revolving Credit Facility.............................      --    37,000
                                                                -------  -------
      Total long-term debt....................................   59,945   37,000
      Less current portion....................................   (7,085)     --
                                                                -------  -------
                                                                $52,860  $37,000
                                                                =======  =======

  On February 25, 1998, the Company replaced its Senior Credit Agreement, under which the Company had outstanding borrowings of $60,178 (before unamortized discount of $2,454), with a new credit agreement (the New Credit Agreement). The Company realized an extraordinary loss on the early extinguishment of the Senior Credit Agreement of $3,129, net of tax of $1,804.

  The New Credit Agreement currently makes $70,000 of revolving credit borrowings available to the Company. The available revolving credit borrowings are reduced to $65,000, $45,000 and $37,500 during fiscal 2001, 2002 and 2003, respectively. Borrowings under the New Credit Agreement are secured by certain assets of the Company and bear interest at the applicable Eurodollar Rate plus a variable margin or at the Federal Funds Rate plus 0.5% plus a variable margin. At September 30, 1998, the applicable interest rate was 5.88%. The Company is also required to pay a variable quarterly fee on the unused balance under the New Credit Agreement. At September 30, 1998, the applicable rate was 0.2%.

  Accrued interest on Federal Funds Rate borrowings is payable quarterly. Accrued interest on Eurodollar Rate borrowings is payable based on an elected interval of one, two or three months. The Company is required to repay all principal outstanding under the New Credit Agreement in January 2003. Accordingly, the outstanding principal balance at September 30, 1998 was classified as long-term debt.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                (dollars in thousands, except per share data)

10. LEASE COMMITMENTS AND OBLIGATIONS

  The Company leases office and warehouse facilities under non-cancelable operating leases expiring June of 2003. These operating leases require the Company to pay all taxes, insurance and maintenance. The Company also leases certain computer, manufacturing and laboratory equipment under capital leases.

  The following summarizes future minimum lease payments required under capital and operating leases:

       YEAR ENDING                                          CAPITALIZED OPERATING
      SEPTEMBER 30,                                           LEASES     LEASES
      -------------                                         ----------- ---------
        1999.............................................      $ 63      $1,110
        2000.............................................        63         656
        2001.............................................        23         151
        2002.............................................       --          126
        2003.............................................       --           52
        Thereafter.......................................       --          --
                                                               ----      ------
        Future minimum lease payments....................       149      $2,095
                                                                         ======
        Less amounts representing interest...............       (16)
                                                               ====
        Present value of future minimum lease payments...       133
        Less amounts due within one year.................       (53)
                                                               ----
        Amounts due after one year.......................      $ 80
                                                               ====

  Total rent expense incurred by the Company under non-cancelable operating leases for the years ended September 30, 1996, 1997 and 1998 was $898, $950 and $1,142, respectively.

11. INCOME TAXES

  The provision for income taxes is comprised of the following:

                                                                 YEAR ENDED
                                                               SEPTEMBER 30,
                                                            --------------------
                                                             1996   1997   1998
                                                            ------ ------ ------
      Current:
        Federal............................................ $  134 $2,058 $  862
        State..............................................     13    197    133
      Deferred:
        Federal............................................    830    508    647
        State..............................................     79     11     63
                                                            ------ ------ ------
                                                            $1,056 $2,774 $1,705
                                                            ====== ====== ======

  The provision for income taxes for 1998 consists of a provision of $3,509 resulting from income before provision for income taxes offset by a benefit of $1,804 resulting from the extraordinary loss on early extinguishment of debt.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                (dollars in thousands, except per share data)


  A summary of the composition of net deferred income tax assets and liabilities is as follows:

                                                                  SEPTEMBER 30,
                                                                  -------------
                                                                   1997   1998
                                                                  ------ ------
      ASSETS
      Inventory differences...................................... $  108 $  470
      Accounts receivable reserves...............................     41    347
      Accrued liabilities........................................    748    273
      Other......................................................    --      11
                                                                  ------ ------
      Current deferred income tax assets......................... $  897 $1,101
                                                                  ====== ======
      LIABILITIES
      Amortization of intangibles................................ $1,131 $1,845
      Depreciation...............................................    164      7
                                                                  ------ ------
      Long-term deferred income tax liabilities, net............. $1,295 $1,852
                                                                  ====== ======

  The differences between income taxes at the statutory federal income tax rate and income taxes reported in the statements of operations are as follows:

                                                               YEAR ENDED
                                                             SEPTEMBER 30,
                                                          ---------------------
                                                           1996    1997   1998
                                                          ------  ------ ------
      Tax at federal statutory rate...................... $  886  $2,387 $1,454
      State tax, net of federal benefit..................     94     249    152
      Non-deductible expenses............................     86     102    113
      Other..............................................    (10)     36    (14)
                                                          ------  ------ ------
                                                          $1,056  $2,774 $1,705
                                                          ======  ====== ======

12. CAPITAL STOCK

  Description of Capital Stock -- At September 30, 1998, the Company had two authorized classes of stock: Common Stock with a par value of $0.01 per share and Preferred Stock with a par value of $0.01 per share.

  The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). Under this statement, both "basic" earnings per share and "diluted" earnings per share are presented on the face of the income statement. As required under SFAS 128, both basic earnings per share and diluted earnings per share for the years ended September 30, 1996 and 1997 have been calculated giving retroactive effect to the Company's stock reclassification and stock split which occurred in conjunction with the Offering (Note 2). The following table provides a reconciliation of both net income and the number of common shares used in the computations of basic earnings per share, which utilizes the weighted average number of common shares outstanding without regard to potential common shares, and diluted earnings per share which includes all such shares:

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                 (dollars in thousands, except per share data)


                                                   YEAR ENDED SEPTEMBER 30,
                                               --------------------------------
                                                  1996       1997       1998
                                               ---------- ---------- ----------
Net income (Numerator):
  Net income before extraordinary loss.......  $    1,551 $    4,248 $    5,699
  Extraordinary loss on early extinguishment
   of debt, net of tax.......................         --         --      (3,129)
                                               ---------- ---------- ----------
  Net income.................................  $    1,551 $    4,248 $    2,570
                                               ========== ========== ==========
Weighted average common shares (Denominator):
  Basic weighted average common shares.......   9,308,583  9,308,583 10,806,178
  Add: Dilutive effect of stock options and
   warrants..................................   1,113,084  1,194,166  1,096,170
                                               ---------- ---------- ----------
  Diluted weighted average common shares.....  10,421,667 10,502,749 11,902,348
                                               ========== ========== ==========
Net income before extraordinary loss per
 common share:
  Basic......................................  $     0.17 $     0.46 $     0.53
  Diluted....................................  $     0.15 $     0.40 $     0.48
Extraordinary loss per common share:
  Basic......................................         --         --  $    (0.29)
  Diluted....................................         --         --  $    (0.26)
Net income (loss) per common share:
  Basic......................................  $     0.17 $     0.46 $     0.24
  Diluted....................................  $     0.15 $     0.40 $     0.22

  Stock Warrants--As part of the Solaray acquisition, the Company issued detachable stock warrants which entitle the holder to purchase 993,393 shares of Common Stock at an exercise price of $0.01 per share, of which 302,947 warrants were exercised in connection with the Offering. The aggregate estimated fair value of these warrants on the date of issuance was $292. These warrants expire October 28, 2003. As part of the Premier One and KAL acquisitions, the Company issued warrants to purchase 163,976 shares of Common Stock at exercise prices ranging from $4.86 to $4.91 per share, which were considered to be the estimated fair market values per share of the Common Stock at the respective dates of issuance. These warrants expire in January 2005.

  Stock Options--During November 1994, the Company issued 301,164 options to certain key executives at an exercise price of $3.45, which was considered to be the estimated fair market value of the Company's stock at the date of grant. These grants vest over a period of up to five years and expire no later than the 10th anniversary of the date of grant. As of September 30, 1998, 257,495 shares were exercisable.

  Stock Option Plans--During the year ended September 30, 1995, the Company's Board of Directors adopted the 1995 Stock Option Plan (the 1995 Option Plan). The 1995 Option Plan provides for granting options to executives and key employees of the Company and its subsidiaries to purchase Common Stock. In aggregate, 225,873 shares have been reserved for issuance under the 1995 Option Plan.

  During the year ended September 30, 1998, the Company's Board of Directors adopted the 1998 Stock Incentive Plan (the 1998 Stock Plan). The 1998 Stock Plan provides for granting options to executives and key employees of the Company and its subsidiaries to purchase Common Stock. In aggregate, 1,050,000 shares of Common Stock have been reserved for issuance under the 1998 Stock Plan.

  During the year ended September 30, 1998, the Company's Board of Directors adopted the 1998 Non-Employee Director Stock Option Plan (the Director Option
Plan). The Director Option Plan provides for granting options to non-employee Directors of the Company to purchase Common Stock. In aggregate, 150,000 shares of Common Stock have been reserved for issuance under the Director Option Plan.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                 (dollars in thousands, except per share data)


  The following table sets forth option grants made under the 1995 Option Plan, the 1998 Stock Plan and the Director Option Plan:

                                           NUMBER OF AVERAGE PRICE  AGGREGATE
                                            OPTIONS    PER SHARE   OPTION PRICE
                                           --------- ------------- ------------
      Outstanding at October 1, 1995......      --        $--         $  --
        Granted...........................  190,486         5            936
        Exercised.........................      --         --            --
        Canceled..........................  (15,246)        5            (75)
                                            -------       ---         ------
      Outstanding at September 30, 1996...  175,240         5            861
                                            -------       ---         ------
        Granted...........................   26,352         9            228
        Exercised.........................      --         --            --
        Canceled..........................  (33,316)        5           (164)
                                            -------       ---         ------
      Outstanding at September 30, 1997...  168,276         5            925
                                            -------       ---         ------
        Granted...........................  314,074        16          5,105
        Exercised.........................      --         --            --
        Canceled..........................  (20,580)       16           (336)
                                            -------       ---         ------
      Outstanding at September 30, 1998...  461,770       $12         $5,694
                                            -------       ---         ------

  These options were issued at exercise prices which represent management's estimate of the fair market value per share of Common Stock at the respective grant dates. The 1995 Option Plan grants vest over a period of four years and expire on the tenth anniversary of the date of grant. The 1998 Stock Incentive Plan grants vest over a period of two to four years and expire no later than the tenth anniversary of the date of grant. The Director Option Plan grants vest over a period of approximately three years and expire no later than the tenth anniversary of the date of grant.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                (dollars in thousands, except per share data)

  The following table sets forth data related to exercise prices and lives for option grants made under the 1995 Option Plan, the 1998 Stock Plan and the Director Option Plan:



                                               SEPTEMBER 30, 1998
                              OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                          ---------------------------    ---------------------------
      RANGE OF                       WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
   EXERCISE PRICES         SHARES    EXERCISE PRICE       SHARES    EXERCISE PRICE
----------------------    -------    ----------------    -------    ---------------
$ 4.91 - $ 4.91           140,042       $ 4.91           108,979       $ 4.91
(Avg. life: 6.5 years)
$ 8.63 - $13.38            92,881       $10.77             9,920       $10.23
(Avg. life: 9.4 years)
$17.50 - $17.50           228,847       $17.50            37,545       $17.50
(Avg. life: 9.3 years)

  The weighted average fair value per share of options granted was $1.76 and $10.13 for the years ended September 30, 1997 and 1998, respectively. The Company's pro forma net income for the years ended September 30, 1997 and 1998 would have been $4,239 and $2,321, respectively, if compensation cost had been measured under the fair value method of SFAS 123. The Company's pro forma basic net income per common share for the fiscal years ended September 30, 1997 and 1998 would have been $0.46 and $0.21, respectively. The Company's pro forma diluted net income per common share for the fiscal years ended September 30, 1997 and 1998 would have been $0.40 and $0.20, respectively.

  The fair value of these options was estimated as of the date of grant using a Black-Scholes option pricing model with the following assumptions for the years ended September 30, 1997 and 1998, respectively: risk free interest rate of 6.15% and 5.52%; expected life of 5 years and 5 years; expected volatility of 1% and 70%; and expected dividend yield of 0% and 0%. Because changes in the subjective input assumptions can materially affect the fair value estimate, management's opinion is that the existing valuation models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The initial impact on pro forma net income may not be representative of pro forma compensation expense in future years, depending upon the amount of stock options awarded in the future and their related vesting periods.

  Stock Purchase Plan--During the year ended September 30, 1998, the Company's Board of Directors adopted the Employee Stock Discount Purchase Plan (the Stock Purchase Plan). The Stock Purchase Plan is intended to give employees desiring to do so a convenient means of purchasing shares of Common Stock through payroll and lump-sum deductions. In aggregate, 750,000 shares of Common Stock have been reserved for issuance under the Stock Purchase Plan.

  Treasury Stock Repurchase Program--During the year ended September 30, 1998, the Company's Board of Directors approved a treasury stock repurchase program to repurchase up to 400,000 shares of Common Stock of the Company. As of September 30, 1998, the Company had repurchased 41,800 shares under this plan at an aggregate price of $301.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                (dollars in thousands, except per share data)

13. EMPLOYEE BENEFIT PLANS

  401(k) Plan--The Company has a 401(k) defined contribution profit sharing plan which covers substantially all employees. Under the plan, employees can contribute up to 15% of their compensation, not to exceed the prescribed annual statutory limit ($10 for calendar 1998). The Company makes matching and discretionary contributions to the plan which approximate 5% of all eligible employees' salaries. The amounts contributed to the plan by the Company during the years ended September 30, 1996, 1997 and 1998 were $254, $317 and $384, respectively.

  Self-Funded Health Insurance Plan--The Company has a self-insured health care program for its employees and their dependents. Under the program, the Company pays claims up to $35 per year for each individual, while claims exceeding $35 per individual, or $694 in the aggregate as of September 30, 1998, are covered by a third party stop-loss insurance policy. Total health insurance expense incurred by the Company, which includes claims, third party insurance premiums and other related costs, for the years ended September 30, 1996, 1997 and 1998 was $526, $770 and $898, respectively. At September 30, 1998, the Company had accrued $166 for claims incurred but not reported and claims reported but not paid.

14. RELATED PARTY TRANSACTIONS

  On January 31, 1995, the Company entered into a five year management agreement (the Agreement) with certain stockholders of the Company. The Agreement required the Company to pay a monthly management fee of $25 plus out-of-pocket expenses payable on a quarterly basis in arrears commencing March 31, 1995. The Agreement was terminated in conjunction with the Offering. A fee of $1,012 was incurred related to the termination of the Agreement and other services performed in connection with the Offering. For the years ended September 30, 1996, 1997, and 1998, the Company incurred $339, $360 and $1,185, respectively, in fees and out-of-pocket expenses for these certain stockholders.

  During fiscal 1994, the Company loaned $112 to certain stockholders for the purchase of the Company's stock. The loans accrued interest at 6% per annum and were payable in four annual installments commencing October 28, 1994 and ending October 28, 1997. The amount outstanding under these loans at September 30, 1997 was $55 and was repaid in full during fiscal 1998.

15. SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

  As part of the Fiscal 1998 Acquisitions, the Company forgave $224 in certain seller liabilities owed to the Company and incurred a net payable of $24 to a seller.

16. COMMITMENTS AND CONTINGENCIES

  The formulation, manufacturing, processing, packaging, labeling, advertising, distribution and sale of dietary supplements (consisting of vitamins, amino acids, minerals, herbs, other botanicals and other dietary ingredients) such as those sold by the Company are subject to regulation by one or more federal agencies, principally the Food and Drug Administration and the Federal Trade Commission and, to a lesser extent, the Consumer Product Safety Commission and United States Department of Agriculture. These activities are also regulated by various governmental agencies for the states and localities in which the Company's products are sold, as well as by governmental agencies in certain foreign countries in which the Company's products are sold.

  Although management believes that the Company is in compliance, in all material respects, with the statutes, laws, rules and regulations of every jurisdiction in which it operates, no assurance can be given that the Company's compliance with applicable statutes, laws, rules and regulations will not be challenged by governing authorities or that such challenges will not have a material adverse effect on the Company's financial position or results of operations or cash flows.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                 (dollars in thousands, except per share data)

  The Company, like any other retailer, distributor and manufacturer of products that are designed to be ingested, also faces inherent risk of exposure to product liability claims in the event that the use of its products results in injury. With respect to product liability claims, the Company has liability insurance; however, there can be no assurance that such insurance will be adequate to cover potential liabilities. In the event that the Company does not have adequate insurance or contractual indemnification from parties supplying raw materials or marketing its products, product liabilities relating to defective products could have a material adverse effect on the Company.

  The Company is not currently a named defendant in any product liability lawsuit. However, the Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the Company's liability, if any, arising from legal proceedings related to these matters is not expected to have a material adverse impact on the Company's financial position.

                    Nutraceutical International Corporation
                 Schedule II--Valuation and Qualifying Accounts



                                                      Balance at     Charged     Charged               Balance at
                                                      Beginning   to Costs and   to Other                End of
          Description                                  of Period      Expenses    Accounts  Deductions    Period
          ----------                                  ----------  ------------   --------  ----------  ----------
September 30 1998
Deducted from related asset account:
    Allowance for sales returns....................    $  420          $313        $165        $295      $  603
    Allowance for doubtful accounts................    $  390          $223        $ 15        $207      $  421
    Provision for inventory........................    $1,167          $410        $164        $620      $1,121

September 30 1997
Deducted from related asset account:
    Allowance for sales returns....................    $  456          $207        $ --        $243      $  420
    Allowance for doubtful accounts................    $  355          $ 35        $ --        $ --      $  390
    Provision for inventory........................    $  675          $492        $ --        $ --      $1,167

September 30 1996
Deducted from related asset account:
    Allowance for sales returns....................    $  412          $601        $ --        $557      $  456
    Allowance for doubtful accounts................    $  420          $ --        $ --        $ 65      $  355
    Provision for inventory........................    $  625          $ 50        $ --        $ --      $  675
