Form 10-Q
period 1998-12-31
NUTRACEUTICAL INTERNATIONAL CORP
filed 1999-02-16
CIK 1050007

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549



                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 1998

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


                                 (435) 655-6106
              (Registrant's telephone number, including area code)



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



At February 16, 1999 the registrant had 11,676,047 shares of common stock outstanding.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                                     INDEX


Description                                                                                                          Page No.

Part I.     Financial Information
            Item 1.        Financial Statements                                                                        3

                           Condensed Consolidated Balance Sheets -                                                     3
                           September 30, 1998 and December 31, 1998

                           Condensed Consolidated Statements of Operations -                                           4
                           Three Months Ended December 31, 1997 and 1998

                           Condensed Consolidated Statements of Cash Flows -                                           5
                           Three Months Ended December 31, 1997 and 1998

                           Notes to Condensed Consolidated Financial Statements                                        6

            Item 2.        Management's Discussion and Analysis of Financial                                           9
                           Condition and Results of Operations

Part II.    Other Information
            Item 1.        Legal Proceedings                                                                          16

            Item 6.        Exhibits and Reports on Form 8-K                                                           16

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (unaudited)

                            (dollars in thousands)

                                                                                     September 30,      December 31,
                                                                              ----------------------------------------
                                                                                           1998 (1)              1998
                                   ASSETS
Current assets:
        Cash                                                                    $         1,967       $           213
        Accounts receivable, net                                                          9,149                10,716
        Inventories, net                                                                 23,935                27,892
        Prepaid expenses and other assets                                                 1,649                 1,754
        Deferred income taxes                                                             1,101                 1,077
                                                                              ------------------    ------------------
               Total current assets                                                      37,801                41,652

Property, plant and equipment, net                                                       10,770                10,871
Goodwill, net                                                                            54,375                53,955
Other assets, net                                                                         1,362                 1,296
                                                                              ------------------    ------------------
                                                                                $       104,308       $       107,774
                                                                              ==================    ==================

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Current portion of capital lease obligations                            $            53       $            54
        Accounts payable                                                                  9,614                11,057
        Accrued expenses                                                                  4,087                 3,987
                                                                              ------------------    ------------------
               Total current liabilities                                                 13,754                15,098

Long-term debt                                                                           37,000                37,500
Capital lease obligations                                                                    80                    66
Deferred income taxes, net                                                                1,852                 2,036
                                                                              ------------------    ------------------
               Total liabilities                                                         52,686                54,700
                                                                              ------------------    ------------------

Commitments and contingencies
Stockholders' equity:
        Common stock                                                                        118                   118
        Additional paid-in capital                                                       42,515                42,546
        Retained earnings                                                                 9,277                11,090
        Cumulative translation adjustment                                                    13                    12
        Treasury stock                                                                     (301)                 (692)
                                                                              ------------------    ------------------
               Total stockholders' equity                                                51,622                53,074
                                                                              ==================    ==================
                                                                                $       104,308       $       107,774
                                                                              ==================    ==================

(1) The condensed consolidated balance sheet as of September 30, 1998 has been prepared using information from the audited financial statements at that date.


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)

                 (dollars in thousands, except per share data)

                                                                              Three months ended December 31,
                                                                        ---------------------------------------------
                                                                                       1997                     1998

Net sales                                                                 $          25,857       $           27,213
Cost of sales                                                                        13,857                   15,024
                                                                        --------------------     --------------------
         Gross profit                                                                12,000                   12,189
                                                                        --------------------     --------------------
Operating expenses:
         Selling, general and administrative                                          7,696                    8,213
         Amortization of intangibles                                                    332                      437
         Non-recurring payments to management advisors                                   75                        -
                                                                        --------------------     --------------------
                                                                                      8,103                    8,650
                                                                        --------------------     --------------------
Income from operations                                                                3,897                    3,539
Interest expense, net                                                                 1,568                      591
                                                                        --------------------     --------------------
Income before provision for income taxes                                              2,329                    2,948
Provision for income taxes                                                              897                    1,135
                                                                        --------------------     --------------------
Net income                                                                $           1,432       $            1,813
                                                                        ====================     ====================


Net income per common share:
     Basic                                                                $            0.15       $             0.16
     Diluted                                                              $            0.14       $             0.15

Weighted average common shares outstanding:
     Basic                                                                        9,308,583               11,672,439
     Diluted                                                                     10,565,905               12,498,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)

                            (dollars in thousands)

                                                                                 Three months ended December 31,
                                                                            -------------------------------------------
                                                                                         1997                     1998
Cash flows from operating activities:
Net income                                                                    $         1,432          $         1,813
Adjustments to reconcile net income to net cash used in
     operating activities:
        Depreciation and amortization                                                   1,114                    1,369
        Amortization of debt issuance costs                                               211                       54
        Changes in assets and liabilities:
           Accounts receivable                                                           (723)                  (1,567)
           Inventories                                                                 (4,502)                  (3,957)
           Prepaid expenses and other assets                                              219                     (105)
           Deferred income taxes                                                          204                      208
           Other assets                                                                     -                       (5)
           Accounts payable                                                             1,157                    1,443
           Accrued expenses                                                              (563)                    (100)
                                                                            ------------------       ------------------
                   Net cash used in operating activities                               (1,451)                    (847)
                                                                            ------------------       ------------------

Cash flows from investing activities:
Purchases of property and equipment                                                      (668)                  (1,033)
                                                                            ------------------       ------------------
                   Net cash used in investing activities                                 (668)                  (1,033)
                                                                            ------------------       ------------------

Cash flows from financing activities:
Proceeds from long-term debt                                                            1,500                    1,000
Payments on long-term debt                                                             (3,062)                    (500)
Payments on capital lease obligations                                                     (43)                     (13)
Receipt of subscriptions receivable                                                        20                        -
Proceeds from issuance of common stock                                                      -                       31
Purchase of treasury shares                                                                 -                     (391)
                                                                            ------------------       ------------------
                   Net cash provided by (used in) financing activities                 (1,585)                     127
                                                                            ------------------       ------------------

Effect of exchange rate changes on cash                                                     -                       (1)
                                                                            ------------------       ------------------

Net decrease in cash                                                                   (3,704)                  (1,754)
Cash at beginning of period                                                             4,415                    1,967
                                                                            ==================       ==================
Cash at end of period                                                         $           711          $           213
                                                                            ==================       ==================

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)

                 (dollars in thousands, except per share data)


1.  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) to present fairly the financial position of Nutraceutical International Corporation (the Company) and its subsidiaries as of December 31, 1998, the results of its operations for the three months ended December 31, 1997 and 1998, and its cash flows for the three months ended December 31, 1997 and 1998, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results for the three months ended December 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Accordingly, these financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 30, 1998 which was filed with the Securities and Exchange Commission on December 29, 1998.

2.  INVENTORIES, NET

Inventories, net of reserves for obsolete and slow moving inventory, are comprised of the following:

                                September 30,           December 31,
                                         1998                   1998
                                -------------           ------------

Raw materials                   $       8,562           $     10,280
Work-in-process                         4,981                  4,881
Finished goods                         10,392                 12,731
                                -------------           ------------

                                $      23,935           $     27,892
                                =============           ============

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)

                 (dollars in thousands, except per share data)


3.  CAPITAL STOCK

The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). Under this statement, both "basic" earnings per share and "diluted" earnings per share are presented on the face of the income statement. As required under SFAS 128, both basic earnings per share and diluted earnings per share for the three months ended December 31, 1997 and 1998 have been calculated giving retroactive effect to the Company's stock reclassification and stock split which occurred in conjunction with the Company's initial public offering in February 1998. The following table provides a reconciliation of both net income and the number of common shares used in the computations of basic earnings per share, which utilizes the weighted average number of common shares outstanding without regard to potential common shares, and diluted earnings per share, which includes all such shares:

                                                                Three months ended December 31,
                                                          --------------------------------------------
                                                                    1997                     1998
Net income (Numerator):                                              $ 1,432                  $ 1,813

Weighted average common shares (Denominator):
  Basic weighted average common shares                             9,308,583               11,672,439
  Add:  Dilutive effect of stock options and warrants              1,257,322                  826,294
                                                          -------------------       ------------------

  Diluted weighted average common shares                          10,565,905               12,498,733
                                                          ===================       ==================

Net income per common share:
  Basic                                                               $ 0.15                   $ 0.16
  Diluted                                                             $ 0.14                   $ 0.15


                    NUTRACEUTICAL INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)

                 (dollars in thousands, except per share data)


During the year ended September 30, 1998, the Company's Board of Directors approved a stock repurchase program to repurchase up to 400,000 shares of the Company's common stock. As of September 30, 1998, the Company had repurchased 41,800 shares of common stock at an aggregate price of $301. In October 1998, the Company repurchased an additional 57,500 shares of common stock at an aggregate price of $391. As of December 31, 1998, a total of 99,300 shares of common stock had been repurchased by the Company at an aggregate price of $692.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with the response to Part I, Item 1 of this report.

The Company was formed in 1993 by key members of the current management team and Bain Capital, Inc. to effect a consolidation strategy in the highly fragmented vitamin, mineral, herbal and other nutritional supplements industry (the VMS Industry). The Company purchased Solaray, Inc. in October 1993 with a view toward using it as a platform for future acquisitions of businesses in the VMS Industry. In fiscal 1995, the Company completed three additional acquisitions with the purchases of Premier One Products, Inc. in October 1994, Makers of KAL, Inc. in January 1995 and Monarch Nutritional Laboratories, Inc. in September 1995. In fiscal 1998, the Company completed two additional acquisitions with the purchases of Action Labs, Inc. in July 1998 and Nutraforce (Canada) International, Inc. in August 1998.

Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of net sales for the periods indicated:


                                                 Three months ended December 31,
                                                 -------------------------------
                                                          1997              1998

Net sales                                               100.0%            100.0%
Cost of sales                                            53.6%             55.2%
                                                 -------------     -------------
Gross profit                                             46.4%             44.8%
Selling, general and administrative                      29.7%             30.2%
Amortization of intangibles                               1.3%              1.6%
Non-recurring payments to management advisors             0.3%                 -
                                                 -------------     -------------
Income from operations                                   15.1%             13.0%
Interest expense, net                                     6.1%              2.2%
                                                 -------------     -------------
Income before provision for income taxes                  9.0%             10.8%
Provision for income taxes                                3.5%              4.1%
                                                 =============     =============
Net income                                                5.5%              6.7%
                                                 =============     =============

Adjusted EBITDA (1)                                      19.7%             18.0%
                                                 =============     =============

(1)  See "- Adjusted EBITDA."

Comparison of the Three Months Ended December 31, 1998 to the Three Months Ended December 31, 1997

Net Sales.   Net sales increased by $1.3 million, or 5.2%, to $27.2 million for the three months ended December 31, 1998 (first quarter of fiscal 1999) from $25.9 million for the three months ended December 31, 1997 (first quarter of fiscal 1998). This increase in net sales was primarily the result of increased sales volume which the Company believes was primarily attributable to industry growth as well as to the success of the Company's acquisitions and new product introductions.

Gross Profit.   Gross profit increased by $0.2 million, or 1.6%, to $12.2
million for the first quarter of fiscal 1999 from $12.0 million for the first quarter of fiscal 1998. This increase in gross profit was primarily attributable to growth in sales volume. As a percentage of net sales, gross profit decreased to 44.8% for the first quarter of fiscal 1999 from 46.4% for the first quarter of fiscal 1998. This decrease in gross profit as a percentage of net sales can be attributed to, among other things, higher packaging costs associated with label conversions that are and were necessitated by FDA regulations that become effective in March 1999.

Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased by $0.5 million, or 6.7%, to $8.2 million for the first quarter of fiscal 1999 from $7.7 million for the first quarter of fiscal 1998. As a percentage of net sales, selling, general and administrative expenses increased to 30.2% for the first quarter of fiscal 1999 from 29.7% for the first quarter of fiscal 1998. This increase in selling, general and administrative expenses as a percentage of net sales was primarily attributable to the Company's investment in facility consolidation and information systems, including increased depreciation associated with prior year capital expenditures.

Amortization of Intangibles.   Amortization of intangibles was $0.4 million for
the first quarter of fiscal 1999 and $0.3 million for the first quarter of fiscal 1998. As a percentage of net sales, amortization of intangibles increased to 1.6% for the first quarter of fiscal 1999 from 1.3% for the first quarter of fiscal 1998. This increase is primarily attributable to the amortization of goodwill associated with the Action Labs, Inc. acquisition in July 1998.

Non-recurring Payments to Management Advisors. No non-recurring payments to management advisors were made during the first quarter of fiscal 1999. Non-recurring payments to management advisors of $0.1 million were recognized for the first quarter of fiscal 1998 pursuant to an advisory agreement which was terminated in connection with the Company's initial public offering. The Company does not expect to incur such payments in the future.

Interest Expense, Net.   Interest expense decreased by $1.0 million, or 62.3%,
to $0.6 million for the first quarter of fiscal 1999 from $1.6 million for the first quarter of fiscal

1998. As a percentage of net sales, interest expense decreased to 2.2% for the first quarter of fiscal 1999 from 6.1% for the first quarter of fiscal 1998. This decrease in interest expense was primarily attributable to decreased indebtedness resulting from the Company's use of proceeds generated in its initial public offering.

Provision for Income Taxes.   The Company's effective tax rate was 38.5% for
both the first quarter of fiscal 1999 and the first quarter of fiscal 1998. In each fiscal quarter, the effective tax rate is higher than statutory rates primarily due to the non-deductibility for tax purposes of goodwill amortization arising from the Solaray acquisition.

Adjusted EBITDA

Adjusted EBITDA (earnings before net interest expense, taxes, depreciation and amortization) is a commonly reported standard measure that is widely used by analysts and investors in the VMS Industry. The following Adjusted EBITDA information provides additional information for determining the ability of the Company to meet its debt service requirements and for other comparative analyses of the Company's operating performance relative to other nutritional supplement companies:


                                                 Three months ended December 31,
                                                 -------------------------------
                                                          1997             1998

Net income                                              $ 1,432          $ 1,813
Provision for income taxes                                  897            1,135
Interest expense, net (1)                                 1,568              591
Depreciation and amortization                             1,114            1,369
Non-recurring payments to management advisors (2)            75                -
                                                  -------------     ------------

Adjusted EBITDA                                         $ 5,086          $ 4,908
                                                  =============     ============

(1)   Includes amortization of capitalized debt issuance costs.
(2) Represents payments to management advisors for services provided. The Company does not expect to incur such payments in the future.


The Company's Adjusted EBITDA decreased $0.2 million to $4.9 million for the first quarter of fiscal 1999 from $5.1 million for the first quarter of fiscal 1998. Adjusted EBITDA as a percentage of net sales decreased to 18.0% for the first quarter of fiscal 1999 from 19.7% for the first quarter of fiscal 1998. Decreased gross margins related to higher packaging costs associated with label conversions contributed to this decrease in Adjusted EBITDA.

Seasonality

The Company believes that its business is characterized by minor seasonality. Furthermore, sales to any particular customer can vary substantially from one quarter to the next based on such factors as industry trends, timing of promotional discounts, international economic conditions and acquisition-related activities. Historically, the Company has recorded higher sales volume during the second fiscal quarter due to increased interest in health-related products among consumers following the holiday season and in anticipation of the summer months. The Company does not believe that the impact of seasonality on its results of operations is material. In addition, the Company's sales of premium bulk formulations are characterized by periodic shipments to certain customers and can vary from quarter to quarter.

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

Identification of areas of potential third-party risk is currently in process. Plans will be developed and implemented based on the results of such identification and assessment. No areas of material risk have been identified to date.

The Company is in the process of determining the risks it would face in the event certain aspects of its Year 2000 remediation plan fail. It is also developing contingency plans for all mission-critical processes. Under a "worst case" scenario, the Company's manufacturing operations would be unable to build and deliver products in a timely fashion due to internal systems failures and/or the inability of vendors to deliver raw materials and components. Alternative suppliers are being identified (where possible) and inventory levels of certain key components may be temporarily increased. While virtually all internal systems can be replaced with manual systems on a temporary basis, the failure of mission-critical systems would have at least a short-term negative affect on operations. The failure of national and worldwide banking systems could result in the inability of many businesses, including the Company, to conduct business. Remediation, risk assessment and contingency plans are expected to be completed in a timely enough manner before the Company experiences any material adverse impact to its ongoing operations. The total cost to the Company of achieving Year 2000 compliance is not expected to exceed $200,000, not including internal resources. Spending to date totals approximately $20,000.

Liquidity and Capital Resources

The Company had working capital of $26.6 million as of December 31, 1998, compared to $24.0 million as of September 30, 1998. This increase in working capital was primarily the result of increases in inventory and accounts receivable due to higher sales levels and the Company's efforts to expand inventory levels in connection with the expected consolidation of certain distribution and other operations, offset by an increase in accounts payable and a decrease in cash.

Net cash used in operating activities for the three months ended December 31, 1998 was $0.8 million compared to $1.5 million for the comparable period in fiscal 1998. Net cash used in operating activities decreased primarily due to increases in net income before depreciation and amortization.

Net cash used in investing activities was $1.0 million for the three months ended December 31, 1998 compared to $0.7 million for the comparable period in fiscal 1998. Investing activities during these periods relate entirely to capital expenditures.

Net cash provided by (used in) financing activities was $0.1 million for the three months ended December 31, 1998 compared to ($1.6) million for the comparable period in fiscal 1998. Net cash provided by financing activities increased primarily due to reduced principal payments on long-term debt.

A key component of the Company's business strategy is to seek to make additional acquisitions, which could require the Company to incur substantial additional indebtedness. The Company believes that based on current levels of operations and anticipated growth, borrowings under the Company's current credit agreement, together with cash flows from operating activities, will be sufficient to make anticipated capital expenditures and fund working capital needs for fiscal 1999.

New Accounting Standards

The Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, which became effective for fiscal years beginning after December 15, 1997 and established standards for the way companies report and display comprehensive income and its components in a full set of general purpose financial statements. The impact of SFAS No. 130 on the Company's financial statements is immaterial for disclosure in the periods presented.

The Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which became effective for fiscal years beginning after December 15, 1997 and established standards for the way that public business enterprises report information about operating segments in financial statements. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas and major customers. This statement need not be applied to interim financial statements in the initial year of its application. The Company is currently assessing the impact of SFAS No. 131 disclosure requirements on its financial statements.

The American Institute of Certified Public Accountants issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which became effective for fiscal years beginning after December 15, 1998 and established standards for the way that public business enterprises account for the costs of internal use computer software. The Company is currently assessing the impact of SOP 98-1 on its financial statements.

Inflation

Inflation affects the cost of raw materials, goods and services used by the Company. In recent years, inflation has been modest. The competitive environment somewhat limits the ability of the Company to recover higher costs resulting from inflation by raising prices. Overall, product prices have generally been stable, and the Company seeks to mitigate the adverse effects of inflation primarily through improved productivity and cost containment programs. The Company does not believe that inflation has had a material impact on its results of operations for the periods presented.

Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the Securities Act).
Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. When used in this MD&A, the words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to the

Company, are intended to identify forward-looking statements, which include statements relating to, among other things: (i) the ability of the Company to continue to successfully compete in the nutritional supplements market; (ii) the anticipated benefits from new product introductions; (iii) the continued effectiveness of the Company's sales and marketing strategy; and (iv) the ability of the Company to continue to successfully develop and launch new products. Actual results could differ materially from those projected in the forward-looking statements as a result of the matters discussed herein and certain economic and business factors, some of which may be beyond the control of the Company.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     As discussed in the Registration Statement, the Company's Form 10-K and other filings, the Company is subject to regulation by a number of federal, state and foreign agencies and is involved in various legal matters arising in the normal course of business. Recent material developments in regulatory and legal matters referred to in the Registration Statement and in previous filings, as well as new matters, include the following: (i) as disclosed in the Registration Statement and in previous filings, the FDA has continued its investigation of certain matters originating with the January 20, 1998 Proposition 65 notice received by Monarch Nutritional Laboratories, Inc. and has recently subpoenaed documents with respect to its investigation--the Company continues to cooperate with the FDA in its investigation of these matters; (ii) the Company has recently been sued by American Home Products, the owner of the Solgar line of dietary supplements. The lawsuit alleges that the Company's registered mark Solar Green infringes on the registered mark Solgar that is now owned by American Home Products.

     The Company carries insurance coverage in the types and amounts that management considers reasonably adequate to cover the risks it faces in the industry in which it competes. There can be no assurance, however, that such insurance coverage will be adequate to cover all losses which the Company may incur in future periods or that coverage will be available for all of the types of claims the Company faces or may face.

     In the opinion of management, the Company's liability, if any, arising from regulatory and legal proceedings related to these matters, and others in which it is involved, is not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows.

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



                    NUTRACEUTICAL INTERNATIONAL CORPORATION
                                  (Registrant)



Dated:  February 16, 1999  By: /s/ Leslie M. Brown, Jr.
        -----------------     -------------------------
                           Leslie M. Brown, Jr.
                           Senior Vice President, Finance and Chief Financial Officer