Form 10-Q
period 1999-03-31
NUTRACEUTICAL INTERNATIONAL CORP
filed 1999-05-17
CIK 1050007

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1999

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

                          YES   X      NO
                              ----        ----



At May 17, 1999 the registrant had 11,784,058 shares of common stock outstanding.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                                     INDEX

Description                                                                                                          Page No.
Part I.         Financial Information

                Item 1.        Financial Statements                                                                         3

                               Condensed Consolidated Balance Sheets -                                                      3
                               September 30, 1998 and March 31, 1999

                               Condensed Consolidated Statements of Operations -                                            4
                               Three Months and Six Months Ended March 31, 1998 and 1999

                               Condensed Consolidated Statements of Cash Flows -                                            5
                               Six Months Ended March 31, 1998 and 1999

                               Notes to Condensed Consolidated Financial Statements                                         6

                Item 2.        Management's Discussion and Analysis of Financial                                            9
                               Condition and Results of Operations

Part II.        Other Information

                Item 1.        Legal Proceedings                                                                           17

                Item 4.        Submission of Matters to a Vote of Security Holders                                         17

                Item 6.        Exhibits and Reports on Form 8-K                                                            18

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (unaudited)

                            (dollars in thousands)

                                                                                      September 30,         March 31,
                                                                              ----------------------------------------
                                                                                         1998 (1)                1999
                                   ASSETS
Current assets:
         Cash                                                                   $          1,967      $         1,183
         Accounts receivable, net                                                          9,149               10,366
         Inventories, net                                                                 23,935               26,105
         Prepaid expenses and other assets                                                 1,649                1,220
         Deferred income taxes                                                             1,101                1,052
                                                                              -------------------   ------------------
                Total current assets                                                      37,801               39,926

Property, plant and equipment, net                                                        10,770               13,226
Goodwill, net                                                                             54,375               53,538
Other assets, net                                                                          1,362                1,230
                                                                              -------------------   ------------------
                                                                                $        104,308      $       107,920
                                                                              ===================   ==================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Current portion of capital lease obligations                           $             53      $            55
         Accounts payable                                                                  9,614                7,918
         Accrued expenses                                                                  4,087                2,826
                                                                              -------------------   ------------------
                Total current liabilities                                                 13,754               10,799

Long-term debt                                                                            37,000               40,000
Capital lease obligations                                                                     80                   51
Deferred income taxes, net                                                                 1,852                2,220
                                                                              -------------------   ------------------
                Total liabilities                                                         52,686               53,070
                                                                              -------------------   ------------------

Commitments and contingencies
Stockholders' equity:
         Common stock                                                                        118                  118
         Additional paid-in capital                                                       42,515               42,575
         Retained earnings                                                                 9,277               12,830
         Cumulative translation adjustment                                                    13                   19
         Treasury stock, at cost                                                            (301)                (692)
                                                                              -------------------   ------------------
                Total stockholders' equity                                                51,622               54,850
                                                                              ===================   ==================
                                                                                $        104,308      $       107,920
                                                                              ===================   ==================


(1) The condensed consolidated balance sheet as of September 30, 1998 has been prepared using information from the audited financial statements at that date.


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)

                 (dollars in thousands, except per share data)

                                                                 Three months ended March 31,       Six months ended March 31,
                                                                 ------------------------------    ------------------------------
                                                                          1998            1999              1998            1999
Net sales                                                             $ 27,799         $27,234          $ 53,656        $ 54,446
Cost of sales                                                           14,742          14,416            28,600          29,440
                                                                 --------------   -------------    --------------  --------------
          Gross profit                                                  13,057          12,818            25,056          25,006
                                                                 --------------   -------------    --------------  --------------
Operating expenses:
          Selling, general and administrative                            8,070           8,902            15,767          17,114
          Amortization of intangibles                                      329             437               660             874
          Non-recurring payments to management advisors                  1,060               -             1,135               -
                                                                 --------------   -------------    --------------  --------------
                                                                         9,459           9,339            17,562          17,988
                                                                 --------------   -------------    --------------  --------------
Income from operations                                                   3,598           3,479             7,494           7,018
Interest expense, net                                                    1,188             649             2,756           1,240
                                                                 --------------   -------------    --------------  --------------
Income before provision for income taxes                                 2,410           2,830             4,738           5,778
Provision for income taxes                                                 928           1,090             1,824           2,225
                                                                 --------------   -------------    --------------  --------------
Net income before extraordinary loss                                     1,482           1,740             2,914           3,553
Extraordinary loss on early extinguishment of debt, net of tax          (3,129)              -            (3,129)              -
                                                                 ==============   =============    ==============  ==============
Net income (loss)                                                     $ (1,647)        $ 1,740          $   (215)        $ 3,553
                                                                 ==============   =============    ==============  ==============


Net income before extraordinary loss per common share:
          Basic                                                       $   0.14         $  0.15          $   0.30         $  0.30
          Diluted                                                     $   0.13         $  0.14          $   0.26         $  0.29

Extraordinary loss per common share:
          Basic                                                       $  (0.30)        $     -          $  (0.32)        $     -
          Diluted                                                     $  (0.27)        $     -          $  (0.28)        $     -

Net income per common share:
          Basic                                                       $  (0.16)        $  0.15          $  (0.02)        $  0.30
          Diluted                                                     $  (0.14)        $  0.14          $  (0.02)        $  0.29

Weighted average common shares outstanding:
          Basic                                                     10,396,389      11,674,994         9,846,509      11,673,703
          Diluted                                                   11,602,100      12,419,806        11,078,025      12,459,256

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)

                            (dollars in thousands)

                                                                                    Six months ended March 31,
                                                                            -------------------------------------------
                                                                                         1998                     1999
Cash flows from operating activities:
Net income                                                                    $          (215)         $         3,553
Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
        Depreciation and amortization                                                   2,292                    2,812
        Amortization of debt issuance costs                                               362                      108
        Loss on disposal of property and equipment                                          -                       34
        Extraordinary loss on early extinguishment of debt, net of tax                  3,129                        -
        Changes in assets and liabilities:
            Accounts receivable                                                          (615)                  (1,217)
            Inventories                                                                (5,318)                  (2,170)
            Prepaid expenses and other assets                                             432                      429
            Deferred income taxes                                                       1,116                      417
            Other assets                                                                  (20)                     (12)
            Accounts payable                                                              467                   (1,696)
            Accrued expenses                                                           (2,712)                  (1,259)
                                                                            ------------------       ------------------
                   Net cash provided by (used in) operating activities                 (1,082)                     999
                                                                            ------------------       ------------------

Cash flows from investing activities:
Sale of property and equipment                                                              -                       38
Purchases of property and equipment                                                    (1,697)                  (4,467)
                                                                            ------------------       ------------------
                   Net cash used in investing activities                               (1,697)                  (4,429)
                                                                            ------------------       ------------------

Cash flows from financing activities:
Proceeds from long-term debt                                                           33,000                    3,500
Payments on long-term debt                                                            (64,005)                    (500)
Payments on capital lease obligations                                                     (88)                     (26)
Payments of deferred financing fees                                                    (1,691)                       -
Receipt of subscriptions receivable                                                        55                        -
Proceeds from issuance of common stock                                                 33,142                       60
Purchase of treasury shares                                                                 -                     (391)
                                                                            ------------------       ------------------
                   Net cash provided by financing activities                              413                    2,643
                                                                            ------------------       ------------------

Effect of exchange rate changes on cash                                                     -                        3
                                                                            ------------------       ------------------

Net decrease in cash                                                                   (2,366)                    (784)
Cash at beginning of period                                                             4,415                    1,967
                                                                            ==================       ==================
Cash at end of period                                                         $         2,049          $         1,183
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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)

                 (dollars in thousands, except per share data)

1.  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) to present fairly the financial position of Nutraceutical International Corporation (the Company) and its subsidiaries as of March 31, 1999, the results of its operations for the three months and six months ended March 31, 1998 and 1999, and its cash flows for the six months ended March 31, 1998 and 1999, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results for the three months and six months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

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

2.  INVENTORIES, NET

Inventories, net of reserves for obsolete and slow moving inventory, are comprised of the following:
                                September 30,                   March 31,
                                   1998                           1999
                               --------------               -------------
Raw materials                  $     8,562                    $    8,297
Work-in-process                      4,981                         5,298
Finished goods                      10,392                        12,510
                               --------------               -------------
                                $   23,935                     $  26,105
                               ==============               =============

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)

                 (dollars in thousands, except per share data)

3.  CAPITAL STOCK

The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). Under this statement, both "basic" earnings per share and "diluted" earnings per share are presented on the face of the income statement. As required under SFAS 128, both basic earnings per share and diluted earnings per share for the three months and six months ended March 31, 1998 and 1999 have been calculated giving retroactive effect to the Company's stock reclassification and stock split which occurred in conjunction with the Company's initial public offering in February 1998. The following table provides a reconciliation of both net income and the number of common shares used in the computations of basic earnings per share, which utilizes the weighted average number of common shares outstanding without regard to potential common shares, and diluted earnings per share, which includes all such shares:

                                                              Three months ended March 31,      Six months ended March 31,
                                                              ------------------------------   ------------------------------
                                                                       1998            1999             1998            1999
Net income (Numerator):
  Net income before extraordinary loss                          $     1,482     $     1,740      $     2,914     $     3,553
  Extraordinary loss on early extinguishment of debt, net
    of tax                                                           (3,129)              -           (3,129)              -
                                                              --------------  --------------   --------------  --------------
  Net income                                                    $    (1,647)    $     1,740      $      (215)    $     3,553
                                                              ==============  ==============   ==============  ==============

Weighted average common shares (Denominator):
  Basic weighted average common shares                           10,396,389      11,674,994        9,846,509      11,673,703
  Add:  Dilutive effect of stock options and warrants             1,205,711         744,812        1,231,516         785,553
                                                              --------------  --------------   --------------  --------------

  Diluted weighted average common shares                         11,602,100      12,419,806       11,078,025      12,459,256
                                                              ==============  ==============   ==============  ==============

Net income before extraordinary loss per common share:
  Basic                                                         $      0.14     $      0.15      $      0.30      $     0.30
  Diluted                                                       $      0.13     $      0.14      $      0.26      $     0.29

Extraordinary loss per common share:
  Basic                                                         $     (0.30)    $         -      $     (0.32)     $       -
  Diluted                                                       $     (0.27)    $         -      $     (0.28)     $       -

Net income (loss) per common share:
  Basic                                                         $     (0.16)    $      0.15      $     (0.02)     $     0.30
  Diluted                                                       $     (0.14)    $      0.14      $     (0.02)     $     0.29

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)

                 (dollars in thousands, except per share data)

During the fiscal year ended September 30, 1998, the Company's Board of Directors approved a stock repurchase program to repurchase up to 400,000 shares of the Company's common stock. As of September 30, 1998, the Company had repurchased 41,800 shares of common stock at an aggregate price of $301. In October 1998, the Company repurchased an additional 57,500 shares of common stock at an aggregate price of $391. As of March 31, 1999, a total of 99,300 shares of common stock had been repurchased by the Company at an aggregate price of $692.

4.  ACQUISITIONS

On March 3, 1999, the Company announced that it had entered into an agreement to acquire substantially all the assets of Futurebiotics, Inc. (Futurebiotics), a marketer and distributor of branded nutritional supplements (Nasdaq: VITK).
                                                                     ----
Total consideration of approximately $6 million will be paid in cash, subject to certain adjustments and closing conditions, including approval by the stockholders of Futurebiotics.

As of the date of this filing, this transaction had not closed. Management believes that if closing conditions are met, this transaction will close during the third fiscal quarter ending June 30, 1999. However, there can be no assurance that all closing conditions will be met or that this transaction will close.

Headquartered in Hauppauge, New York, Futurebiotics markets and distributes a line of over 100 specialty supplements under the well-recognized Futurebiotics(R) brand name. Futurebiotics, which was established in 1994, markets its products through health food stores. As a marketer of specialty supplements, Futurebiotics emphasizes high-demand ingredients and ingredient combinations. The Futurebiotics product line includes such popular products as Hair, Skin & Nails(R), Vital K(TM) and Colon Green(TM), as well as other leading nutritional supplements such as Ginkgo Biloba, St. John's Wort and Saw Palmetto.

On April 1, 1999, the Company purchased Woodland Publishing, Inc. (Woodland) and Summit Graphics, Inc. (Summit), two affiliated companies in the nutritional health publishing business, for approximately $1.8 million in cash and stock. Headquartered in Lindon, Utah, Woodland markets a line of over 150 books and pamphlets to national retail book stores as well as health food stores. The operations and business of Woodland, which began publishing in 1974, were combined with those of Summit, which was established in 1996 to provide printing services, in a new subsidiary of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with the response to Part I, Item 1 of this report.

The Company was formed in 1993 by key members of the current management team and Bain Capital, Inc. to effect a consolidation strategy in the highly fragmented vitamin, mineral, herbal and other nutritional supplements industry (the VMS Industry). The Company purchased Solaray, Inc. in October 1993 with a view toward using it as a platform for future acquisitions of businesses in the VMS Industry. In fiscal 1995, the Company completed three additional acquisitions with the purchases of Premier One Products, Inc. in October 1994, Makers of KAL, Inc. in January 1995 and Monarch Nutritional Laboratories, Inc. in September 1995. In fiscal 1998, the Company completed two additional acquisitions with the purchases of Action Labs, Inc. in July 1998 and Nutraforce (Canada) International, Inc. in August 1998. Most recently, the Company completed the acquisitions of Woodland Publishing, Inc. and Summit Graphics, Inc. on April 1, 1999 and announced, on March 3, 1999, the planned acquisition of Futurebiotics, Inc.

Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of net sales for the periods indicated:

                                                              Three months ended March 31,      Six months ended March 31,
                                                              -----------------------------    -----------------------------
                                                                      1998            1999             1998            1999
Net sales                                                           100.0%          100.0%           100.0%          100.0%
Cost of sales                                                        53.0%           52.9%            53.3%           54.1%
                                                              -------------   -------------    -------------   -------------
Gross profit                                                         47.0%           47.1%            46.7%           45.9%
Selling, general and administrative                                  29.0%           32.7%            29.4%           31.4%
Amortization of intangibles                                           1.2%            1.6%             1.2%            1.6%
Non-recurring payments to management advisors                         3.9%               -             2.1%               -
                                                              -------------   -------------    -------------   -------------
Income from operations                                               12.9%           12.8%            14.0%           12.9%
Interest expense, net                                                 4.2%            2.4%             5.2%            2.3%
                                                              -------------   -------------    -------------   -------------
Income before provision for income taxes                              8.7%           10.4%             8.8%           10.6%
Provision for income taxes                                            3.4%            4.0%             3.4%            4.1%
                                                              -------------   -------------    -------------   -------------
Net income before extraordinary loss                                  5.3%            6.4%             5.4%            6.5%
Extraordinary loss on early extinguishment of
 debt, net of tax                                                   -11.2%               -            -5.8%               -
                                                              -------------   -------------    -------------   -------------
Net income (loss)                                                    -5.9%            6.4%            -0.4%            6.5%
                                                              =============   =============    =============   =============

Adjusted EBITDA (1)                                                  21.0%           18.1%            20.4%           18.1%
                                                              =============   =============    =============   =============

(1)  See "- Adjusted EBITDA."

Comparison of the Three Months Ended March 31, 1999 to the Three Months Ended March 31, 1998

Net Sales.   Net sales decreased by $0.6 million, or 2.0%, to $27.2 million for the three months ended March 31, 1999 (second quarter of fiscal 1999) from $27.8 million for the three months ended March 31, 1998 (second quarter of fiscal
1998). This decrease in net sales was primarily the result of slowing in the overall growth rate of the domestic nutritional supplement industry combined with weaknesses in certain international markets and variations in quarterly sales of premium bulk formulations.

Gross Profit.   Gross profit decreased by $0.3 million, or 1.8%, to $12.8
million for the second quarter of fiscal 1999 from $13.1 million for the second quarter of fiscal 1998. This decrease in gross profit was primarily attributable to a decrease in sales volume. As a percentage of net sales, gross profit remained relatively stable at 47.1% for the second quarter of fiscal 1999 compared to 47.0% for the second quarter of fiscal 1998.

Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased by $0.8 million, or 10.3%, to $8.9 million for the second quarter of fiscal 1999 from $8.1 million for the second quarter of fiscal 1998. As a percentage of net sales, selling, general and administrative expenses increased to 32.7% for the second quarter of fiscal 1999 from 29.0% for the second quarter of fiscal 1998. This increase in selling, general and administrative expenses as a percentage of net sales was primarily attributable to the Company's investment in facility consolidation, new business development and information systems, including increased depreciation associated with prior year capital expenditures.

Amortization of Intangibles.   Amortization of intangibles was $0.4 million for
the second quarter of fiscal 1999 and $0.3 million for the second quarter of fiscal 1998. As a percentage of net sales, amortization of intangibles increased to 1.6% for the second quarter of fiscal 1999 from 1.2% for the second quarter of fiscal 1998. This increase in amortization of intangibles as a percentage of net sales is primarily attributable to the amortization of goodwill associated with the Action Labs, Inc. acquisition in July 1998.

Non-recurring Payments to Management Advisors. No non-recurring payments to management advisors were made during the second quarter of fiscal 1999. Non-recurring payments to management advisors of $1.1 million were recognized for the second quarter of fiscal 1998 pursuant to an advisory agreement which was terminated in connection with the Company's initial public offering. The Company does not expect to incur such payments in the future.

Interest Expense, Net.   Interest expense decreased by $0.6 million, or 45.4%,
to $0.6 million for the second quarter of fiscal 1999 from $1.2 million for the second quarter of fiscal 1998. As a percentage of net sales, interest expense decreased to 2.4% for the second quarter of fiscal 1999 from 4.2% for the second quarter of fiscal 1998. This decrease in interest expense was primarily attributable to decreased indebtedness resulting from the Company's use of proceeds generated in its initial public offering.

Provision for Income Taxes.   The Company's effective tax rate was 38.5% for
both the second quarter of fiscal 1999 and the second quarter of fiscal 1998.
In each fiscal quarter, the effective tax rate is higher than statutory rates primarily due to the non-deductibility for tax purposes of goodwill amortization arising from the Solaray, Inc. acquisition.

Extraordinary Loss on Early Extinguishment of Debt.   No extraordinary loss on
the early extinguishment of debt was recognized during the second quarter of fiscal 1999. An extraordinary loss on the early extinguishment of debt of $3.1 million, net of tax, was recognized during the second quarter of fiscal 1998. This loss was incurred in connection with the repayment of indebtedness related to an existing credit agreement pursuant to the establishment of a new credit agreement, which was consummated simultaneously with the Company's initial public offering.

Comparison of the Six Months Ended March 31, 1999 to the Six Months Ended March 31, 1998

Net Sales. Net sales increased by $0.7 million, or 1.5%, to $54.4 million for the six months ended March 31, 1999 from $53.7 million for the six months ended March 31, 1998. This increase in net sales was modest primarily because of slowing in the overall growth rate of the domestic nutritional supplement industry combined with weaknesses in certain international markets.

Gross Profit.   Gross profit remained relatively stable at $25.0 million for the six months ended March 31, 1999 compared to $25.1 million for the six months ended March 31, 1998. As a percentage of net sales, gross profit decreased to 45.9% for the six months ended March 31, 1999 from 46.7% for the six months ended March 31, 1998. This decrease in gross profit as a percentage of net sales can be attributed to, among other things, higher packaging costs associated with label conversions necessitated by FDA regulations that became effective in March 1999.

Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased by $1.3 million, or 8.5%, to $17.1 million for the six months ended March 31, 1999 from $15.8 million for the six months ended March 31, 1998. As a percentage of net sales, selling, general and administrative expenses increased to 31.4% for the six months ended March 31, 1999 from 29.4% for the six months ended March 31, 1998. This increase in selling, general and administrative expenses as a percentage of net sales was primarily attributable to the Company's investment in facility consolidation, new business development and information systems, including increased depreciation associated with prior year capital expenditures.

Amortization of Intangibles.   Amortization of intangibles was $0.9 million for
the six months ended March 31, 1999 and $0.7 million for the six months ended March 31, 1998. As a percentage of net sales, amortization of intangibles increased to 1.6% for the six months ended March 31, 1999 from 1.2% for the six months ended March 31, 1998. This increase is primarily attributable to the amortization of goodwill associated with the Action Labs, Inc. acquisition in July 1998.

Non-recurring Payments to Management Advisors. No non-recurring payments to management advisors were made during the six months ended March 31, 1999. Non-recurring payments to management advisors of $1.1 million were recognized for the six months ended March 31, 1998 pursuant to an advisory agreement which was terminated in connection with the Company's initial public offering. The Company does not expect to incur such payments in the future.

Interest Expense, Net.   Interest expense decreased by $1.6 million, or 55.0%,
to $1.2 million for the six months ended March 31, 1999 from $2.8 million for the six months ended March 31, 1998. As a percentage of net sales, interest expense decreased to 2.3% for the six months ended March 31, 1999 from 5.2% for the six months ended March 31, 1998. This decrease in interest expense was primarily attributable to decreased indebtedness resulting from the Company's use of proceeds generated in its initial public offering.

Provision for Income Taxes.   The Company's effective tax rate was 38.5% for
both the six months ended March 31, 1999 and the six months ended March 31, 1998. In each six month period, the effective tax rate is higher than statutory rates primarily due to the non-deductibility for tax purposes of goodwill amortization arising from the Solaray, Inc. acquisition.

Extraordinary Loss on Early Extinguishment of Debt. No extraordinary loss on the early extinguishment of debt was recognized during the six months ended March 31, 1999. An extraordinary loss on the early extinguishment of debt of $3.1 million, net of tax, was recognized during the six months ended March 31, 1998. This loss was incurred in connection with the repayment of indebtedness related to an existing credit agreement pursuant to the establishment of a new credit agreement, which was consummated simultaneously with the Company's initial public offering.


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

                                                    Three months ended March 31,      Six months ended March 31,
                                                    ---------------------------       --------------------------
                                                         1998        1999                  1998        1999
Net income before extraordinary loss                $   1,482      $  1,740           $     2,914    $   3,553
Provision for income taxes                                928         1,090                 1,824        2,225
Interest expense, net (1)                               1,188           649                 2,756        1,240
Depreciation and amortization                           1,177         1,444                 2,292        2,812
Non-recurring payments to management advisors (2)       1,060             -                 1,135            -
                                                    ------------   ------------       ------------   -----------
Adjusted EBITDA                                     $   5,835      $  4,923           $    10,921    $   9,830
                                                    ============   ============       ============   ===========

(1)  Includes amortization of capitalized debt issuance costs.
(2) Represents payments to management advisors for services provided. The Company does not expect to incur such payments in the future.

The Company's Adjusted EBITDA decreased $0.9 million to $4.9 million for the second quarter of fiscal 1999 from $5.8 million for the second quarter of fiscal 1998. Adjusted EBITDA as a percentage of net sales decreased to 18.1% for the second quarter of fiscal 1999 from 21.0% for the second quarter of fiscal 1998. Decreased gross margins related to reduced net sales levels and increased selling, general and administrative expenses attributable to the Company's investment in facility consolidation, new business development and information systems contributed to this decrease in Adjusted EBITDA.

The Company's Adjusted EBITDA decreased $1.1 million to $9.8 million for the six months ended March 31, 1999 from $10.9 million for the six months ended March 31, 1998. Adjusted EBITDA as a percentage of net sales decreased to 18.1% for the six months ended March 31, 1999 from 20.4% for the six months ended March 31, 1998. Decreased gross margins related to higher packaging costs associated with label conversions and increased selling, general and administrative expenses attributable to the Company's investment in facility consolidation, new business development and information systems contributed to this decrease in Adjusted EBITDA.

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

The Company is in the process of determining the risks it would face in the event certain aspects of its Year 2000 remediation plan fail. It is also developing contingency plans for all mission-critical processes. Under a "worst case" scenario, the Company's manufacturing operations would be unable to build and deliver products in a timely fashion due to internal systems failures and/or the inability of vendors to deliver raw materials and components. Alternative suppliers are being identified (where possible) and inventory levels of certain key components may be temporarily increased. While virtually all internal systems can be replaced with manual systems on a temporary basis, the failure of mission-critical systems would have at least a short-term negative effect on operations. The failure of national and worldwide banking systems could result in the inability of many businesses, including the Company, to conduct business. Remediation, risk assessment and contingency plans are expected to be completed in a timely enough manner before the Company experiences any material adverse impact to its ongoing operations. The total cost to the Company of achieving Year 2000 compliance is not expected to exceed $200,000, not including internal resources. Spending to date totals approximately $50,000.

Liquidity and Capital Resources

The Company had working capital of $29.1 million as of March 31, 1999, compared to $24.0 million as of September 30, 1998. This increase in working capital was primarily the result of an increase in inventory due to the Company's efforts to expand inventory levels in connection with the consolidation of certain distribution and other operations, as well as an increase in accounts receivable and a decrease in accounts payable.

Net cash provided by (used in) operating activities for the six months ended March 31, 1999 was $1.0 million compared to ($1.1) million for the comparable period in fiscal 1998. Net cash provided by operating activities increased primarily due to increased net income resulting from decreased interest expense associated with lower debt levels and decreased cash usage for changes in operating assets and liabilities.

Net cash used in investing activities was $4.4 million for the six months ended March 31, 1999 compared to $1.7 million for the comparable period in fiscal 1998. Investing activities during these periods relate primarily to capital expenditures. The increase in capital expenditures for the six months ended March 31, 1999 is primarily attributable to leasehold improvements associated with the Company's investment in facility consolidation.

Net cash provided by financing activities was $2.6 million for the six months ended March 31, 1999 compared to $0.4 million for the comparable period in fiscal 1998. Net cash provided by financing activities increased primarily due to increased borrowings under the Company's current credit agreement to finance capital expenditures.

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

Inflation

Inflation affects the cost of raw materials, goods and services used by the Company. In recent years, inflation has been modest. The competitive environment for nutritional supplement sales somewhat limits the ability of the Company to recover higher costs resulting from inflation by raising prices. Overall, product prices have generally been stable, and the Company seeks to mitigate the adverse effects of inflation primarily through improved productivity and cost containment programs. The Company does not believe that inflation has had a material impact on its results of operations for the periods presented.

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

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     As discussed in the Company's previous filings, the Company is subject to regulation by a number of federal, state and foreign agencies and is involved in various legal matters which arise in the normal course of business. The Company does not believe there are any recent material developments in regulatory and legal matters referred to in previous filings, or any new material legal proceedings.

     In the opinion of management, the Company's liability, if any, arising from regulatory and legal proceedings related to these matters and others in which it is involved is not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders of the Company was held on February 25, 1999, at which meeting the stockholders voted to elect individuals to serve as part of Class I Directors of the Company and ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent certified public accountants for the fiscal year ending September 30, 1999.

     The results of the matters voted on at the Annual Meeting are shown below.

(b) The nominees for election as Class I Directors of the Company are listed below, together with the number of votes cast for, against, and withheld with respect to each such nominee, as well as the number of non-votes with respect to each such nominee:

Nominee                        For      Against  Withheld  Non-Voting

     Jeffrey A. Hinrichs    11,085,487     -      23,110     561,878
     Matthew S. Levin       11,085,487     -      23,110     561,878

(c) The names of other Directors of the Company whose term of office continued after the Annual Meeting are as follows:

          Frank W. Gay II
          Robert C. Gay
          Geoffrey S. Rehnert
          Alexander Gordon Bearn, M.D.
          Jon Steven Young

(d) Other matters voted upon at the meeting and the results of those votes are as follows:

                              For         Against   Abstain    Non-Voting

     Ratification of          11,093,307  12,930    2,360      561,878
     PricewaterhouseCoopers
     LLP as the Company's
     independent certified
     public accountants

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



Dated:  May 17, 1999    By: /s/ Leslie M. Brown, Jr.
      --------------       -------------------------
                        Leslie M. Brown, Jr.
                        Senior Vice President, Finance and
                        Chief Financial Officer