Form 10-Q
period 1999-06-30
NUTRACEUTICAL INTERNATIONAL CORP
filed 1999-08-16
CIK 1050007

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1999

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

                          YES   X      NO _____
                              ----

At August 16, 1999 the registrant had 11,791,295 shares of common stock outstanding.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                                     INDEX

Description                                                                                                          Page No.
Part I.         Financial Information

                Item 1.        Financial Statements                                                                      3

                               Condensed Consolidated Balance Sheets -                                                   3
                               September 30, 1998 and June 30, 1999

                               Condensed Consolidated Statements of Operations -                                         4
                               Three Months and Nine Months Ended June 30, 1998 and 1999

                               Condensed Consolidated Statements of Cash Flows -                                         5
                               Nine Months Ended June 30, 1998 and 1999

                               Notes to Condensed Consolidated Financial Statements                                      6

                Item 2.        Management's Discussion and Analysis of Financial                                         9
                               Condition and Results of Operations

Part II.        Other Information

                Item 1.        Legal Proceedings                                                                        17

                Item 6.        Exhibits and Reports on Form 8-K                                                         17

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (unaudited)

                            (dollars in thousands)

                                                                                  September 30,          June 30,
                                                                              ------------------   -------------------
                                                                                     1998 (1)              1999
                                   ASSETS
Current assets:
        Cash                                                                      $       1,967         $       1,548
        Accounts receivable, net                                                          9,149                10,087
        Inventories, net                                                                 23,935                27,204
        Prepaid expenses and other assets                                                 1,649                 1,312
        Deferred income taxes                                                             1,101                 1,027
                                                                              ------------------   -------------------
               Total current assets                                                      37,801                41,178

Property, plant and equipment, net                                                       10,770                14,141
Goodwill, net                                                                            54,375                54,349
Other assets, net                                                                         1,362                 1,165
                                                                              ------------------   -------------------
                                                                                  $     104,308         $     110,833
                                                                              ==================   ===================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Current portion of capital lease obligations                              $          53         $          56
        Accounts payable                                                                  9,614                 7,061
        Accrued expenses                                                                  4,087                 3,547
                                                                              ------------------   -------------------
               Total current liabilities                                                 13,754                10,664

Long-term debt                                                                           37,000                41,250
Capital lease obligations                                                                    80                    38
Deferred income taxes, net                                                                1,852                 2,403
                                                                              ------------------   -------------------
               Total liabilities                                                         52,686                54,355
                                                                              ------------------   -------------------

Commitments and contingencies
Stockholders' equity:
        Common stock                                                                        118                   118
        Additional paid-in capital                                                       42,515                42,610
        Retained earnings                                                                 9,277                13,720
        Cumulative translation adjustment                                                    13                    30
        Treasury stock, at cost                                                            (301)                    -
                                                                              ------------------   -------------------
               Total stockholders' equity                                                51,622                56,478
                                                                              ------------------   ------------------
                                                                                  $     104,308         $     110,833
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

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)

                 (dollars in thousands, except per share data)

                                                             Three months ended June 30,       Nine months ended June 30,
                                                           ------------------------------   -------------------------------
                                                                 1998             1999             1998             1999
Net sales                                                   $    25,004      $    26,212      $    78,660      $    80,659
Cost of sales                                                    13,977           13,850           42,576           43,290
                                                           -------------   --------------   --------------   --------------
         Gross profit                                            11,027           12,362           36,084           37,369
                                                           -------------   --------------   --------------   --------------
Operating expenses:
         Selling, general and administrative                      7,304            9,772           23,071           26,887
         Amortization of intangibles                                327              447              988            1,321
         Non-recurring payments to management advisors                -                -            1,135                -
                                                           -------------   --------------   --------------   --------------
                                                                  7,631           10,219           25,194           28,208
                                                           -------------   --------------   --------------   --------------
Income from operations                                            3,396            2,143           10,890            9,161
Interest expense, net                                               593              622            3,348            1,862
                                                           -------------   --------------   --------------   --------------
Income before provision for income taxes                          2,803            1,521            7,542            7,299
Provision for income taxes                                        1,079              585            2,904            2,810
                                                           -------------   --------------   --------------   --------------
Net income before extraordinary loss                              1,724              936            4,638            4,489
Extraordinary loss on early extinguishment of debt,
net of tax                                                            -                -           (3,129)               -
                                                           =============   ==============   ==============   ==============
Net income                                                  $     1,724      $       936      $     1,509      $     4,489
                                                           =============   ==============   ==============   ==============


Net income before extraordinary loss per common share:
         Basic                                              $      0.15      $      0.08      $      0.44      $      0.38
         Diluted                                            $      0.14      $      0.07      $      0.40      $      0.36

Extraordinary loss per common share:
         Basic                                              $         -      $         -      $     (0.30)     $         -
         Diluted                                            $         -      $         -      $     (0.27)     $         -

Net income per common share:
         Basic                                              $      0.15      $      0.08      $      0.14      $      0.38
         Diluted                                            $      0.14      $      0.07      $      0.13      $      0.36

Weighted average common shares outstanding:
         Basic                                               11,759,671       11,781,593       10,484,230       11,709,666
         Diluted                                             12,762,474       12,505,211       11,639,508       12,474,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)

                            (dollars in thousands)

                                                                                        Nine months ended June 30,
                                                                                  ------------------------------------
                                                                                       1998                     1999
Cash flows from operating activities:
Net income                                                                           $ 1,509                  $ 4,489
Adjustments to reconcile net income to net cash provided by
    operating activities:
        Depreciation and amortization                                                  3,464                    4,411
        Amortization of debt issuance costs                                              416                      161
        Loss on disposal of property and equipment                                        10                       39
        Extraordinary loss on early extinguishment of debt, net of tax                 3,129                        -
        Changes in assets and liabilities:
           Accounts receivable                                                          (505)                    (832)
           Inventories                                                                (2,671)                  (2,910)
           Prepaid expenses and other assets                                              72                      337
           Deferred income taxes                                                       2,597                      625
           Other assets                                                                 (211)                     (24)
           Accounts payable                                                             (499)                  (2,672)
           Accrued expenses                                                           (3,224)                    (562)
                                                                                  -----------              -----------
                  Net cash provided by operating activities                            4,087                    3,062
                                                                                  -----------              -----------

Cash flows from investing activities:
Sale of property and equipment                                                             -                       38
Acquisition, net of cash acquired                                                          -                   (1,187)
Purchases of property and equipment                                                   (2,502)                  (6,252)
                                                                                  -----------              -----------
                  Net cash used in investing activities                               (2,502)                  (7,401)
                                                                                  -----------              -----------

Cash flows from financing activities:
Proceeds from long-term debt                                                          33,000                    4,750
Payments on long-term debt                                                           (68,005)                    (500)
Payments on capital lease obligations                                                   (129)                     (39)
Payments of deferred financing fees                                                   (1,691)                       -
Receipt of subscriptions receivable                                                       55                        -
Proceeds from issuance of common stock                                                33,230                       91
Purchase of treasury stock                                                                 -                     (391)
                                                                                  -----------              -----------
                  Net cash provided by (used in) financing activities                 (3,540)                   3,911
                                                                                  -----------              -----------

Effect of exchange rate changes on cash                                                    -                        9
                                                                                  -----------              -----------

Net decrease in cash                                                                  (1,955)                    (419)
Cash at beginning of period                                                            4,415                    1,967
                                                                                  ===========              ===========
Cash at end of period                                                                $ 2,460                  $ 1,548
                                                                                  ===========              ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)

                 (dollars in thousands, except per share data)

1.  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) to present fairly the financial position of Nutraceutical International Corporation (the Company) and its subsidiaries as of June 30, 1999, the results of its operations for the three months and nine months ended June 30, 1998 and 1999, and its cash flows for the nine months ended June 30, 1998 and 1999, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results for the three months and nine months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Accordingly, these financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 30, 1998, which was filed with the Securities and Exchange Commission on December 29, 1998.

2.  INVENTORIES, NET

Inventories, net of reserves for obsolete and slow moving inventory, are comprised of the following:

                                    September 30,                  June 30,
                                       1998                          1999
                                  ----------------             ---------------
Raw materials                        $      8,562                 $     7,666
Work-in-process                             4,981                       6,617
Finished goods                             10,392                      12,921
                                  ----------------             ----------------

                                     $     23,935                 $    27,204
                                  ================             ================

                   NUTRACEUTICAL INTERNATIONAL CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (unaudited)

                 (dollars in thousands, except per share data)

3.  CAPITAL STOCK

The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). Under this statement, both "basic" earnings per share and "diluted" earnings per share are presented on the face of the income statement. As required under SFAS 128, both basic earnings per share and diluted earnings per share for the three months and nine months ended June 30, 1998 and 1999 have been calculated giving retroactive effect to the Company's stock reclassification and stock split, which occurred in conjunction with the Company's initial public offering in February 1998. The following table provides a reconciliation of both net income and the number of common shares used in the computations of basic earnings per share, which utilizes the weighted average number of common shares outstanding without regard to potential common shares, and diluted earnings per share, which includes all such shares:

                                                              Three months ended June 30,      Nine months ended June 30,
                                                             ------------------------------   ------------------------------
                                                                      1998            1999             1998            1999
Net income (Numerator):
  Net income before extraordinary loss                       $       1,724   $         936    $       4,638  $        4,489
  Extraordinary loss on early extinguishment of debt,
  net of tax                                                             -               -           (3,129)              -
                                                             -------------   -------------    -------------   -------------
  Net income                                                 $       1,724   $         936    $       1,509   $       4,489
                                                             =============   =============    =============   =============

Weighted average common shares (Denominator):
  Basic weighted average common shares                          11,759,671      11,781,593       10,484,230      11,709,666
  Add:  Dilutive effect of stock options and warrants            1,002,803         723,618        1,155,278         764,908
                                                             -------------   -------------    -------------   -------------

  Diluted weighted average common shares                        12,762,474      12,505,211       11,639,508      12,474,574
                                                             =============   =============    =============   =============

Net income before extraordinary loss per common share:
  Basic                                                      $        0.15   $        0.08    $        0.44   $        0.38
  Diluted                                                    $        0.14   $        0.07    $        0.40   $        0.36

Extraordinary loss per common share:
  Basic                                                      $           -   $           -    $       (0.30)  $           -
  Diluted                                                    $           -   $           -    $       (0.27)  $           -

Net income per common share:
  Basic                                                      $        0.15   $        0.08    $        0.14   $        0.38
  Diluted                                                    $        0.14   $        0.07    $        0.13   $        0.36

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)

                 (dollars in thousands, except per share data)

During the fiscal year ended September 30, 1998, the Company's Board of Directors approved a stock repurchase program to repurchase up to 400,000 shares of the Company's common stock. As of September 30, 1998, the Company had repurchased 41,800 shares of common stock at an aggregate price of $301. In October 1998, the Company repurchased an additional 57,500 shares of common stock at an aggregate price of $391. As of March 31, 1999, a total of 99,300 shares of common stock had been repurchased by the Company at an aggregate price of $692. On April 1, 1999, all 99,300 shares of treasury stock previously repurchased by the Company were reissued in connection with the acquisition of Woodland Publishing, Inc.

4.  ACQUISITIONS

On April 1, 1999, the Company purchased Woodland Publishing, Inc. and Summit Graphics, Inc., two affiliated companies in the nutritional health publishing business, for approximately $1.8 million in cash and stock. Headquartered in Lindon, Utah, Woodland Publishing, Inc. markets a line of over 150 books and pamphlets to national retail book stores as well as health food stores. The operations and business of Woodland Publishing, Inc., which began publishing in 1974, were combined with those of Summit Graphics, Inc., which was established in 1996 to provide printing services, in a new subsidiary of the Company. The impact of these acquisitions on the financial statements for the three months ended June 30, 1999 is immaterial.

5.  SUBSEQUENT EVENTS

On July 2, 1999, the Company announced that it had elected not to proceed with the planned acquisition of certain assets of Futurebiotics, Inc. (Nasdaq:VITK),
                                                                         ----
a marketer and distributor of branded nutritional supplements. The Company had previously announced the planned acquisition on March 3, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with the response to Part I, Item 1 of this report.

The Company was formed in 1993 by key members of the current management team and Bain Capital, Inc. to effect a consolidation strategy in the highly fragmented vitamin, mineral, herbal and other nutritional supplements industry (the VMS Industry). The Company purchased Solaray, Inc. in October 1993 with a view toward using it as a platform for future acquisitions of businesses in the VMS Industry. In fiscal 1995, the Company completed three additional acquisitions with the purchases of Premier One Products, Inc. in October 1994, Makers of KAL, Inc. in January 1995 and Monarch Nutritional Laboratories, Inc. in September 1995. In fiscal 1998, the Company completed two additional acquisitions with the purchases of Action Labs, Inc. in July 1998 and Nutraforce (Canada) International, Inc. in August 1998. Most recently, the Company completed the acquisitions of Woodland Publishing, Inc. and Summit Graphics, Inc. on April 1, 1999.

Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of net sales for the periods indicated:

                                                              Three months ended June 30,      Nine months ended June 30,
                                                              ----------------------------     ----------------------------
                                                                     1998            1999             1998            1999
Net sales                                                           100.0%          100.0%           100.0%          100.0%
Cost of sales                                                        55.9%           52.8%            54.1%           53.7%
                                                              ------------   -------------     ------------   -------------
Gross profit                                                         44.1%           47.2%            45.9%           46.3%
Selling, general and administrative                                  29.2%           37.3%            29.3%           33.3%
Amortization of intangibles                                           1.3%            1.7%             1.3%            1.6%
Non-recurring payments to management advisors                           -               -              1.5%              -
                                                              ------------   -------------     ------------   -------------
Income from operations                                               13.6%            8.2%            13.8%           11.4%
Interest expense, net                                                 2.4%            2.4%             4.2%            2.3%
                                                              ------------   -------------     ------------   -------------
Income before provision for income taxes                             11.2%            5.8%             9.6%            9.1%
Provision for income taxes                                            4.3%            2.2%             3.7%            3.5%
                                                              ------------   -------------     ------------   -------------
Net income before extraordinary loss                                  6.9%            3.6%             5.9%            5.6%
Extraordinary loss on early extinguishment of debt, net of tax          -               -             -4.0%              -
                                                              ------------   -------------     ------------   -------------
Net income                                                            6.9%            3.6%             1.9%            5.6%
                                                              ============   =============     ============   =============

Adjusted EBITDA (1)                                                  18.3%           14.3%            19.7%           16.8%
                                                              ============   =============     ============   =============

(1)  See "- Adjusted EBITDA."

Comparison of the Three Months Ended June 30, 1999 to the Three Months Ended June 30, 1998

Net Sales.   Net sales increased by $1.2 million, or 4.8%, to $26.2 million for the three months ended June 30, 1999 (third quarter of fiscal 1999) from $25.0 million for the three months ended June 30, 1998 (third quarter of fiscal 1998). This increase in net sales was primarily the result of growth in the Company's core health food store business, especially in stores serviced by the Company's direct sales force, which management believes to be among the largest focusing on health food stores. This growth in the Company's domestic health food store business continues to be offset by weaknesses in sales to certain international markets and sales of premium bulk formulations.

Gross Profit.   Gross profit increased by $1.4 million, or 12.1%, to $12.4 million for the third quarter of fiscal 1999 from $11.0 million for the third quarter of fiscal 1998. This increase in gross profit was primarily attributable to an increase in sales volume. As a percentage of net sales, gross profit increased to 47.2% for the third quarter of fiscal 1999 from 44.1% for the third quarter of fiscal 1998. This increase in gross profit as a percentage of net sales is primarily attributable to growth in the Company's higher margin domestic health food store business.

Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased by $2.5 million, or 33.8%, to $9.8 million for the third quarter of fiscal 1999 from $7.3 million for the third quarter of fiscal 1998. As a percentage of net sales, selling, general and administrative expenses increased to 37.3% for the third quarter of fiscal 1999 from 29.2% for the third quarter of fiscal 1998. This increase in selling, general and administrative expenses as a percentage of net sales was primarily attributable to the Company's investment in facility consolidation, new business development and information systems, including increased depreciation associated with prior year capital expenditures.

Amortization of Intangibles.   Amortization of intangibles was $0.4 million for
the third quarter of fiscal 1999 and $0.3 million for the third quarter of fiscal 1998. As a percentage of net sales, amortization of intangibles increased to 1.7% for the third quarter of fiscal 1999 from 1.3% for the third quarter of fiscal 1998. This increase in amortization of intangibles as a percentage of net sales is primarily attributable to the amortization of goodwill associated with the Action Labs, Inc. acquisition in July 1998.

Interest Expense, Net.   Net interest expense remained stable at $0.6 million
for the third quarter of fiscal 1999 compared to $0.6 million for the third quarter of fiscal 1998. As a percentage of net sales, net interest expense also remained stable at 2.4% for the third quarter of fiscal 1999 compared to 2.4% for the third quarter of fiscal 1998.

Provision for Income Taxes.   The Company's effective tax rate was 38.5% for
both the third quarter of fiscal 1999 and the third quarter of fiscal 1998. In each fiscal quarter, the effective tax rate is higher than statutory rates primarily due to the non-deductibility for tax purposes of goodwill amortization arising from the Solaray, Inc. acquisition.

Comparison of the Nine Months Ended June 30, 1999 to the Nine Months Ended June 30, 1998

Net Sales.   Net sales increased by $2.0 million, or 2.5%, to $80.7 million for the nine months ended June 30, 1999 from $78.7 million for the nine months ended June 30, 1998. Management believes this increase in net sales was modest primarily due to slowing in the overall growth rate of the domestic nutritional supplement industry combined with weaknesses in certain international markets and in sales of premium bulk formulations.

Gross Profit.   Gross profit increased by $1.3 million, or 3.6%, to $37.4
million for the nine months ended June 30, 1999 compared to $36.1 million for the nine months ended June 30, 1998. As a percentage of net sales, gross profit increased to 46.3% for the nine months ended June 30, 1999 from 45.9% for the nine months ended June 30, 1998. This increase in gross profit as a percentage of net sales can be attributed to, among other things, growth in the Company's higher margin domestic health food store business.

Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased by $3.8 million, or 16.5%, to $26.9 million for the nine months ended June 30, 1999 from $23.1 million for the nine months ended June 30, 1998. As a percentage of net sales, selling, general and administrative expenses increased to 33.3% for the nine months ended June 30, 1999 from 29.3% for the nine months ended June 30, 1998. This increase in selling, general and administrative expenses as a percentage of net sales was primarily attributable to the Company's investment in facility consolidation, new business development and information systems, including increased depreciation associated with prior year capital expenditures.

Amortization of Intangibles.   Amortization of intangibles was $1.3 million for
the nine months ended June 30, 1999 and $1.0 million for the nine months ended June 30, 1998. As a percentage of net sales, amortization of intangibles increased to 1.6% for the nine months ended June 30, 1999 from 1.3% for the nine months ended June 30, 1998. This increase in amortization of intangibles as a percentage of net sales is primarily attributable to the amortization of goodwill associated with the Action Labs, Inc. acquisition in July 1998.

Non-recurring Payments to Management Advisors. No non-recurring payments to management advisors were made during the nine months ended June 30, 1999. Non-recurring payments to management advisors of $1.1 million were recognized for the nine months ended June 30, 1998 pursuant to an advisory agreement that was terminated in connection with the Company's initial public offering. The Company does not expect to incur such payments in the future.

Interest Expense, Net.   Net interest expense decreased by $1.4 million, or
44.4%, to $1.9 million for the nine months ended June 30, 1999 from $3.3 million for the nine months ended June 30, 1998. As a percentage of net sales, net interest expense decreased to 2.3% for the nine months ended June 30, 1999 from 4.2% for the nine months ended June 30,

1998. This decrease in net interest expense was primarily attributable to decreased indebtedness resulting from the Company's use of proceeds generated in its initial public offering.

Provision for Income Taxes.   The Company's effective tax rate was 38.5% for
both the nine months ended June 30, 1999 and the nine months ended June 30, 1998. In each nine month period, the effective tax rate is higher than statutory rates primarily due to the non-deductibility for tax purposes of goodwill amortization arising from the Solaray, Inc. acquisition.

Extraordinary Loss on Early Extinguishment of Debt. No extraordinary loss on the early extinguishment of debt was recognized during the nine months ended June 30, 1999. An extraordinary loss on the early extinguishment of debt of $3.1 million, net of tax, was recognized during the nine months ended June 30, 1998. This loss was incurred in connection with the repayment of indebtedness related to an existing credit agreement pursuant to the establishment of a new credit agreement, which was consummated simultaneously with the Company's initial public offering.


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

                                                          Three months ended June 30,        Nine months ended June 30,
                                                          -----------------------------     ------------------------------
                                                                  1998            1999              1998             1999
Net income before extraordinary loss                      $      1,724    $        936      $      4,638    $       4,489
Provision for income taxes                                       1,079             585             2,904            2,810
Interest expense, net (1)                                          593             622             3,348            1,862
Depreciation and amortization (2)                                1,172           1,599             3,464            4,411
Non-recurring payments to management advisors (3)                    -               -             1,135                -
                                                          -------------   -------------     -------------   --------------

Adjusted EBITDA                                           $      4,568    $      3,742      $     15,489    $      13,572
                                                          =============   =============     =============   ==============

(1)  Includes amortization of capitalized debt issuance costs.
(2)  Includes non-recurring amortization of inventory write up.
(3) Represents payments to management advisors for services provided. The Company does not expect to incur such payments in the future.


The Company's Adjusted EBITDA decreased $0.9 million to $3.7 million for the third quarter of fiscal 1999 from $4.6 million for the third quarter of fiscal 1998. Adjusted EBITDA as a percentage of net sales decreased to 14.3% for the third quarter of fiscal

1999 from 18.3% for the third quarter of fiscal 1998. Increased selling, general and administrative expenses attributable to the Company's investment in facility consolidation, new business development and information systems contributed to this decrease in Adjusted EBITDA as a percentage of net sales.

The Company's Adjusted EBITDA decreased $1.9 million to $13.6 million for the nine months ended June 30, 1999 from $15.5 million for the nine months ended June 30, 1998. Adjusted EBITDA as a percentage of net sales decreased to 16.8% for the nine months ended June 30, 1999 from 19.7% for the nine months ended June 30, 1998. Increased selling, general and administrative expenses attributable to the Company's investment in facility consolidation, new business development and information systems contributed to this decrease in Adjusted EBITDA as a percentage of net sales.

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

The Company is in the process of determining the risks it would face in the event certain aspects of its Year 2000 remediation plan fail. It is also developing contingency plans for all mission-critical processes. Under a "worst case" scenario, the Company's manufacturing operations would be unable to build and deliver products in a timely fashion due to internal systems failures and/or the inability of vendors to deliver raw materials and components. Alternative suppliers are being identified (where possible) and inventory levels of certain key components may be temporarily increased. While virtually all internal systems can be replaced with manual systems on a temporary basis, the failure of mission-critical systems would have at least a short-term negative effect on operations. The failure of national and worldwide banking systems could result in the inability of many businesses, including the Company, to conduct business. Remediation, risk assessment and contingency plans are expected to be completed in a timely enough manner before the Company experiences any material adverse impact to its ongoing operations. The total cost to the Company of achieving Year 2000 compliance is not expected to exceed $200,000, not including internal resources. Spending to date totals approximately $60,000.

Liquidity and Capital Resources

The Company had working capital of $30.5 million as of June 30, 1999, compared to $24.0 million as of September 30, 1998. This increase in working capital was primarily the result of an increase in inventory due to the Company's efforts to expand inventory levels in connection with the consolidation of certain distribution and other operations, as well as an increase in accounts receivable and decreases in accounts payable and accrued expenses.

Net cash provided by operating activities for the nine months ended June 30, 1999 was $3.1 million compared to $4.1 million for the comparable period in fiscal 1998. Net cash provided by operating activities decreased primarily due to increased cash usage for changes in operating assets and liabilities.

Net cash used in investing activities was $7.4 million for the nine months ended June 30, 1999 compared to $2.5 million for the comparable period in fiscal 1998. Net cash used in investing activities increased primarily due to leasehold improvements associated with the Company's investment in facility consolidation and the acquisitions of Woodland Publishing, Inc. and Summit Graphics, Inc. on April 1, 1999.

Net cash provided by (used in) financing activities was $3.9 million for the nine months ended June 30, 1999 compared to ($3.5) million for the comparable period in fiscal 1998. Net cash provided by financing activities increased primarily due to increased borrowings under the Company's current credit agreement to finance working capital increases and capital expenditures, including the aforementioned acquisitions.

A key component of the Company's business strategy is to seek to make additional acquisitions, which could require the Company to incur substantial additional indebtedness. The Company believes that based on current levels of operations and anticipated growth, borrowings under the Company's current credit agreement, together with cash flows from operating activities, will be sufficient to make anticipated capital expenditures and fund working capital needs for the remaining months of fiscal 1999.

New Accounting Standards

The Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, which became effective for fiscal years beginning after December 15, 1997 and established standards for the way companies report and display comprehensive income and its components in a full set of general purpose financial statements. The Company has adopted SFAS No. 130 and the impact of SFAS No. 130 on the Company's financial statements is immaterial for disclosure in the periods presented.

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

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

As discussed in the Company's previous filings, the Company is subject to regulation by a number of federal, state and foreign agencies and is involved in various legal matters that arise in the normal course of business. Recent material developments in regulatory and legal matters referred to in the Registration Statement and in previous filings include the fact that the lawsuit filed by American Cyanamid Co. in United States District Court for the District of New Jersey was dismissed with prejudice after the court found in favor of the Company on all counts, based on a summary judgment motion filed by the Company. The Court's opinion was dated May 28, 1999.

In the opinion of management, the Company's liability, if any, arising from regulatory and legal proceedings in which it is involved is not expected to have a material adverse impact on the Company's financial position, results of the operations or cash flows.

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



                    NUTRACEUTICAL INTERNATIONAL CORPORATION
                                 (Registrant)



Dated:  August 16, 1999   By: /s/ Leslie M. Brown, Jr.
       ----------------       -------------------------
                          Leslie M. Brown, Jr.
                          Senior Vice President,
                          Finance and Chief Financial Officer