Form 10-K
period 1999-09-30
NUTRACEUTICAL INTERNATIONAL CORP
filed 1999-12-29
CIK 1050007

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                                ---------------

(MARK ONE)

    /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

                                       OR

    / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE PERIOD FROM              TO
                      .

                       COMMISSION FILE NUMBER: 000-23731

                            ------------------------

                    NUTRACEUTICAL INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

                            ------------------------

           DELAWARE                   87-0515089
       (State or other             (I.R.S. Employer
jurisdiction of incorporation)  Identification Number)

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  /X/    No  / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting stock held by non-affiliates of the Registrant as of December 21, 1999 at a closing sale price of $4.00 as reported by the Nasdaq National Market was approximately $23.1 million. Shares of Common Stock held by each officer and director and by each person who owns or may be deemed to own 10% or more of the outstanding Common Stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of December 21, 1999, the Registrant had 11,797,718 shares of Common Stock outstanding.

                            ------------------------

    DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies for the Registrant's Fiscal 1999 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference in Part III of this Annual Report of Form 10-K (the "Form 10-K").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    NUTRACEUTICAL INTERNATIONAL CORPORATION
                      INDEX TO ANNUAL REPORT ON FORM 10-K

PART I

Item 1   Business....................................................   2

Item 2   Properties..................................................  18

Item 3   Legal Proceedings...........................................  18

Item 4   Submission of Matters to a Vote of Security-Holders.........  19

Item 4A  Executive Officers of the Registrant........................  19

PART II

Item 5   Market for the Registrant's Common Equity and Related
           Stockholder Matters.......................................  21

Item 6   Selected Financial Data.....................................  22

Item 7   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................  23

Item 7A  Quantitative and Qualitative Disclosure About Market Risk...  29

Item 8   Financial Statements and Supplementary Data.................  29

Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................  29

PART III

Item 10  Directors and Executive Officers of the Registrant..........  30

Item 11  Executive Compensation......................................  30

Item 12  Security Ownership of Certain Beneficial Owners and
           Management................................................  30

Item 13  Certain Relationships and Related Transactions..............  30

PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on
           Form 8-K..................................................  31

                                     PART I

ITEM 1.  BUSINESS.

    As used herein, the terms "Company" and "Nutraceutical" refer to Nutraceutical International Corporation and its subsidiaries, except where indicated otherwise.

GENERAL

    Nutraceutical is one of the nation's largest manufacturers and marketers of quality branded nutritional supplements sold to health food stores. The Company sells its branded products under the Solaray, KAL, NaturalMax, VegLife, Premier One, Solar Green and Natural Sport brand names directly to health food stores in the United States. The Action Labs product line is sold to distributors and health food stores in the United States. Internationally, the Company sells its branded products primarily to distributors and retailers. The Company manufactures and/or distributes one of the broadest branded product lines in the industry with over 1,900 stock keeping units ("SKUs"), including approximately 350 SKUs exclusively sold internationally. The Company believes that as a result of its emphasis on quality, loyalty, education and customer service, the Company's brands are widely recognized in health food stores and among health food store consumers.

    In addition to branded products, the Company manufactures bulk materials for use in its own products and for sale to other manufacturers and marketers of nutritional supplements under the tradenames Monarch Nutritional Laboratories and Great Basin Botanicals.

    On April 1, 1999, the Company purchased Woodland Publishing, Inc. and Summit Graphics, Inc., two affiliated companies in the nutritional health publishing and printing business. The operations and assets of the two companies were combined into a new subsidiary of the Company, known as Woodland
Publishing, Inc. ("Woodland"). Woodland markets a line of over 150 books and pamphlets to national retail book stores as well as health food stores.

    The Company was formed in 1993 by senior management and Bain Capital, Inc. ("Bain Capital") to effect a consolidation strategy in the highly fragmented vitamin, mineral, herbal and other nutritional supplements industry (the "VMS Industry"). Since its formation, the Company has successfully completed seven acquisitions, including Solaray, Inc. ("Solaray"), Premier One Products, Inc. ("Premier One"), Makers of KAL, Inc. and Makers of KAL, B.V. ("KAL"), Monarch Nutritional Laboratories, Inc. ("Monarch"), Action Labs, Inc. ("Action Labs"), NutraForce (Canada) International, Inc. ("NutraForce Canada") and Woodland. As a result of these acquisitions and internal growth, the Company has grown in net sales and operating income. Management believes that the Company is well positioned to continue to capitalize on the consolidation occurring in the VMS Industry.

    The Company has adopted a strategy of selling its branded products directly to health food stores in the United States (the "Healthy Foods Channel"). This strategy has enabled the Company to benefit from the rapid growth of the Healthy Foods Channel. The Healthy Foods Channel consists of approximately 11,500 retailers including (i) independent health and natural food stores, (ii) health food stores affiliated with local, regional and national health food chains (including healthy food supermarket chains, such as Whole Foods Market and Wild Oats Markets) and (iii) GNC stores. The Healthy Foods Channel has historically experienced strong growth based on the continued expansion of independent health food stores and local, regional and national health food chains in response to strong demand from consumers who desire product education, service and high quality natural ingredients. The growth of the Healthy Foods Channel does not appear to be currently at (and may not continue at) historical levels. The Company believes there are significant differences between mass market retailers (such as drugstores, warehouse clubs and supermarkets), which typically offer a limited selection of discounted and lower-potency items, and the Healthy Foods Channel, where natural ingredients, quality, potency, selection and customer support are emphasized.

    The Company believes that it benefits from substantially greater customer diversification than most of its larger competitors. The Company also benefits from product diversification.

    The Company believes that it is among the largest suppliers of nutritional supplements to the Healthy Foods Channel that develops, manufactures, markets and directly distributes a majority of its own products. The Company manufactured over 85% of its products in fiscal 1999 and believes that the quality of its products is among the highest in the industry. The Company markets its branded products through one of the industry's largest sales forces dedicated to the Healthy Foods Channel. The Company seeks to be a market leader in the development of new and innovative products, introducing approximately 150 new SKUs in fiscal 1999.

    The Company's principal executive offices are located at 1400 Kearns Blvd., Second Floor, Park City, Utah, 84060. The Company's telephone number is 435-655-6106.

INDUSTRY

    The total United States retail market for nutritional supplements (the "VMS Market") is highly fragmented and historically has grown rapidly, generating $8.9 billion in 1998 retail sales, as compared to $6.5 billion in 1996 and $5.0 billion in 1994. The Company believes that this growth was due to a number of factors, including (i) increased interest in healthier lifestyles, (ii) the publication of research findings supporting the positive health effects of certain nutritional supplements and (iii) the aging of the "Baby Boom" generation combined with the tendency of consumers to purchase more nutritional supplements as they age. The Company does not have reliable data for industry trends after calendar 1998. Recently, various publicly-traded nutritional supplement companies have announced that there appears to be a slow-down in sales of nutritional supplements. The Company believes that this slow-down may be the result of, among other things, the lack of any recent industry-wide "hit" products (such as St. John's Wort in 1997).

PRODUCTS

    As of September 30, 1999, the Company sold over 1,900 SKUs, including approximately 350 SKUs exclusively sold internationally. The Company's products generally fall into one of three categories: (i) supplements, (ii) vitamins and minerals and (iii) diet, energy and other. The Company's products come in various formulations and delivery forms, including tablets, capsules, softgels, liquids, powders and whole herbs.

    The Company currently markets its products through a multiple brand strategy that the Company believes has been successful in encouraging retailers to allocate additional shelf space to the Company's brands. The Company has enhanced the strength of all of its brands since their respective acquisitions by instituting appropriate business strategies in each case that have included
(i) consolidating sales forces and increasing the brands' geographic coverage through an expanded sales force, (ii) instituting performance and growth-based incentives for sales representatives, (iii) introducing more sophisticated management information systems and (iv) updating each brand's packaging.

    As of September 30, 1999, the Company's portfolio of established brand names consisted of the following:

    SOLARAY. Solaray began manufacturing and selling herbal products in 1973, originally as a pioneer in formulating and marketing blended herbal products that contain two or more herbs with complementary effects. From its inception, Solaray focused on encapsulated products which offer rapid disintegration and are easy to swallow and has sold its products through independent sales representatives to the Healthy Foods Channel. By 1984, Solaray had become a full line manufacturer, carrying not only herbs, but also a full line of vitamins and minerals. Solaray has become one of the most popular and well-known brands of nutritional supplements in the Healthy Foods Channel and has developed a reputation for quality, consistency and innovation. This year marks Solaray's 25th anniversary since incorporation. Solaray celebrated this anniversary by generating excitement and interest in the brand with many new in-store merchandising tools, retailer and consumer contests, and unique promotions. A large number of retail stores participated in this celebration. Solaray's brand packaging is distinguished by white bottles with a rainbow of five colors across the top of the label as a backdrop to the distinctive Solaray logo.

    KAL. The KAL product line was established in Southern California in 1932 as one of the first nutritional supplement lines in the United States. Although KAL's first products were in powdered form, KAL soon shifted its focus to tableted products that are generally more economical than capsules as a delivery form and which allow for fewer units per dose than encapsulated products. KAL has been a pioneer in the introduction of new and innovative products, as well as new and unique delivery forms. Among its innovative product introductions was Beyond Garlic, which remains a popular garlic product in the Healthy Foods Channel and was the first "enteric coated softgel" garlic product. This unique delivery form allowed for fresh garlic oil inside of a softgel to pass through the stomach into the intestine before being digested, thereby virtually eliminating any potential garlic odor. KAL was also the first nutritional supplement marketer in the Healthy Foods Channel to introduce pycnogenol and melatonin. More recently, KAL was one of the first companies to introduce MSM, NADH and a complete line of Colostrum products. This past year KAL re-introduced the popular Lifestyle line of products which targets key health concerns. Some of the products include; Beyond Garlic, Vitality for Women, Hair Force and Deep Thought. KAL's brand packaging consists of a white bottle and includes the circular red and black KAL logo as a prominent feature on the principal display panel.

    NATURALMAX. The NaturalMax brand began as a product line of the KAL brand in approximately 1993, with a focus on diet products (with diet plans) as well as energy and rest products. The NaturalMax brand uses tablets, softgels, capsules and liquids, depending on the most desired form for the particular product. After the acquisition of KAL, the Company established NaturalMax, Inc. ("NaturalMax") as a separate brand in order to bring special focus to the NaturalMax product line. NaturalMax recently launched the innovative diet product Fat-X, a natural lipase inhibition product. The packaging of NaturalMax products always includes the distinctive NaturalMax logo.

    PREMIER ONE. The Premier One brand was founded in July 1984 in Omaha, Nebraska as one of the first product lines devoted entirely to natural, nutritional supplements derived from bee products. The Premier One brand uses various delivery forms, each chosen for its particular benefits, including capsules, chewable wafers, granules, energy bars, tinctures and products in a honey base. Royal Jelly in Honey is one of Premier One's most popular products; some of Premier One's other popular products include Raw Energy, an energy product that includes royal jelly, bee pollen and a variety of herbs, and Beefense, a product that includes bee propolis and echinacea. Premier One's brand packaging includes a distinctive logo of a bee harvesting scene in a mountain setting, with gold highlights on the label.

    VEGLIFE. VegLife is a relatively new brand which began in 1992 as a product line under the Solaray brand. The goal was to create a line of products that would be suitable for strict vegetarians who avoid any animal-derived ingredients, including gelatin capsules. VegLife was among the first to introduce a line of nutritional supplements using a cellulose-based capsule with substantially equivalent characteristics to traditional gelatin capsules. Vegetarian consumers showed substantial interest in this product line, so the Company established it as a separate brand in 1995 in order to allow a management team to focus on the development of a full line of vegetarian products. This management team scrutinizes every element of each product developed, as well as the materials used in formulation, to ensure that strict vegetarian standards are met. The VegLife brand focuses primarily on encapsulated products, but also now includes a popular soy-based protein drink supplement sold under the trademark Peaceful Planet as well as a kava beverage sold under the trademark Peaceful Kava.

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

    ACTION LABS. The Action Labs brand started in 1989 with a focus on men's and women's specialty supplements and diet and energy products. The Company acquired this brand late in fiscal 1998 and is now manufacturing most Action Labs products in-house. The Action Labs brand has a relatively strong presence on the East Coast, including a New York sales office. The packaging of Action Labs products includes the distinctive Action Labs logo and brightly colored text.

    NATURAL SPORT. Natural Sport was launched in September 1998 as the Company's newest brand. The Natural Sport brand is focused on all-natural sport supplements for serious athletes and also individuals who exercise for fitness, health or to lose weight. The Natural Sport line includes two innovative sport beverage supplements, Pre-Burn (to be taken prior to exercise to support fat metabolism and endurance) and Post-Up (to be taken after exercise to support muscle glycogen rejuvenation). The line also includes ProSoy, a soy protein beverage supplement, creatine monohydrate and two separate sport multivitamin mineral formulas, one for men and one for women, under the name Phyto Sport. Natural Sport's packaging includes a distinctive Natural Sport logo in black and white, as well as blue lids and a label with an attractive blue swath running up one side of the front panel.

    WOODLAND. Woodland Publishing was established in 1975 as one of the first publishers solely dedicated to the natural health field. Originally, Woodland published books by such authors as Bernard Jensen, John Christopher, and Louise Tenney. In 1985, Today's Herbal Health was introduced and is now considered a classic. In 1995, The Woodland Health Series was created; the series consists of one-topic booklets and has sold over 4 million copies. Today's Herbal Health has sold more than 750,000 copies. With more than 160 titles in print, Woodland continues to be a pioneer in the natural health field.

    HEALTHWAY. Healthway Corporation ("Healthway"), which was established in 1958, was acquired in 1995 as part of the KAL acquisition. The goal of Healthway is to find the highest quality products from around the world and offer them to the consumer.

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

    The Company has entered into a cooperative arrangement with Weber State University in Ogden, Utah through which, among other things, the University provides the Company with access to certain laboratory space and equipment. The University has assigned one faculty member as a project director to coordinate the use of any projects undertaken at the University facility. The Company also conducts research and development in Company-owned facilities. The Company currently employs various professionals in its research and development and quality control departments, including individuals with Ph.D. degrees. Professionals employed by the Company have degrees in, among other things, chemistry, botany, microbiology, nutrition and engineering and, in many cases, have received training in natural health food products. In addition, the Company retains the services of outside laboratories from time to time to validate its product standards and manufacturing protocols.

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

SALES AND MARKETING

    The Company promotes demand for its products by educating retailers, who in turn educate consumers, as to the qualities of its natural vitamin, mineral and herbal nutritional supplements and the wide range of its products. The Company's branded products are currently sold in the United States to retailers in the Healthy Foods Channel, which consists of approximately 11,500 stores, including
(i) independent health and natural food stores, (ii) health food stores affiliated with local, regional and national health food chains (including healthy food supermarket chains such as Whole Foods Market and Wild Oats Markets) and (iii) GNC stores. Unlike many of its competitors, the Company does not sell its branded products in the United States to mass market retailers, but instead focuses on sales to the Healthy Foods Channel. The Company believes that its products are attractive to retailers in the Healthy Foods Channel due to factors such as the strength of its brand names, the quality and potency of its products, service and the availability of sales support and educational materials regarding the products. The Company has developed an internet site that provides information about the Company's portfolio of branded lines and the various products within each branded line.

    The Company markets its products through a sales force dedicated to the Healthy Foods Channel. The Company's sales representatives (including independent, employee and sub-representatives) regularly visit each assigned health food store in their respective territories to assist in the solicitation of orders for products and provide related product sales assistance. The Company monitors and periodically updates its payment structure for its sales force in order to ensure that appropriate incentives are provided for sales growth. The Company also sells products directly to certain retailers through its telephone marketing organization. The Action Labs brand of products are sold principally to distributors and through the Action Labs separate telephone marketing organization. The Company has organized its sales and marketing force under a newly-created subsidiary, Nutra Corp.

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

    Au Naturel, Inc. ("Au Naturel") was formed in fiscal 1995 for the purpose of marketing the Company's branded products internationally. During fiscal 1999, Au Naturel marketed products to customers in more than 30 foreign countries. Although Au Naturel is not a product brand, it functions as a separate business unit. Au Naturel markets standard and unique formulations that must meet specific requirements of certain foreign countries, including product formulation and labeling changes for Au Naturel's international customers. In January of 1999, the Company incorporated Nutra-Force (Barbados) International, Inc. to act as a foreign sales corporation for international sales.

    Monarch and Great Basin Botanicals market bulk materials as well as bulk minerals and herbs in the United States through its own sales force and internationally both directly to manufacturers and through an independent sales representative and a distributor, both based in Europe.

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

    The Company manufactured over 85% of its products in fiscal 1999, based on net sales. By manufacturing the majority of its own products, the Company believes it maintains better control over product quality and availability while also reducing production costs. The Company's manufacturing operations are performed in its facilities located in the greater Ogden, Utah area. The Company also has a working relationship with numerous outside manufacturers and packagers and utilizes these outside sources from time to time. The Company does not have any material backlogs.

    Monarch and Great Basin Botanicals source raw material components, provide contract grinding and milling services, manufacture bulk materials and supply these to the Company and other marketers of nutritional supplements, including, in certain cases, competitors of the Company.

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

    The Company seeks to mitigate the risk of the shortage of certain raw materials through its relationships with approximately 130 principal suppliers. The Company also acquired Monarch, a manufacturer of premium bulk formulations, which has purchased manufacturing equipment and hired personnel to allow more extensive vertical integration and to improve the quality and consistency of ingredients.

DISTRIBUTION

    The Company ships the majority of its products directly to retailers via Federal Express. Shipments are generally made from the Company's primary distribution facilities in Ogden, Utah and Memphis, Tennessee. These distribution facilities have been strategically located to reduce the Company's expenses relating to outbound freight charges without sacrificing delivery times.

    The Company has a short-term two-year lease (with multiple two-year renewal options) for a facility formerly used by the Department of Defense in the Ogden, Utah area ("DDO") in which it is consolidating distribution and certain other operations which were performed in different buildings and locations in the Ogden, Utah area. These renovations have been designed to facilitate quick response to customer demands for the Company's products and to assist the Company to reduce the risk of out-of-stocks and to maintain appropriate levels of finished goods inventory. By integrating the bulk product inventory distribution operation with the bottling and packaging operation, the Company believes it will be able to bottle and package finished goods on a more selective customer demand basis. In addition, consolidation into the DDO facility will reduce the Company's lease payment obligations. The Company expects that its Memphis, Tennessee facility will continue to operate for Eastern distribution.

GOVERNMENT REGULATION

    The formulation, manufacturing, processing, packaging, labeling, advertising, distribution and sale of nutritional supplements such as those sold by the Company are subject to regulation by one or more federal agencies, principally the Food and Drug Administration ("FDA") and the Federal Trade Commission ("FTC"), and to a lesser extent the Consumer Product Safety Commission and United States Department of Agriculture. These activities are also regulated by various governmental agencies for the states and localities in which the Company's products are manufactured, distributed or sold, as well as by governmental agencies in certain foreign countries in which the Company's products are sold. Among other matters, regulation of the Company by the FDA and FTC is concerned with claims made with respect to a product which refer to the value of the product in treating or preventing disease or other adverse health conditions.

    Federal agencies, primarily the FDA and FTC, have a variety of remedies and processes available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labels or advertising, requiring consumer redress (for example, requiring that a company offer to repurchase products previously sold to consumers), seeking injunctive relief or product seizure and imposing civil penalties or commencing criminal prosecution. In addition, certain state agencies have similar authority, as well as the authority to prohibit or restrict the manufacture or sale of products within their jurisdiction. These federal and state agencies have in the past used these remedies in regulating participants in the nutritional supplements industry, including the imposition by federal agencies of civil penalties in the millions of dollars against a few industry participants. Certain product lines now manufactured by the Company had been the subject of investigations prior to the acquisition of those product lines by the Company, and the Company's bulk materials subsidiary has been the subject of an investigation by the FDA, the United States Attorney's Office in Salt Lake City, Utah, and by the Attorney General's Office of the State of California. In January of 1999, the Company received grand jury subpoenas regarding documents with respect to the investigation; the Company continues to cooperate with the FDA and the United States Attorney's Office in the investigation of these matters. In March 1993, the staff of the Cleveland Regional Office of the FTC began an investigation into advertising claims made by the seller in the KAL/NaturalMax Acquisition, and made an inquiry to the Company in August 1995 concerning certain products and claims associated with the KAL and NaturalMax product lines. The Company has responded to the FTC and, to the Company's knowledge, the FTC has taken no further action. Although none of these investigations has had a material adverse effect on the Company, there can be no assurance that future regulatory action will not have such an effect. There can be no assurance that the regulatory environment in which the Company operates will not change or that such regulatory environment, or any specific action taken against the Company, will not result in a material adverse effect on the Company's business, financial condition or results of operations. In addition, increased sales and publicity of nutritional supplements may result in increased regulatory scrutiny of the nutritional supplements industry.

    The Dietary Supplement Health and Education Act of 1994 (the "Act") was enacted in October 1994, amending the Food, Drug and Cosmetic Act. The Company believes this law is generally favorable to the dietary supplement industry. The Act establishes a new statutory class of "dietary supplements," which provide vitamins, minerals, herbs, amino acids and other dietary ingredients for human use to supplement the diet. Dietary ingredients on the market as of October 15, 1994 will not require the submission by the manufacturer or distributor of evidence of a history of use or other evidence of safety establishing that the supplement will reasonably be expected to be safe, but a dietary supplement which contains a dietary ingredient which was not on the market as of October 15, 1994 does require such submission of evidence of a history of use or other evidence of safety. Among other things, this law prevents the further regulation of dietary ingredients as "food additives" and allows the use of statements of nutritional support on product labels. The FDA has issued proposed and final regulations in this area and indicates that further guidance and regulations are forthcoming.

    The FDA issued final dietary supplement labeling regulations in calendar 1997. These final regulations required the Company to revise most of its product labels by March 1999. The Company has completed the revisions and its labels are in compliance.

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

    The FDA is currently proposing to regulate the sale of nonprescription products containing ephedra, a natural product that contains a small percentage of ephedrine alkaloids which are used in some prescriptions and over the counter stimulants and antihistamines. Various state legislatures and agencies have also expressed concern regarding ephedra-based products. For example, Arkansas, Hawaii, Missouri, Ohio, Florida and Texas have passed legislation or adopted regulations regulating the over-the-counter sale of certain ephedra products, or are considering doing so. Currently, the Texas regulation requires a comprehensive warning on all labels as well as other label information that is without precedent in the industry. The Company believes that other states are considering or will consider taking similar action and may take such action in the future. Although the Company has limited SKUs that contain ephedra, the loss of sales of these products or a further limitation in the states and other jurisdictions where these products may be sold could have a material adverse effect on the Company.

    The DEA has issued proposed regulations governing the sale of products containing ephedrine alkaloids because of concerns by the DEA that these products may be used in the illegal manufacture of methamphetamines. These proposed regulations would require that certain manufacturers, distributors and retailers who carry covered products register with the DEA and comply with certain requirements. The proposed regulations exempt from registration any products containing 2% or less by weight of ephedrine alkaloids. As of September 30, 1999, all of the Company's products which contain ephedrine alkaloids had 2% or less by weight of ephedrine alkaloids. However, there can be no assurance that the DEA will not modify its proposal or take a more aggressive stance such that some of the Company's products, as well as certain of Company's customers, might be subject to registration and other requirements, and it is possible such a regulation could have a material adverse effect on the Company.

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

    In October 1997, the Company and a number of other suppliers, processors and marketers of nutritional supplements received warning letters from the FDA relating to an allegedly contaminated batch of an herb called plantain. These letters claimed that the plantain, which had been shipped to the United States from Europe, had been contaminated with another botanical product with potentially harmful side effects. The letter that the Company received alleged that some of this plantain had been included in a shipment of products that Great Basin had processed for a third party on a contract basis. The Company has replied to the FDA, explaining that, among other things, it did not own the products or market them for human consumption but simply provided grinding services for the owner of the herbs. The Company further noted to the FDA that it did not process any plantain that could have been incorporated into any products that were actually consumed because the only batch it processed was returned to the supplier/owner following the FDA's initial press releases on this matter. The Company has denied responsibility for any adverse effects and affirmed its commitment to good manufacturing practices. There can be no assurances that the FDA will not take further action and that, if taken, such action will not result in a material adverse effect on the Company. More recently, a private lawsuit has been filed by the distributor against certain suppliers and processors of the plantain; the Company has not been named in the lawsuit.

    On January 20, 1998, Monarch received a written notice from an attorney representing a private party that alleged that Monarch violated Proposition 65 by not providing appropriate warning statements with respect to the level of lead contained in copper gluconate. This notice alleged that the violation arose from the sale of bulk quantities of copper gluconate to a wholesale customer. The private party that initiated this notice alleged that it purchased some of these bulk products from Monarch's customer. Monarch reached a resolution of this matter with the private party and has had no further communication from the Attorney General of the State of California. However, the FDA contacted the Company regarding this matter and conducted an investigation of the Company's bulk materials subsidiary with the assistance of the Company and its outside counsel. In January of 1999, the Company received grand jury subpoenas regarding documents with respect to the investigation; the Company continues to cooperate with the FDA and the United States Attorney's Office in the investigation of these matters. It is possible that either or both of the foregoing proceedings may result in monetary penalties, adverse publicity, lost sales or a change in the Company's labeling as to the products in question and could have a material adverse effect on the Company.

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

    The FDA has announced its intent to issued Good Manufacturing Practices
(GMP) guidelines for the dietary supplement industry. FDA is currently holding public comment meetings on this issue with the intent to publish proposed GMP guidelines some time in the year 2000.

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

COMPETITION

    The nutritional supplements segment of the natural health food products industry is highly competitive. The Company's principal competitors in the Healthy Foods Channel include a limited number of large nationally known manufacturers (such as Twin Laboratories, Inc., Solgar Vitamin and Herb
Company, Inc., Nature's Plus, Country Life and Nature's Way Products, Inc.) and many smaller manufacturers and distributors of nutritional supplements. Certain of the Company's principal competitors are larger than the Company, have greater access to capital and may be better able to withstand volatile market conditions within the VMS Industry. Moreover, because this industry generally has low barriers to entry, additional competitors could enter the market at any time.

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

    Although the Company does not compete in the mass market retail channel of distribution, it is possible that as increasing numbers of companies sell nutritional supplement products in the mass market channels, these product offerings may affect sales in the Healthy Foods Channel. Several major pharmaceutical companies have introduced herbal lines in the mass market, including American Home Products (Centrum), Whitehall-Robins (Quanterra) and Bayer (One-A-Day). Many of these companies have substantially greater financial and other resources than the Company. In that regard, although the VMS Industry to date has been characterized by many relatively small participants, there can be no assurance that additional national or international companies (which may include additional pharmaceutical companies or additional suppliers to mass merchandisers) will not seek in the future to enter or to increase their presence in the VMS Market. Increased competition in the VMS Market could have a material adverse effect on the Company.

INTELLECTUAL PROPERTY

    The Company owns 91 trademarks that have been registered with the United States Patent and Trademark Office and has filed applications to register an additional 25 trademarks. In addition, the Company claims domestic trademark and servicemark rights in numerous additional marks used by the Company. The Company owns a number of trademark registrations in foreign countries and is in the process of filing additional registration applications in various countries. The Company regards its trademarks and other proprietary rights as valuable assets and believes they make a significant positive contribution to the marketing of its products.

    The Company protects its legal rights concerning its trademarks by appropriate legal action. The Company relies on common law trademark rights to protect its unregistered trademarks. Common law trademark rights do not provide the company with the same level of protection as afforded by a United States federal registration of a trademark. In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used, while a United States federal registration of a trademark enables the registrant to stop the unauthorized use of the trademark by any third party anywhere in the United States, even if the registrant has never used the trademark in the geographic area wherein the unauthorized use is being made (provided, however, that an unauthorized third-party user has not, prior to the registration date, perfected its common law rights in the trademark in that geographic area). The Company has registered and intends to register its trademarks in certain foreign jurisdictions where the Company's products are sold. However, the protection available in such jurisdictions may not be as extensive as the protection available to the Company in the United States.

    The Company is currently involved in trademark infringement litigation relating to its Solar Green mark; the Company is involved in trademark opposition actions concerning the marks Natural Sport and NaturalMax. The Company is vigorously defending or pursuing these actions; see "Legal Proceedings."

EMPLOYEES

    At September 30, 1999, the Company and its subsidiaries employed over 500 full-time and over 50 part-time employees. None of the Company's employees is represented by a collective bargaining unit. The Company believes that it has a good relationship with its employees.

                                  RISK FACTORS

    In addition to the other information contained in this Form 10-K, the following factors should be considered in evaluating whether to buy, sell, or hold Common Stock of the Company:

GOVERNMENT REGULATION

    The formulation, manufacturing, processing, packaging, labeling, advertising, distribution and sale of nutritional supplements such as those sold by the Company are subject to regulation by a number of federal, state and foreign agencies, principally, the FDA and the FTC. Among other matters, such regulation is concerned with health claims, made with respect to a product, that assert the healing or nutritional value of such product. Such agencies have a variety of remedies and processes available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labels or advertising, requiring consumer redress (for example, by requiring that a company offer to repurchase products previously sold to consumers), seeking injunctive relief or product seizure, imposing civil penalties, or commencing criminal prosecution. Federal and state agencies have in the past used these remedies in regulating participants in the nutritional supplements industry, including the imposition by federal agencies of civil penalties in the millions of dollars against a few industry participants. In addition, increased sales and publicity of nutritional supplements may result in increased regulatory scrutiny of the nutritional supplements industry. There can be no assurance that the regulatory environment in which the Company operates will not change or that such regulatory environment, or any specific action taken against the Company, will not result in a material adverse effect on the Company's business, financial condition or results of operations. Additional proceedings and issues are outlined under "Business--Government Regulation." There can be no assurance that such proceedings or investigations or any future proceedings or investigations will not have a material adverse effect on the Company. See "Business--Government Regulation."

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

COMPETITION

    See "Business--Competition."

RISK OF LIMITED SUPPLY SOURCES; DEPENDENCE ON FOREIGN SUPPLIERS

    The Company believes that its continued success will depend upon the availability of raw materials that permit the Company to meet its labeling claims, quality control standards and desire for unique ingredients. Due to issues relating to quality or third-party intellectual property rights, a number of the Company's branded products contain one or more ingredients that may only be available from a single source or supplier. In addition, the supply of herbal products is subject to the same risks normally associated with agricultural production, such as climatic conditions, insect infestations and availability of manual labor or equipment for harvesting. Any significant delay in or disruption of the supply of raw materials could substantially increase the cost of such materials, could require product reformulations, the qualification of new suppliers and repackaging and could result in a substantial reduction or termination by the Company of its sales of certain products, any of which could have a material adverse effect upon the Company. Accordingly, there can be no assurance that the disruption of the Company's supply sources will not have a material adverse effect on the Company.

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

RELIANCE ON KEY MANAGEMENT

    The operation of the Company requires managerial and operational expertise. In particular, the Company is dependent upon the management and leadership skills of a number of its senior managers, including Frank W. Gay II, Bruce R. Hough, Jeffrey A. Hinrichs, Gary M. Hume, William T. Logan and Leslie M. Brown, Jr. Substantially all of the Company's employees are employed "at will." None of the key management employees has a long-term employment contract with the Company and there can be no assurance that such individuals will remain with the Company. The failure of such key personnel to continue to be active in management could have a material adverse effect on the Company. See "Executive Officers of the Registrant."

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

RISKS ASSOCIATED WITH ACQUISITIONS

    The Company has completed seven acquisitions, including the Solaray acquisition, since 1993 and expects to pursue additional acquisitions in the future as a key component of the Company's business strategy. See "Business--General." There can be no assurances that attractive acquisition opportunities will be available to the Company, that the Company will be able to obtain financing for or otherwise consummate any future acquisitions or that any acquisitions which are consummated will prove to be successful. Moreover, acquisitions involve numerous risks, including the risk that the acquired business will not perform in accordance with expectations, difficulties in the integration of the operations and products of the acquired businesses with the Company's other businesses, the diversion of management's attention from other aspects of the Company's business, the risks associated with entering geographic and product markets in which the Company has limited or no direct prior experience and the potential loss of key employees of the acquired business. The acquisition of another business can also subject the Company to liabilities and claims arising out of such business. In addition, future acquisitions would likely require additional financing, which would likely result in an increase in the Company's indebtedness or the issuance of additional capital stock which could be dilutive to holders of Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

NO ASSURANCE OF FUTURE INDUSTRY GROWTH

    There can be no assurance that the VMS Market or the Healthy Foods Channel are as large as reported or that projected or expected growth will occur or continue. Market data and projections, such as those presented in this Form10-K, are inherently uncertain and subject to change. In addition, the underlying market conditions are subject to change based on economic conditions, consumer preferences and other factors that are beyond the Company's control. There can be no assurance that an adverse change in size or growth rate of the VMS Market or the Healthy Foods Channel will not have a material adverse effect on the Company.

RISKS ASSOCIATED WITH INTERNATIONAL MARKETS

    The Company's continued growth is dependent in part upon its ability to expand its operations into new markets, including international markets. The Company may experience difficulty entering new international markets due to greater regulatory barriers, the necessity of adapting to new regulatory systems and problems related to entering new markets with different cultural bases and political systems. Operating in international markets exposes the Company to certain risks, including, among other things: (i) changes in or interpretations of foreign regulations that may limit the Company's ability to sell certain products or repatriate profits to the United States, (ii) exposure to currency fluctuations, (iii) the potential imposition of trade or foreign exchange restrictions or increased tariffs and (iv) political instability. As the Company continues to expand its international operations, these and other risks associated with international operations are likely to increase. See "Business--General."

RELIANCE ON INDEPENDENT CONTRACTORS

    The Company places significant reliance on its independent contractors to act as part of its sales force and sell its products to health food retailers. As with any independent contractor, such contractors are not employed or otherwise controlled by the Company and are generally free to conduct their businesses at their own discretion. Although these contractors enter into contracts with the Company, such contracts typically can be terminated at any time by the Company or the independent contractor. The simultaneous loss of the services of a number of these independent contractors could have a material adverse effect on the Company.

CONTROL BY EXISTING STOCKHOLDERS

    Investment funds (the "Bain Capital Funds") controlled by Bain Capital beneficially own approximately 41% of the outstanding Common Stock. By virtue of such stock ownership, Bain Capital may be able to exert significant influence over the election of the members of the Company's Board of Directors and to exert significant influence over the affairs of the Company. Such concentration of ownership could also have the effect of delaying, deterring or preventing a change in control of the Company that might otherwise be beneficial to stockholders. In addition, two representatives of Bain Capital currently serve on the Company's Board of Directors. There can be no assurance that conflicts of interest will not arise with respect to such Directors or that such conflicts will be resolved in a manner favorable to the Company.

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

ITEM 2.  PROPERTIES.

    The following table describes the principal properties of the Company as of September 30, 1999:

PURPOSE                                                        LOCATION           SQUARE FOOTAGE
-------                                                -------------------------  --------------
DDO (distribution; proposed bottling and               Ogden, Utah
  manufacturing).....................................                                338,236
Brand manufacturing+.................................  Ogden, Utah                    31,230
Raw material and bulk distribution*..................  Ogden, Utah                    25,000
Eastern distribution.................................  Memphis, Tennessee             24,700
Monarch manufacturing*...............................  Ogden, Utah                    24,370
Woodland Publishing..................................  Lindon, Utah                   12,820
Brand marketing and product development..............  Park City, Utah                10,446
Administrative offices and customer services*........  Ogden, Utah                     8,855
Printing facility....................................  Las Vegas, Nevada               7,974
Great Basin manufacturing*...........................  Clearfield, Utah                6,400
Executive offices and corporate sales and              Park City, Utah
  marketing..........................................                                  6,103
Information systems and data management..............  Park City, Utah                 3,228
Canadian distribution................................  Langley, British Columbia       2,817
Action Labs sales and marketing......................  Long Island, New York           2,499
Research, development and quality control............  Ogden, Utah                     1,813

------------------------

+ With the exception of this property, which is owned by the Company, the Company leases all of the principal properties identified above. Lease terms with respect to such properties end between 1999 and 2003, although the Company has negotiated extension options in many cases.

* The operations currently housed in these facilities are expected to be moved to the Company's facility at DDO in Ogden, Utah.

ITEM 3.  LEGAL PROCEEDINGS.

    As discussed in other filings and elsewhere in this Form 10-K, the Company is subject to regulation by a number of federal, state and foreign agencies and is involved in various legal matters arising in the normal course of business. Recent material developments in regulatory and legal matters referred to in previous filings, as well as new matters, include the following: (i) the FDA and the United States Attorney's Office have continued the investigation of certain matters originating with the January 20, 1998 Proposition 65 notice received by Monarch. The Company has received grand jury subpoenas for documents with respect to the investigation; the Company continues to cooperate with the FDA and the United States Attorney's Office in the investigation of these matters,
(ii) the Company has been sued by American Home Products, the owner of the Solgar line of dietary supplements; the lawsuit alleges that the Company's registered mark Solar Green infringes on the registered mark Solgar that is now owned by American Home Products, (iii) The Brown Group filed an opposition action with the U.S. Patent and Trademark Office against the Company, opposing the registration of the Natural Sport trademark for dietary supplements, (iv) Nutramax Laboratories filed an opposition action with the U.S. Patent and Trademark Office against the Company, opposing the registration of NaturalMax as a trademark, (v) in October 1999, Futurebiotics filed a complaint against the Company in New York State Court alleging a violation of the confidentiality agreement between the parties as it pertains to trade secrets and the Futurebiotics' product "Hair, Skin & Nails" and (vi) in December 1999 the Company was sued by Enzymatic Therapy, Inc. and Abulkalam M. Shamsuddin, M.D., claiming, among other things, that the Solaray brand IP-6 product infringes on the plaintiffs' patent rights.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

    None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

    The following table sets forth certain information concerning the executive officers of the Company.

NAME                                          AGE                       POSITION
----                                        --------   ------------------------------------------
Frank W. Gay II...........................     54      Director, Chairman of the Board and Chief
                                                         Executive Officer
Bruce R. Hough............................     45      President
Jeffrey A. Hinrichs.......................     42      Director, Chief Operating Officer and
                                                         Executive Vice President
Gary M. Hume..............................     50      Executive Vice President
William T. Logan..........................     57      Senior Vice President, Marketing and Sales
Leslie M. Brown, Jr.......................     35      Senior Vice President, Finance and Chief
                                                         Financial Officer

    Frank W. Gay II has served as the Chairman of the Board of Directors of the Company since its inception and as Chief Executive Officer since 1994. Mr. Gay has been a partner of F.W. Gay & Sons, a private equity investment group, from 1967 to present.

    Bruce R. Hough was made President of the Company in 1994. Prior to joining the Company, Mr. Hough acted as a consultant from 1991 to 1993 and as President of Keystone Communications, a telecommunications firm, from 1987 to 1991.

    Jeffrey A. Hinrichs has served as Chief Operating Officer and Executive Vice President of the Company since 1994. Prior to joining the Company, Mr. Hinrichs served as President of Solaray, from 1993 to 1994 and as Chief Financial Officer and in other management positions with Solaray from 1984 to 1993.

    Gary M. Hume has served as Executive Vice President of the Company since September 1999. Prior to joining the Company, Mr. Hume was President and CEO of Murdock Madaus Schwabe

(Nature's Way) from 1995 to 1999. Prior to joining Nature's Way, Mr. Hume was President of Tree of Life's Southwest Division for over twenty years.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS.

MARKET INFORMATION

    The Company's Common Stock is traded on the Nasdaq National Market (the "NNM") under the symbol "NUTR." The Common Stock commenced trading on February 20, 1998. The following table sets forth the high and low prices per share for the Common Stock as reported by The Nasdaq Stock Market ("Nasdaq") for the period indicated:

                                                                HIGH       LOW
                                                              --------   --------
1998:
Second Quarter (from February 20, 1998).....................   $23.63     $19.88
Third Quarter...............................................    22.25       8.50
Fourth Quarter..............................................    12.75       5.88

1999:
First Quarter...............................................     7.69       4.69
Second Quarter..............................................     6.00       4.06
Third Quarter...............................................     5.38       3.69
Fourth Quarter..............................................     6.38       3.88

2000:
First Quarter (through December 21, 1999)...................     4.81       3.75

    The Company has received notification from Nasdaq regarding its continued eligibility for listing on the NNM, based on recent market prices of the Common Stock. The Company is responding to such notice.

HOLDERS

    As of the close of business on December 21, 1999, there were 258 holders of record of Common Stock. The Company believes that it has a significantly larger number of beneficial holders of Common Stock. A recent reported last sale price of the Common Stock on the NNM is set forth on the cover page of this report.

DIVIDENDS

    Since its incorporation in 1993, the Company has neither declared nor paid any cash or other dividends on its Common Stock and does not expect to pay dividends for the foreseeable future. Instead, the Company currently intends to retain earnings to support its growth strategy and reduce indebtedness. As a holding company, the ability of the Company to pay dividends in the future is dependent upon the receipt of dividends or other payments from its principal operating subsidiary. Any future determination to pay dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other factors, the Company's results of operations, financial condition, capital requirements and contractual restrictions.

ITEM 6.  SELECTED FINANCIAL DATA.

    The selected financial data presented below were derived from the consolidated financial statements of the Company. This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Company's consolidated financial statements and the notes thereto.

                                                                     YEAR ENDED SEPTEMBER 30,
                                                ------------------------------------------------------------------
                                                   1995         1996          1997          1998          1999
                                                ----------   -----------   -----------   -----------   -----------
                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales.....................................  $   62,932   $    83,923   $    98,096   $   104,688   $   106,809
Cost of sales.................................      35,885        45,099        52,277        57,750        57,261
                                                ----------   -----------   -----------   -----------   -----------
  Gross profit................................      27,047        38,824        45,819        46,938        49,548
Operating expenses:
  Selling, general and administrative.........      21,140        27,308        28,879        31,233        36,644
  Amortization of intangibles.................       1,059         1,483         1,346         1,391         1,768
  Non-recurring payments to management
    advisors..................................         269           300           300         1,135            --
  One-time payment to executive officer.......          --            --         1,700            --            --
                                                ----------   -----------   -----------   -----------   -----------
Income from operations........................       4,579         9,733        13,594        13,179        11,136
Interest expense, net.........................       4,478         7,126         6,572         3,971         2,493
                                                ----------   -----------   -----------   -----------   -----------
Income before provision for income taxes......         101         2,607         7,022         9,208         8,643
Provision for income taxes....................          23         1,056         2,774         3,509         3,370
                                                ----------   -----------   -----------   -----------   -----------
Net income before extraordinary loss..........          78         1,551         4,248         5,699         5,273
Extraordinary loss on early extinguishment of
  debt, net of tax............................        (478)           --            --        (3,129)           --
                                                ----------   -----------   -----------   -----------   -----------
Net income (loss).............................  $     (400)  $     1,551   $     4,248   $     2,570   $     5,273
                                                ==========   ===========   ===========   ===========   ===========
Net income before extraordinary loss per
  common share, basic.........................  $     0.01   $      0.17   $      0.46   $      0.53   $      0.45
Net income before extraordinary loss per
  common share, diluted.......................  $     0.01   $      0.15   $      0.40   $      0.48   $      0.42
Net income per common share, basic............  $    (0.05)  $      0.17   $      0.46   $      0.24   $      0.45
Net income per common share, diluted..........  $    (0.04)  $      0.15   $      0.40   $      0.22   $      0.42
Weighted average shares outstanding, basic....   8,824,623     9,308,583     9,308,583    10,806,178    11,729,587
Weighted average shares outstanding,
  diluted.....................................   9,878,693    10,421,667    10,502,749    11,902,348    12,494,179
OTHER FINANCIAL DATA:
Adjusted EBITDA(a)............................  $   11,831   $    13,118   $    19,563   $    19,410   $    17,082
Capital expenditures (excluding
  acquisitions)...............................       2,837         5,498         3,652         3,380         7,904
Cash flows provided by (used in):
  Operating activities........................         (64)        4,559         9,363        10,063         6,528
  Investing activities........................     (49,155)       (5,498)       (3,652)      (17,815)       (9,058)
  Financing activities........................      49,645         2,600        (3,617)        5,309         1,423
BALANCE SHEET DATA (AT PERIOD END):
Cash..........................................  $      660   $     2,321   $     4,415   $     1,967   $       869
Working capital...............................      17,165        19,727        15,616        24,047        29,249
Total assets..................................      83,498        84,755        90,110       104,308       108,644
Total debt....................................      60,881        63,657        60,259        37,133        38,830
Stockholders' equity..........................      10,512        12,091        16,354        51,622        57,290

--------------------------

(a) "Adjusted EBITDA" is defined herein as net income before extraordinary loss plus provision for income taxes, net interest expense, depreciation and amortization and other non-recurring items. Management believes that Adjusted EBITDA, as presented, represents a useful measure for assessing the performance of the Company's ongoing operating activities as it reflects the earnings trends of the Company without the impact of the purchase accounting applied in connection with the Company's history of acquisitions, the financing required to consummate such transactions and other non-recurring items. Targets and trends in Adjusted EBITDA are used as a performance measure for determining management's bonus compensation and are also used by the Company's creditors in assessing debt covenant compliance. The Company understands that while Adjusted

    EBITDA is frequently used by securities analysts in the evaluation of nutritional supplement companies, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. Adjusted EBITDA is not intended as an alternative to cash flows from operating activities, as a measure of liquidity or as an alternative to net income as an indicator of the Company's operating performance or any other measure of performance in accordance with generally accepted accounting principles. The following table sets forth a reconciliation of net income before extraordinary loss to Adjusted EBITDA for each period included herein:

                                                                        YEAR ENDED SEPTEMBER 30,
                                                          ----------------------------------------------------
                                                            1995       1996       1997       1998       1999
                                                          --------   --------   --------   --------   --------
                                                                         (DOLLARS IN THOUSANDS)
Net income before extraordinary loss....................  $    78    $ 1,551    $ 4,248    $ 5,699    $ 5,273
Provision for income taxes..............................       23      1,056      2,774      3,509      3,370
Interest expense, net(1)................................    4,478      7,126      6,572      3,971      2,493
Depreciation and amortization(2)........................    6,983      3,085      3,969      5,096      5,946
Non-recurring payments to management advisors(3)........      269        300        300      1,135         --
One-time payment to executive officer(4)................       --         --      1,700         --         --
                                                          -------    -------    -------    -------    -------
  Adjusted EBITDA.......................................  $11,831    $13,118    $19,563    $19,410    $17,082
                                                          =======    =======    =======    =======    =======

--------------------------

(1) Includes amortization of capitalized debt issuance costs.

(2) Includes non-recurring amortization of inventory write-up.

(3) Represents management fees paid to Bain Capital and F.W. Gay & Sons pursuant to a management advisory agreement, which was terminated in connection with the Company's initial public offering (the "Offering"). As is often the case in stand-alone acquisition scenarios such as the Company's original acquisition of Solaray, during the early stages of the Company's development it relied heavily on an affiliate of its equity sponsors, Bain Capital, to provide certain management services, paying a recurring annual fee pursuant to the management advisory agreement in respect of such services. Over time, the Company has developed the infrastructure to provide these services internally and, as a result, terminated the management advisory agreement (and the recurring management fees payable thereunder) upon consummation of the Offering.

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

OVERVIEW

    The Company was formed in 1993 by senior management and Bain Capital to effect a consolidation strategy in the fragmented VMS Industry. The Company purchased Solaray in October 1993 with a view toward using it as a platform for future acquisitions of businesses in the VMS Industry. In fiscal 1995, the Company completed three additional significant acquisitions: Premier One in October 1994, KAL/NaturalMax in January 1995 and Monarch in September 1995 (collectively, the "Fiscal 1995 Acquisitions"). In fiscal 1998, the Company completed two additional acquisitions: Action Labs in July 1998 and NutraForce Canada in August 1998 (collectively, the "Fiscal 1998 Acquisitions"). In fiscal 1999, the Company completed two additional acquisitions: Woodland and Summit Graphics, Inc. in April 1999 (collectively, the "Fiscal 1999 Acquisitions").

RESULTS OF OPERATIONS

    The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

                                                                        YEAR ENDED
                                                                      SEPTEMBER 30,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Net sales...................................................   100.0%     100.0%     100.0%
Cost of sales...............................................    53.3       55.2       53.6
                                                               -----      -----      -----
Gross profit................................................    46.7       44.8       46.4
Selling, general and administrative.........................    29.4       29.8       34.3
Amortization of intangibles.................................     1.4        1.3        1.7
Non-recurring payments to management advisors...............     0.3        1.1         --
One-time payment to executive officer.......................     1.7         --         --
                                                               -----      -----      -----
Income from operations......................................    13.9       12.6       10.4
Interest expense, net.......................................     6.7        3.8        2.3
                                                               -----      -----      -----
Income before provision for income taxes....................     7.2        8.8        8.1
Provision for income taxes..................................     2.8        3.4        3.2
                                                               -----      -----      -----
Net income before extraordinary loss........................     4.4        5.4        4.9
Extraordinary loss on early extinguishment of debt, net of
  tax.......................................................      --       (2.9)        --
                                                               -----      -----      -----
Net income..................................................     4.4%       2.5%       4.9%
                                                               =====      =====      =====

COMPARISON OF FISCAL 1999 TO FISCAL 1998

    NET SALES. Net sales increased by $2.1 million, or 2.0%, to $106.8 million for fiscal 1999 from $104.7 million for fiscal 1998. Net sales of branded products increased by $4.6 million, or 5.3%, to $93.0 million for fiscal 1999 from $88.4 million for fiscal 1998. This increase in net sales of branded products was primarily the result of increased sales volume. The Company believes that the increased volume was primarily attributable to industry growth, the success of new product introductions, the Fiscal 1998 Acquisitions and the Fiscal 1999 Acquisitions. Net sales of bulk materials decreased by $2.5 million, or 15.5%, to $13.8 million for fiscal 1999 from $16.3 million for fiscal 1998. This decrease in net sales of bulk materials was primarily attributable to reduced sales of certain commodity-based materials to key customers.

    GROSS PROFIT. Gross profit increased by $2.6 million, or 5.6%, to $49.5 million for fiscal 1999 from $46.9 million for fiscal 1998. This increase in gross profit was primarily attributable to growth in sales volume. As a percentage of net sales, gross profit increased to 46.4% for fiscal 1999 from 44.8% for fiscal 1998. This increase in gross profit as a percentage of net sales was primarily attributable to improvements in direct material pricing and, to a lesser extent, a shift in sales mix to a higher proportion of branded product sales, which have higher gross profit margins, relative to bulk material sales, which have lower gross profit margins. During fiscal 1999, direct material pricing improved due to new material sources, increased supplier competition and reduced packaging costs, which were higher during fiscal 1998 due to bottle and label conversions associated with the Company's efforts to enhance quality and to comply with new labeling laws mandated by the FDA.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $5.4 million, or 17.3%, to $36.6 million for fiscal 1999 from $31.2 million for fiscal 1998. As a percentage of net sales, selling, general and administrative expenses increased to 34.3% for fiscal 1999 from 29.8% for fiscal 1998. This increase in selling, general and administrative expenses as a percentage of net sales was primarily attributable to the Company's investment in the addition of certain executive and key management personnel, facility consolidation, sales force expansion, new business development and information systems, including increased amortization associated with prior year capital expenditures.

    AMORTIZATION OF INTANGIBLES. Amortization of intangibles increased by $0.4 million, or 27.1%, to $1.8 million for fiscal 1999 from $1.4 million for fiscal 1998. As a percentage of net sales, amortization of intangibles increased to 1.7% for fiscal 1999 from 1.3% for fiscal 1998. This increase in amortization of intangibles was primarily attributable to the Fiscal 1998 Acquisitions. During fiscal 1999, twelve months of amortization expense related to these acquisitions was incurred compared to approximately two months of amortization expense for fiscal 1998.

    NON-RECURRING PAYMENTS TO MANAGEMENT ADVISORS. Non-recurring payments to management advisors represent payments pursuant to a management advisory agreement which was terminated in connection with the Offering in fiscal 1998.

    INTEREST EXPENSE, NET. Interest expense decreased by $1.5 million, or 37.2%, to $2.5 million for fiscal 1999 from $4.0 million for fiscal 1998. As a percentage of net sales, interest expense decreased to 2.3% for fiscal 1999 from 3.8% for fiscal 1998. This decrease in interest expense was primarily attributable to decreased indebtedness resulting from debt repayments made with proceeds of the Offering, which occurred during the second quarter of fiscal 1998.

    PROVISION FOR INCOME TAXES. The Company's effective tax rate increased to 39.0% for fiscal 1999 from 38.1% for fiscal 1998. In each fiscal year, the effective tax rate is higher than statutory rates primarily due to the non-deductibility for tax purposes of goodwill amortization arising from the purchases of Solaray and Woodland. The impact of Solaray and Woodland goodwill on the effective tax rate for fiscal 1999 increased compared to fiscal 1998 as a result of the Company's mid-year acquisition of Woodland and the Company's lower income before provision for taxes.

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

COMPARISON OF FISCAL 1998 TO FISCAL 1997

    NET SALES. Net sales increased by $6.6 million, or 6.7%, to $104.7 million for fiscal 1998 from $98.1 million for fiscal 1997. Net sales of branded products increased by $10.9 million, or 14.1%, to $88.4 million for fiscal 1998 from $77.5 million for fiscal 1997. This increase in net sales of branded products was primarily the result of increased sales volume. The Company believes that the increased volume was primarily attributable to industry growth, the success of new product introductions and, to a lesser extent, the Fiscal 1998 Acquisitions. Net sales of bulk materials decreased by $4.3 million, or 21.1%, to $16.3 million for fiscal 1998 from $20.6 million for fiscal 1997. This decrease in net sales of bulk materials was primarily attributable to reduced sales of certain commodity-based materials to key customers.

    GROSS PROFIT. Gross profit increased by $1.1 million, or 2.4%, to $46.9 million for fiscal 1998 from $45.8 million for fiscal 1997. This increase in gross profit was primarily attributable to growth in sales volume. As a percentage of net sales, gross profit decreased to 44.8% for fiscal 1998 from 46.7% for fiscal 1997. This decrease in gross profit as a percentage of net sales was primarily attributable to higher packaging costs associated with label and bottle conversions and additional discounting associated with certain promotional programs during fiscal 1998. Label conversions were necessitated by FDA regulations, which became effective in March 1999. Bottle costs increased as the Company moved from polystyrene to PET bottles.

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

    INTEREST EXPENSE, NET. Interest expense decreased by $2.6 million, or 39.6%, to $4.0 million for fiscal 1998 from $6.6 million for fiscal 1997. As a percentage of net sales, interest expense decreased to 3.8% for fiscal 1998 from 6.7% for fiscal 1997. This decrease in interest expense was primarily attributable to decreased indebtedness resulting from debt repayments made with proceeds of the Offering.

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

SELECTED QUARTERLY FINANCIAL DATA; SEASONALITY

    The following table sets forth certain quarterly financial data for fiscal 1998 and 1999. This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflects all normally recurring adjustments necessary for fair presentation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results of any future period.

                                                           FISCAL 1998                                 FISCAL 1999
                                            -----------------------------------------   -----------------------------------------
                                             FIRST      SECOND     THIRD      FOURTH     FIRST      SECOND     THIRD      FOURTH
                                            QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                                            --------   --------   --------   --------   --------   --------   --------   --------
                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA: UNAUDITED)
Net sales.................................  $25,857    $27,799    $25,004    $26,027    $27,213    $27,234    $26,212    $26,150
Gross profit..............................   12,000     13,057     11,027     10,854     12,189     12,818     12,362     12,179
Net income before extraordinary loss(a)...    1,432      1,482      1,724      1,061      1,813      1,740        936        784
Net income (loss).........................    1,432     (1,647)     1,724      1,061      1,813      1,740        936        784
Earnings per common share before
  extraordinary loss:
    Basic.................................  $  0.15    $  0.14    $  0.15    $  0.09    $  0.16    $  0.15    $  0.08    $  0.07
    Diluted...............................  $  0.14    $  0.13    $  0.14    $  0.08    $  0.15    $  0.14    $  0.07    $  0.06

------------------------------

(a) During the second quarter of fiscal 1998, the Company incurred an extraordinary loss of $3,129, net of tax, related to the early extinguishment of debt in connection with the Offering.

    The Company believes that its business is characterized by minor seasonality. Furthermore, sales to any particular customer can vary substantially from one quarter to the next based on such factors as industry trends, timing of promotional discounts, international economic conditions and acquisition-related activities. Historically, the Company has recorded higher sales volume during the second fiscal quarter due to increased interest in health-related products among consumers following the holiday season. The Company does not believe that the impact of seasonality on its results of operations is material. In addition, the Company's sales of bulk materials are characterized by periodic shipments to certain customers and can vary significantly from quarter to quarter.

YEAR 2000 ISSUE

    Many existing computer programs use only two digits to identify years. These programs were designed without consideration for the effect of the upcoming change in century, and if not corrected, could fail or create erroneous results by, or at, the year 2000. Essentially all of the Company's information technology-based systems, as well as many non-information technology-based systems, are affected by the year 2000 issue. Specific systems include accounting, payroll, financial reporting, product formulation and development, manufacturing, inventory tracking and control, business planning, tax, accounts receivable, accounts payable, purchasing, distribution and numerous word processing and similar applications. Non-information technology-based systems include equipment and services containing embedded microprocessors, such as manufacturing and bottling equipment, clocks, security systems and building management systems. The Company also has relationships with numerous third parties, including material suppliers, utility companies, transportation companies, banks and brokerage firms that may be affected by the year 2000 issue.

    Remediation plans have been established and completed, to the best of the Company's belief, for all critical and non-critical systems potentially affected by the year 2000 issue. Nevertheless, these remediation plans constitute an ongoing process that the Company believes will continue beyond the date of this filing.

    Identification of areas of potential third-party risk has been addressed. No areas of material risk have been identified by the Company.

    The Company believes that it has determined the risks that it would face in the event certain aspects of its year 2000 remediation plan fail. The Company has also established contingency plans for all mission-critical processes. Under a "worst case" scenario, the Company's manufacturing operations would be unable to build and deliver products in a timely fashion due to internal system failures and/or the inability of vendors to deliver raw materials and components. Alternative suppliers have been, and continue to be, identified where possible. While virtually all internal systems can be replaced with manual systems on a temporary basis, the failure of mission-critical systems would have at least a short-term negative effect on operations. Furthermore, the failure of national and worldwide banking systems could result in the inability of many businesses, including the Company, to conduct business.

    The Company believes that remediation, risk assessment and contingency plans have been completed satisfactorily. Based on this belief, the Company does not expect to experience any material adverse impact to its ongoing operations. The total cost to the Company of achieving year 2000 compliance is not expected to exceed $100,000, not including internal resources. Spending to date totals approximately $80,000.

LIQUIDITY AND CAPITAL RESOURCES

    For the fiscal year ended September 30, 1999, net cash provided by operations was $6.5 million compared to $10.1 million for the year ended September 30, 1998 and $9.4 million for the year ended September 30, 1997. The decrease in net cash provided by operations in fiscal 1999 was primarily attributable to lower levels of accounts payable and accrued expenses.

    Net cash used in investing activities was $9.1 million, $17.8 million and $3.7 million for the years ended September 30, 1999, 1998 and 1997, respectively. The Company's investing activities consist primarily of acquisitions and, to a lesser extent, costs associated with capital expenditures. The higher levels of cash used in investing activities for fiscal 1999 and 1998 reflect the Company's purchases of net assets related to the Fiscal 1999 Acquisitions and the Fiscal 1998 Acquisitions, respectively. Capital expenditures during fiscal 1998 and 1997 related primarily to manufacturing equipment and information systems required to expand capacity and improve overall operating efficiency. In fiscal 1999, similar capital expenditures were incurred as well as additional expenditures related to leasehold improvements at the DDO facility. The Company intends to finance anticipated capital expenditures through internally generated cash flow and, if necessary, through funds provided under the New Credit Agreement.

    Net cash provided by (used in) financing activities was $1.4 million, $5.3 million and $(3.6) million for the years ended September 30, 1999, 1998 and 1997, respectively. The Company's current financing activities consist primarily of borrowings and repayments under the Senior Credit Agreement and the New Credit Agreement related to operating needs. In fiscal 1998, the Company's financing activities were significantly impacted by proceeds generated in connection with the Offering.

    The New Credit Agreement currently makes $70.0 million of revolving credit borrowings available to the Company. The available revolving credit borrowings are reduced to $65.0 million, $45.0 million and $37.5 million during fiscal 2001, 2002 and 2003, respectively. Borrowings under the New Credit Agreement are secured by certain assets of the Company and bear interest at the applicable Eurodollar Rate plus a variable margin or at the Federal Funds Rate plus 0.5% plus a variable margin. At September 30, 1999, the applicable interest rate was 6.38%. The Company is also required to pay a variable quarterly fee on the unused balance under the New Credit Agreement. At September 30, 1998, the applicable rate was 0.3%.

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

    A key component of the Company's business strategy is to seek to make additional acquisitions, which will likely require that the Company obtain additional financing, which could include the incurrence of substantial additional indebtedness. The Company believes that borrowings under the New Credit Agreement or a replacement credit facility, together with cash flows from operations, will be sufficient to make required payments under the New Credit Agreement or any such replacement facility, and to make anticipated capital expenditures and fund working capital needs for fiscal 2000.

NEW ACCOUNTING STANDARDS

    The Financial Accounting Standards Board issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which became effective for fiscal years beginning after December 15, 1997 and established standards for the way that companies report and display comprehensive income and its components in a full set of general purpose financial statements. The Company has adopted SFAS No. 130 in its financial statements.

    The Financial Accounting Standards Board issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which became effective for fiscal years beginning after December 15, 1997 and established standards for the way that public business enterprises report information about operating segments in annual and quarterly financial statements. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas and major customers. The Company has adopted SFAS No. 131 in its financial statements.

    The American Institute of Certified Public Accountants issued SOP 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE, which became effective for fiscal years beginning after December 15, 1998 and established standards for the way that public business enterprises account for the costs of internal use computer software. The Company has adopted
SOP 98-1 for its fiscal 2000 financial statements.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    Borrowings under the New Credit Agreement bear interest at the applicable Eurodollar Rate plus a variable margin or at the Federal Funds Rate plus 0.5% plus a variable margin. At September 30, 1999, the applicable interest rate was 6.38% and the Company had total borrowings outstanding of $38.8 million. To date, the Company has not obtained interest rate protection with respect to these borrowings due to the recent stability of interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information required by Item 8 is set forth on pages F-1 through F-20 of this Form 10-K. The supplementary financial information required by Item 302 of Regulation S-K is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Selected Quarterly Financial Data; Seasonality."

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information with respect to certain relationships and related transactions is set forth in the Proxy Statements under the headings "The Board of Directors--Compensation Committee Interlocks and Insider Participation" and "The Board of Directors--Certain Relationships and Related Transactions," which information is incorporated herein by reference.

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

       3.  Financial Statement Schedules.

       Schedule II--Valuation and Qualifying Accounts

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of December, 1999.

                                                       NUTRACEUTICAL INTERNATIONAL CORPORATION

                                                       By:  /s/ FRANK W. GAY II
                                                            -----------------------------------------
                                                            Name: Frank W. Gay II
                                                            Title: Chairman of the Board and Chief
                                                                   Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 29th day of December, 1999.

                      SIGNATURE                                           CAPACITY
                      ---------                                           --------
                 /s/ FRANK W. GAY II
     -------------------------------------------       Director, Chairman of the Board and Chief
                   Frank W. Gay II                       Executive Officer

               /s/ JEFFREY A. HINRICHS
     -------------------------------------------       Director, Chief Operating Officer and
                 Jeffrey A. Hinrichs                     Executive Vice President

              /s/ LESLIE M. BROWN, JR.
     -------------------------------------------       Senior Vice President, Finance and Chief
                Leslie M. Brown, Jr.                     Financial Officer

                  /s/ ROBERT C. GAY
     -------------------------------------------       Director
                    Robert C. Gay

                /s/ MATTHEW S. LEVIN
     -------------------------------------------       Director
                  Matthew S. Levin

          /s/ ALEXANDER GORDON BEARN, M.D.
     -------------------------------------------       Director
            Alexander Gordon Bearn, M.D.

                /s/ JON STEVEN YOUNG
     -------------------------------------------       Director
                  Jon Steven Young

                                 EXHIBIT INDEX

       NUMBER           DESCRIPTION
---------------------   -----------
         3.1            Form of Amended and Restated Certificate of Incorporation of
                          the Registrant(1)

         3.2            Form of By-laws of the Registrant(1)

         4.1            Form of certificate representing Common Stock(1)

         4.2            Amended and Restated Registration Agreement dated as of
                          January 31, 1995 among the Company and certain of its stockholders(1)

         4.3            Credit Agreement dated as of February 25, 1998 among the
                          Company and its lenders(2)

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

        10.8            Stock Option Agreement dated as of November 15, 1994 between the Company and Bruce R. Hough(1)

        10.9            Stock Option Agreement dated as of November 15, 1994 between the Company and Frank W. Gay II(1)

        10.10           Form of Area Sales Consultant Agreement(1)

        11.1            Computation of earnings per share
                          The information required by Exhibit 11.1 is set forth on page F-15 of this Form 10-K.

        21.1            Subsidiaries of the Company

        27.1            Financial Data Schedule

------------------------

(1) Incorporated by reference to the applicable exhibit to the Registrant's Registration Statement on Form S-1, Registration No. 333-41909.

(2) The Company agrees to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to such agreement upon request by the Commission.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Financial Statements:

  Report of Independent Accountants.........................    F-2

  Consolidated Balance Sheets at September 30, 1998 and
    1999....................................................    F-3

  Consolidated Statements of Operations for the years ended
    September 30, 1997, 1998 and 1999.......................    F-4

  Consolidated Statements of Cash Flows for the years ended
    September 30, 1997, 1998 and 1999.......................    F-5

  Consolidated Statements of Stockholders' Equity for the
    years ended
    September 30, 1997, 1998 and 1999.......................    F-6

  Notes to Consolidated Financial Statements................    F-7

Financial Statement Schedules:

  For each of the three years in the period ended
    September 30, 1999

  Schedule II--Valuation and Qualifying Accounts

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Nutraceutical International Corporation:

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Nutraceutical International Corporation and its subsidiaries at September 30, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Salt Lake City, Utah
November 12, 1999

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
                                     ASSETS

Current assets:
  Cash......................................................  $  1,967   $    869
  Accounts receivable, net..................................     9,149      9,010
  Inventories, net..........................................    23,935     26,863
  Prepaid expenses and other current assets.................     1,649      1,397
  Deferred income taxes.....................................     1,101      1,231
                                                              --------   --------
    Total current assets....................................    37,801     39,370
Property, plant and equipment, net..........................    10,770     14,752
Goodwill, net...............................................    54,375     53,422
Other non-current assets, net...............................     1,362      1,100
                                                              --------   --------
                                                              $104,308   $108,644
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of capital lease obligations..............  $     53   $     57
  Accounts payable..........................................     9,614      6,879
  Accrued expenses..........................................     4,087      3,185
                                                              --------   --------
    Total current liabilities...............................    13,754     10,121
Long-term debt..............................................    37,000     38,750
Capital lease obligations...................................        80         23
Deferred income taxes, net..................................     1,852      2,460
                                                              --------   --------
    Total liabilities.......................................    52,686     51,354
                                                              --------   --------
Commitments and contingencies (Notes 10, 14 and 17)

Stockholders' equity:
  Common Stock, $0.01 par value, 50,000,000 shares
    authorized, 11,764,879 and 11,791,295 shares issued and
    outstanding at September 30, 1998 and 1999,
    respectively............................................       118        118
  Preferred Stock, $0.01 par value, 5,000,000 shares
    authorized, no shares issued and outstanding at
    September 30, 1998 and 1999, respectively...............        --         --
  Additional paid-in capital................................    42,515     42,637
  Retained earnings.........................................     9,277     14,504
  Cumulative translation adjustment.........................        13         31
  Treasury stock at cost, 41,800 shares at September 30,
    1998....................................................      (301)        --
                                                              --------   --------
    Total stockholders' equity..............................    51,622     57,290
                                                              --------   --------
                                                              $104,308   $108,644
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED SEPTEMBER 30,
                                                           ------------------------------------
                                                              1997         1998         1999
                                                           ----------   ----------   ----------
Net sales................................................  $   98,096   $  104,688   $  106,809
Cost of sales............................................      52,277       57,750       57,261
                                                           ----------   ----------   ----------
    Gross profit.........................................      45,819       46,938       49,548
                                                           ----------   ----------   ----------
Operating expenses:
  Selling, general and administrative....................      28,879       31,233       36,644
  Amortization of intangibles............................       1,346        1,391        1,768
  Non-recurring payments to management advisors..........         300        1,135           --
  One-time payment to executive officer..................       1,700           --           --
                                                           ----------   ----------   ----------
                                                               32,225       33,759       38,412
                                                           ----------   ----------   ----------
Income from operations...................................      13,594       13,179       11,136
Interest expense, net....................................       6,572        3,971        2,493
                                                           ----------   ----------   ----------
Income before provision for income taxes.................       7,022        9,208        8,643
Provision for income taxes...............................       2,774        3,509        3,370
                                                           ----------   ----------   ----------
Net income before extraordinary loss.....................       4,248        5,699        5,273
Extraordinary loss on early extinguishment of debt, net
  of tax.................................................          --       (3,129)          --
                                                           ----------   ----------   ----------
Net income...............................................  $    4,248   $    2,570   $    5,273
                                                           ==========   ==========   ==========
Net income before extraordinary loss per common share:
  Basic..................................................  $     0.46   $     0.53   $     0.45
  Diluted................................................  $     0.40   $     0.48   $     0.42

Extraordinary loss per common share:
  Basic..................................................  $       --   $    (0.29)  $       --
  Diluted................................................  $       --   $    (0.26)  $       --

Net income per common share:
  Basic..................................................  $     0.46   $     0.24   $     0.45
  Diluted................................................  $     0.40   $     0.22   $     0.42

Weighted average common shares outstanding:
  Basic..................................................   9,308,583   10,806,178   11,729,587
  Diluted................................................  10,502,749   11,902,348   12,494,179

  The accompanying notes are in integral part of these consolidated financial statements.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Cash flows from operating activities:
  Net income................................................  $ 4,248    $  2,570   $ 5,273
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization (includes amortization of
      inventory write-up of $381 and $92 during 1998 and
      1999, respectively)...................................    3,969       5,096     5,946
    Amortization of debt issuance costs.....................      817         468       215
    Extraordinary loss on early extinguishment of debt, net
      of tax................................................       --       3,129        --
    Loss on disposal of property, plant and equipment.......       --           7        44
    Changes in assets and liabilities, net of effects from
      acquisitions:
      Accounts receivable...................................     (794)       (456)      245
      Inventories...........................................   (3,390)     (2,460)   (2,616)
      Prepaid expenses and other current assets.............      190        (453)      251
      Deferred income taxes.................................      608         520       479
      Other non-current assets..............................       (3)       (305)      468
      Accounts payable......................................    1,939       1,960    (2,852)
      Accrued expenses......................................    1,779         (13)     (925)
                                                              -------    --------   -------
        Net cash provided by operating activities...........    9,363      10,063     6,528
                                                              -------    --------   -------
Cash flows from investing activities:
  Proceeds from the sale of property and equipment..........       --          --        33
  Purchases of property and equipment.......................   (3,652)     (3,380)   (7,904)
  Acquisitions, net of cash acquired........................       --     (14,435)   (1,187)
                                                              -------    --------   -------
        Net cash used in investing activities...............   (3,652)    (17,815)   (9,058)
                                                              -------    --------   -------
Cash flows from financing activities:
  Proceeds from long-term debt..............................       --      46,450     4,750
  Payments on long-term debt................................   (3,450)    (71,955)   (3,000)
  Principal payments on capital lease obligations...........     (182)       (181)      (53)
  Payment of deferred financing fees........................       --      (1,058)       --
  Prepayment penalty and fees on early extinguishment of
    debt....................................................       --        (632)       --
  Receipts of subscriptions receivable......................       15          55        --
  Proceeds from issuance of common stock....................       --      32,931       117
  Purchase of treasury shares...............................       --        (301)     (391)
                                                              -------    --------   -------
        Net cash provided by (used in) financing
          activities........................................   (3,617)      5,309     1,423
                                                              -------    --------   -------
Effect of exchange rate changes on cash.....................       --          (5)        9
                                                              -------    --------   -------
Net increase (decrease) in cash.............................    2,094      (2,448)   (1,098)
Cash at beginning of period.................................    2,321       4,415     1,967
                                                              -------    --------   -------
Cash at end of period.......................................  $ 4,415    $  1,967   $   869
                                                              =======    ========   =======
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest................................................  $ 5,924    $  3,882   $ 2,124
    Income taxes............................................  $ 2,432    $    874   $ 3,523

  The accompanying notes are an integral part of these consolidated financial statements.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                        ACCUMULATED
                                           COMMON STOCK        ADDITIONAL                                  OTHER
                                       ---------------------    PAID-IN     SUBSCRIPTIONS   RETAINED   COMPREHENSIVE    TREASURY
                                         SHARES      AMOUNT     CAPITAL      RECEIVABLE     EARNINGS       INCOME        STOCK
                                       ----------   --------   ----------   -------------   --------   --------------   --------
Balance at October 1, 1996...........   9,308,583     $ 93      $ 9,609         $(70)       $ 2,459         $--          $  --
Receipt of subscriptions
  receivable.........................          --       --           --           15             --          --             --
Net income...........................          --       --           --           --          4,248          --             --
                                       ----------     ----      -------         ----        -------         ---          -----
Balance at September 30, 1997........   9,308,583       93        9,609          (55)         6,707          --             --
Net income...........................          --       --           --           --          2,570          --             --
Cumulative translation adjustment....          --       --           --           --             --          13             --
Total comprehensive income...........
Issuance of common stock.............   2,456,296       25       32,906           --             --          --             --
Receipt of subscriptions
  receivable.........................          --       --           --           55             --          --             --
Purchase of treasury stock...........          --       --           --           --             --          --           (301)
                                       ----------     ----      -------         ----        -------         ---          -----
Balance at September 30, 1998........  11,764,879      118       42,515           --          9,277          13           (301)
Net income...........................          --       --           --           --          5,273          --             --
Cumulative translation adjustment....          --       --           --           --             --          18             --
Total comprehensive income...........
Issuance of common stock.............      26,416       --          122           --             --          --             --
Purchase of treasury stock...........          --       --           --           --             --          --           (391)
Issuance of treasury stock...........          --       --           --           --            (46)         --            692
                                       ----------     ----      -------         ----        -------         ---          -----
Balance at September 30, 1999........  11,791,295     $118      $42,637         $ --        $14,504         $31          $  --
                                       ==========     ====      =======         ====        =======         ===          =====


                                           TOTAL
                                       STOCKHOLDERS'
                                          EQUITY
                                       -------------
Balance at October 1, 1996...........     $12,091
Receipt of subscriptions
  receivable.........................          15
Net income...........................       4,248
                                          -------
Balance at September 30, 1997........      16,354
                                          -------
Net income...........................       2,570
Cumulative translation adjustment....          13
                                          -------
Total comprehensive income...........       2,583
Issuance of common stock.............      32,931
Receipt of subscriptions
  receivable.........................          55
Purchase of treasury stock...........        (301)
                                          -------
Balance at September 30, 1998........      51,622
                                          -------
Net income...........................       5,273
Cumulative translation adjustment....          18
                                          -------
Total comprehensive income...........       5,291
Issuance of common stock.............         122
Purchase of treasury stock...........        (391)
Issuance of treasury stock...........         646
                                          -------
Balance at September 30, 1999........     $57,290
                                          =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. DESCRIPTION OF BUSINESS

    Nutraceutical International Corporation (the "Company") develops, manufactures and markets high quality branded vitamin, mineral, herbal and specialty dietary supplements to domestic health food stores and international distributors under the Solaray, Kal, NaturalMax, VegLife, Premier One, Solar Green, Natural Sport and Action Labs brand names. Under the name Woodland, the Company markets a line of over 150 books and pamphlets to national retail bookstores and to health food stores.

    The Company also manufactures bulk materials, including chelated minerals and processed herbs, for use in its own products and for sale to other manufacturers and marketers of dietary supplements under the tradenames Monarch Nutritional Laboratories and Great Basin Botanicals.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of the Company and its subsidiaries (Note 1). The acquired operations of Action Labs, Inc. ("Action Labs"), NutraForce (Canada) International, Inc. ("NutraForce Canada"), Woodland Publishing, Inc. ("Woodland") and Summit Graphics, Inc. ("Summit") have been consolidated from their respective dates of acquisition (Note 3). All significant intercompany transactions and balances have been eliminated.

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

    RECLASSIFICATION--Certain prior period amounts have been reclassified to conform with the current period's presentation. These reclassifications had no effect on net income or total assets.

    FAIR VALUE OF FINANCIAL INSTRUMENTS--The fair value of financial instruments, including cash, accounts receivable, other current assets, accounts payable, accrued expenses and debt, approximates their respective book values.

    CASH--Substantially all of the Company's cash is held by one bank at September 30, 1999. The Company does not believe that, as a result of this concentration, it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

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

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    GOODWILL--The excess of purchase price over fair market value of assets acquired and liabilities assumed in acquisition transactions is classified as goodwill and is being amortized using the straight-line method over periods ranging from 25 to 40 years. The Company evaluates the recoverability of goodwill using undiscounted future cash flows whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The amount of goodwill impairment, if any, is measured based on projected discounted future net cash flows using a discount rate reflecting the Company's average cost of funds. To date, no impairments of goodwill have been recorded as a result of these evaluations.

    NON-COMPETE AGREEMENTS--Included in non-current other assets are capitalized costs associated with non-compete agreements the Company entered into with key executives associated with certain acquisitions. These capitalized costs are being amortized using the declining balance method over the lives of the agreements which expire during fiscal 2000.

    DEFERRED FINANCING FEES--The Company deferred certain debt issuance costs related to the establishment of new financing loans (Note 9). These costs are capitalized in non-current other assets and are being amortized using the effective interest rate method over the life of the loans.

    COMMON STOCK--On February 19, 1998, the Company completed an initial public offering (the "Offering") of its common stock ("Common Stock"), par value $0.01 per share.

    In connection with the Offering, the Company reclassified all of its outstanding classes of capital stock (including accrued preference amounts) into shares of Common Stock and authorized a single class of undesignated preferred stock ("Preferred Stock"). Concurrently with the Offering, the Company effected a 7.5291-for-one stock split of all outstanding shares of Common Stock and a corresponding adjustment in the number of shares issuable upon the exercise of all outstanding options and warrants. After giving effect to the reclassification and stock split, the Company had 9,308,583 shares of Common Stock outstanding and no shares of Preferred Stock outstanding. All applicable periods presented have been retroactively adjusted for the effect of the reclassification and stock split.

    The Company sold 2,144,618 shares of Common Stock in the Offering and certain selling stockholders sold an additional 1,684,882 shares of Common Stock (including shares sold pursuant to the underwriters overallotment option). Of the shares sold by the selling stockholders, 302,947 shares were issued in connection with the Offering upon the exercise of outstanding warrants. Immediately following the Offering, the Company had a total of 11,756,148 shares of Common Stock outstanding. The net proceeds to the Company from the sale of shares in the Offering of approximately $32,807 were primarily used to repay existing indebtedness (Note 9). In addition, the Company recorded a one-time payment related to the termination of a management advisory agreement and for services rendered in connection with the Offering (Note 15).

    FOREIGN CURRENCY TRANSLATION--All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at fiscal year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal year. The resulting translation adjustments are recorded as a component of stockholders' equity.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    REVENUE RECOGNITION--Sales are recognized upon shipment of merchandise to a customer. Provision is made for estimated customer returns, discounts and allowances at the time of sale.

    RESEARCH AND DEVELOPMENT--The Company expenses research and development costs as incurred. For the years ended September 30, 1997, 1998 and 1999, the Company incurred $850, $842 and $900, respectively, in research and development expenditures. These costs are included in general and administrative expenses for the respective periods.

    ADVERTISING--The Company expenses advertising costs as incurred. These costs are included in selling, general and administrative expenses for the respective periods in the Consolidated Statements of Operations.

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

    CONCENTRATIONS OF CREDIT RISK--In the normal course of business, the Company provides credit terms to its customers; however, collateral is not required. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations. From time to time, a higher concentration of credit risk may exist on outstanding accounts receivable for a select number of customers depending on individual buying patterns. At
September 30, 1998 and 1999, no customer accounted for more than 10 percent of trade accounts receivable. Furthermore, no customer accounted for more than 10 percent of net sales in any of the three years ended September 30, 1999.

3. ACQUISITIONS

    ACQUISITIONS--On July 20, 1998 and August 31, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Action Labs and NutraForce Canada, respectively (collectively referred to as the "Fiscal 1998 Acquisitions"). On April 1, 1999, the Company acquired all of the outstanding stock of Woodland and acquired substantially all of the assets and assumed certain liabilities of Summit (collectively referred to as the "Fiscal 1999 Acquisitions"). These acquisitions were accounted for using the purchase method of accounting. Accordingly, the purchase price assigned to the assets acquired and liabilities assumed was their fair market values at their respective dates of acquisition. The excess of the purchase price over the fair market values of the assets acquired and liabilities assumed has been classified as goodwill and is being amortized using the straight-line method

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

3. ACQUISITIONS (CONTINUED)

(Note 2). The Consolidated Statements of Operations and Consolidated Statements of Cash Flows presented herein include the activities of these acquired businesses from their respective dates of acquisition.

    The aggregate purchase price for the Fiscal 1998 Acquisitions totaled $14,683, consisting of cash of $14,435, forgiveness of certain seller liabilities of $224 owed to the Company and a net payable to a seller of $24. The aggregate purchase price for the Fiscal 1999 Acquisitions totaled $1,837, consisting of cash of $1,187 and 100,000 shares of Common Stock. The Common Stock, which is subject to applicable trading restrictions and certain other indemnity obligations, has a guaranteed minimum price of $6.50 per share during a specified trading period, which commences on the twelve-month anniversary and ends on the fifteen-month anniversary of the acquisition. The following reflects the allocation of the aggregate purchase price for the Fiscal 1998 Acquisitions and the Fiscal 1999 Acquisitions to the aggregate assets acquired and the liabilities assumed:

                                                        FISCAL 1998    FISCAL 1999
                                                        ACQUISITIONS   ACQUISITIONS
                                                        ------------   ------------
Aggregate purchase price for acquisitions.............    $14,683          $1,837
                                                          -------          ------
Aggregate assets acquired and liabilities assumed:
  Current assets......................................      2,022             509
  Property, plant and equipment.......................         12             241
  Goodwill............................................     13,665           1,237
  Other non-current assets............................        166              --
  Current liabilities.................................     (1,182)           (150)
                                                          -------          ------
Total.................................................    $14,683          $1,837
                                                          =======          ======

4. ACCOUNTS RECEIVABLE, NET

    Accounts receivable, net, consist of the following:

                                                               SEPTEMBER 30,
                                                            -------------------
                                                              1998       1999
                                                            --------   --------
Accounts receivable.......................................  $10,173    $10,163
Less allowances...........................................   (1,024)    (1,153)
                                                            -------    -------
                                                            $ 9,149    $ 9,010
                                                            =======    =======

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

5. INVENTORIES, NET

    Inventories, net of reserves for obsolete and slow moving inventory, are comprised of the following:

                                                               SEPTEMBER 30,
                                                            -------------------
                                                              1998       1999
                                                            --------   --------
Raw materials.............................................  $ 8,562    $ 7,491
Work-in-process...........................................    4,981      7,151
Finished goods............................................   10,392     12,221
                                                            -------    -------
                                                            $23,935    $26,863
                                                            =======    =======

    In connection with the Fiscal 1998 Acquisitions and the Fiscal 1999 Acquisitions (Note 3), acquired inventories were valued at fair market value to reflect the net realizable value of these inventories as of their respective acquisition dates. The amount ascribed in excess of historical cost (write-up) was $381 and $92 for the years ended September 30, 1998 and 1999, respectively and was charged to cost of sales in the accompanying Consolidated Statements of Operations as the inventories were sold.

6. PROPERTY, PLANT AND EQUIPMENT, NET

    Property, plant and equipment, net, are comprised of the following:

                                                  ESTIMATED       SEPTEMBER 30,
                                                 USEFUL LIFE   -------------------
                                                   (YEARS)       1998       1999
                                                 -----------   --------   --------
Land...........................................        --      $   422    $    422
Building.......................................        30        1,826       1,826
Leasehold improvements.........................      1-10          797       5,097
Furniture, fixtures and equipment..............      3-10       16,033      19,588
                                                               -------    --------
                                                                19,078      26,933
Less accumulated depreciation and
  amortization.................................                 (8,308)    (12,181)
                                                               -------    --------
                                                               $10,770    $ 14,752
                                                               =======    ========

    At September 30, 1998 and 1999, furniture, fixtures and equipment includes $474 and $327, respectively of leased equipment with an accumulated amortization balance of $352 and $252, respectively. Certain property and equipment collateralize debt obligations (Note 9).

    Depreciation and amortization of property, plant and equipment totaled $2,561, $3,324 and $4,086 for the years ended September 30, 1997, 1998 and 1999, respectively.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

7. GOODWILL, NET

    Goodwill, net, is comprised of the following:

                                                               SEPTEMBER 30,
                                                            -------------------
                                                              1998       1999
                                                            --------   --------
Goodwill..................................................  $58,902    $59,641
Less accumulated amortization.............................   (4,527)    (6,219)
                                                            -------    -------
                                                            $54,375    $53,422
                                                            =======    =======

8. ACCRUED EXPENSES

    Accrued expenses are comprised of the following:

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
Employee payroll, benefits, taxes and performance
  incentives................................................   $2,036     $2,050
Other accrued expenses......................................    2,051      1,135
                                                               ------     ------
                                                               $4,087     $3,185
                                                               ======     ======

9. LONG-TERM DEBT

    Long-term debt is comprised of the following:

                                                               SEPTEMBER 30,
                                                            -------------------
                                                              1998       1999
                                                            --------   --------
Revolving Credit Facility.................................  $37,000    $38,750
                                                            =======    =======

DEBT TRANSACTIONS

    On February 25, 1998, the Company replaced its Senior Credit Agreement under which the Company had outstanding borrowings of $60,178 (before unamortized discount of $2,454), with a new credit agreement (the "New Credit Agreement"). The company realized an extraordinary loss on the early extinguishment of the Senior Credit Agreement of $3,129, net of tax of $1,804.

    The New Credit Agreement currently makes $70,000 of revolving credit borrowings available to the Company. The available revolving credit borrowings are reduced to $65,000, $45,000 and $37,500 during fiscal 2001, 2002 and 2003, respectively. Borrowings under the New Credit Agreement are secured by certain assets of the Company and bear interest at the applicable Eurodollar Rate plus a variable margin or at the Federal Funds Rate plus 0.5% plus a variable margin. At September 30, 1999, the applicable interest rate was 6.38%. The Company is also required to pay a variable quarterly fee on the unused balance under the New Credit Agreement. At September 30, 1999, the applicable rate was 0.3%. Accrued interest on Federal Funds Rate borrowings is payable quarterly. Accrued interest on Eurodollar Rate borrowings is payable based on an elected interval of one, two or three months. The

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

9. LONG-TERM DEBT (CONTINUED)

Company is required to repay all principal outstanding under the New Credit Agreement in 2003. Accordingly, the outstanding principal balance at September 30, 1999 was classified as long-term debt.

    The New Credit Agreement contains restrictive covenants, including restrictions on incurring other indebtedness, limitations on capital expenditures and requirements that the Company maintain certain financial ratios and profitability measures. Upon the occurrence of an event of default, the lender may require the Company to repay all amounts borrowed thereunder and may proceed against the collateral.

10. LEASE COMMITMENTS AND OBLIGATIONS

    The Company leases office and warehouse facilities under non-cancelable operating leases expiring June of 2003. These operating leases require the Company to pay all taxes, insurance and maintenance. The Company also leases certain manufacturing and laboratory equipment under capital leases.

    The following summarizes future minimum lease payments required under capital and operating leases:

                                                          CAPITALIZED   OPERATING
YEAR ENDING SEPTEMBER 30,                                   LEASES       LEASES
-------------------------                                 -----------   ---------
2000....................................................     $ 63        $  911
2001....................................................       23           278
2002....................................................       --           191
2003....................................................       --           111
2004....................................................       --            27
Thereafter..............................................       --            --
                                                             ----        ------
Future minimum lease payments...........................       86        $1,518
                                                                         ======
Less amounts representing interest......................       (6)
                                                             ====
Present value of future minimum lease payments..........       80
Less amounts due within one year........................      (57)
                                                             ====
Amounts due after one year..............................     $ 23
                                                             ====

    Total rent expense incurred by the Company under non-cancelable operating leases for the years ended September 30, 1997, 1998 and 1999 was $950, $1,142 and $1,242, respectively.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

11. INCOME TAXES

    The provision for income taxes is comprised of the following:

                                                         YEAR ENDED SEPTEMBER 30,
                                                      ------------------------------
                                                        1997       1998       1999
                                                      --------   --------   --------
Current:
  Federal...........................................   $2,058     $  862     $2,682
  State.............................................      197        133        385
Deferred:
  Federal...........................................      508        647        276
  State.............................................       11         63         27
                                                       ------     ------     ------
                                                       $2,774     $1,705     $3,370
                                                       ======     ======     ======

    The provision for income taxes for 1998 consists of a provision of $3,509 resulting from income before provision for income taxes offset by a benefit of $1,804 resulting from the extraordinary loss on early extinguishment of debt.

    A summary of the composition of net deferred income tax assets and liabilities is as follows:

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
ASSETS
Inventory differences.......................................   $  470     $  669
Accounts receivable reserves................................      347        380
Accrued liabilities.........................................      273        180
Other.......................................................       11          2
                                                               ------     ------
Current deferred income tax assets..........................   $1,101     $1,231
                                                               ======     ======
LIABILITIES
Amortization of intangibles.................................   $1,845     $2,560
Depreciation................................................        7       (100)
                                                               ------     ------
Long-term deferred income tax liabilities, net..............   $1,852     $2,460
                                                               ======     ======

    The differences between income taxes at the statutory federal income tax rate and income taxes reported in the Consolidated Statements of Operations are as follows:

                                                         YEAR ENDED SEPTEMBER 30,
                                                      ------------------------------
                                                        1997       1998       1999
                                                      --------   --------   --------
Federal tax at statutory rate.......................   $2,387     $1,454     $2,939
State tax, net of federal benefit...................      249        152        280
Non-deductible expenses.............................      102        113        150
Other...............................................       36        (14)         1
                                                       ------     ------     ------
                                                       $2,774     $1,705     $3,370
                                                       ======     ======     ======

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

12. CAPITAL STOCK

    DESCRIPTION OF CAPITAL STOCK--At September 30, 1999, the Company had two authorized classes of stock: Common Stock with a par value of $0.01 per share and Preferred Stock with a par value of $0.01 per share.

    The Company has adopted Statement of Financial Accounting Standards
No. 128, EARNINGS PER SHARE (SFAS 128). Under this statement, both "basic" earnings per share and "diluted" earnings per share are presented on the face of the income statement. As required under SFAS 128, both basic earnings per share and diluted earnings per share for all applicable periods presented have been calculated giving retroactive effect to the Company's stock reclassification and stock split, which occurred in conjunction with the Offering (Note 2). The following table provides a reconciliation of both net income and the number of common shares used in the computations of basic earnings per share, which utilizes the weighted average number of common shares outstanding without regard to potential common shares, and diluted earnings per share, which includes all such shares:

                                                     YEAR ENDED SEPTEMBER 30,
                                               ------------------------------------
                                                  1997         1998         1999
                                               ----------   ----------   ----------
Net income (Numerator):
  Net income before extraordinary loss.......  $    4,248   $    5,699   $    5,273
  Extraordinary loss on early extinguishment
    of debt, net of tax......................          --       (3,129)          --
                                               ----------   ----------   ----------
  Net income.................................  $    4,248   $    2,570   $    5,273
                                               ==========   ==========   ==========
Weighted average common shares (Denominator):
  Basic weighted average common shares.......   9,308,583   10,806,178   11,729,587
  Add: Dilutive effect of stock options and
    warrants.................................   1,194,166    1,096,170      764,592
                                               ----------   ----------   ----------
  Diluted weighted average common shares.....  10,502,749   11,902,348   12,494,179
                                               ==========   ==========   ==========
Net income before extraordinary loss per
  common share:
  Basic......................................  $     0.46   $     0.53   $     0.45
  Diluted....................................  $     0.40   $     0.48   $     0.42
Extraordinary loss per common share:
  Basic......................................          --   $    (0.29)  $       --
  Diluted....................................          --   $    (0.26)  $       --
Net income per common share:
  Basic......................................  $     0.46   $     0.24   $     0.45
  Diluted....................................  $     0.40   $     0.22   $     0.42

    STOCK WARRANTS--As part of the Solaray, Inc. acquisition, the Company issued detachable stock warrants that entitle the holder to purchase 993,393 shares of Common Stock at an exercise price of $0.01 per share, of which 302,947 warrants were exercised in connection with the Offering. The aggregate estimated fair market value of these warrants on the date of issuance was $292. These warrants expire October 28, 2003. As part of the Premier One Products, Inc. and Makers of KAL, Inc. and Makers of KAL, B.V. acquisitions, the Company issued warrants to purchase 163,976 shares of

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

12. CAPITAL STOCK (CONTINUED)

Common Stock at exercise prices ranging from $4.86 to $4.91 per share, which were considered to be the estimated fair market values per share of the Common Stock at the respective dates of issuance. These warrants expire in January 2005.

    STOCK OPTIONS--During November 1994, the Company issued 301,164 options to certain key executives at an exercise price of $3.45, which was considered to be the estimated fair market value of the Company's stock at the date of grant. These grants vest over a period of up to five years and expire no later than the 10(th) anniversary of the date of grant. As of September 30, 1999, 301,164 options were exercisable.

    STOCK OPTION PLANS--During the year ended September 30, 1995, the Company's Board of Directors adopted the 1995 Stock Option Plan (the "1995 Option Plan"). The 1995 Option Plan provides for granting options to executives and key employees of the Company and its subsidiaries to purchase Common Stock. In aggregate, 225,873 shares have been reserved for issuance under the 1995 Option Plan.

    During the year ended September 30, 1998, the Company's Board of Directors adopted the 1998 Stock Incentive Plan (the "1998 Stock Plan"). The 1998 Stock Plan provides for granting options to executives and key employees of the Company and its subsidiaries to purchase Common Stock. In aggregate, 1,050,000 shares of Common Stock have been reserved for issuance under the 1998 Stock Plan.

    During the year ended September 30, 1998, the Company's Board of Directors adopted the 1998 Non-Employee Director Stock Option Plan (the "Director Option Plan"). The Director Option Plan provides for granting options to non-employee Directors of the Company to purchase Common Stock. In aggregrate, 150,000 shares of Common Stock have been reserved for issuance under the Director Option Plan.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

12. CAPITAL STOCK (CONTINUED)

    The following grants have been made under the 1995 Option Plan, the 1998 Stock Plan and the Director Option Plan:

                                            NUMBER OF   AVERAGE PRICE    AGGREGATE
                                             OPTIONS      PER SHARE     OPTION PRICE
                                            ---------   -------------   ------------
Outstanding at October 1, 1996............   175,240         $ 5           $  861
Granted...................................    26,352           9              228
Exercised.................................        --          --               --
Canceled..................................   (33,316)          5             (164)
                                             -------         ---           ------
Outstanding at September 30, 1997.........   168,276           5              925
                                             -------         ---           ------
Granted...................................   314,074          16            5,105
Exercised.................................        --          --               --
Canceled..................................   (20,580)         16             (336)
                                             -------         ---           ------
Outstanding at September 30, 1998.........   461,770          12            5,694
                                             -------         ---           ------
Granted...................................   161,550           5              770
Exercised.................................        --          --               --
Canceled..................................   (49,660)         12             (611)
                                             -------         ---           ------
Outstanding at September 30, 1999.........   573,660         $10           $5,853
                                             =======         ===           ======

    Options granted prior to the Offering were issued at exercise prices that represented management's estimates of the fair market value per share of Common Stock at the respective grant dates. Options granted since the Offering were issued at exercise prices that represented the fair market value per share of Common Stock at the respective grant dates. The 1995 Option Plan grants vest over a period of four years and expire on the tenth anniversary of the date of grant. The 1998 Stock Inventive Plan grants vest over a period of two to four years and expire no later than the tenth anniversary of the date of grant. The Director Option Plan grants vest over a period of approximately three years and expire on no later than the tenth anniversary of the date of grant.

    The following table sets forth data related to exercise prices and lives for option grants made under the 1995 Option Plan, the 1998 Stock Plan and the Director Option Plan:

                                                                 SEPTEMBER 30, 1999
                                            -------------------------------------------------------------
                                                 OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                            -----------------------------   -----------------------------
                                                       WEIGHTED - AVERAGE              WEIGHTED - AVERAGE
RANGE OF EXERCISE PRICES                     SHARES      EXERCISE PRICE      SHARES      EXERCISE PRICE
------------------------                    --------   ------------------   --------   ------------------
$4.00 - $7.00.............................  293,144          $ 4.83         149,362          $ 4.92
(Avg. life: 7.5 years)

$8.63 - $13.38............................   73,330          $11.03          36,306          $10.80
(Avg. life: 6.6 years)

$17.50 - $17.50...........................  207,186          $17.50          90,154          $17.50
(Avg. life: 8.0 years)

    The weighted average fair value per share of options granted was $10.13 and $3.45 for the years ended September 30, 1998 and 1999, respectively. The Company's pro forma net income for the years

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

12. CAPITAL STOCK (CONTINUED)

ended September 30, 1997, 1998 and 1999 would have been $4,239, $2,321 and $4,874, respectively, if compensation cost had been measured under the fair value method of SFAS 123. The Company's pro forma basic net income per common share for fiscal years ended September 30, 1997, 1998 and 1999 would have been $0.46, $0.21, and $0.42, respectively. The Company's pro forma diluted net income per common share for the fiscal years ended September 30, 1997, 1998 and 1999 would have been $0.40, $0.20 and $0.39, respectively.

    The fair value of these options was estimated as of the date of grant using a Black-Scholes option pricing model with the following assumptions for the years ended September 30, 1997, 1998 and 1999, respectively: risk free interest rate of 6.15%, 5.52% and 4.98%; expected life of 5 years, 5 years and 5 years; expected volatility of 1%, 70% and 90%; and expected dividend yield of 0%, 0% and 0%. Because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing valuation models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The initial impact on pro forma net income may not be representative of pro forma compensation expense in future years, depending upon the amount of stock options awarded in the future and their related vesting periods.

    STOCK PURCHASE PLAN--During the year ended September 30, 1998, the Company's Board of Directors adopted the Employee Stock Discount Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan is intended to give employees desiring to do so a convenient means of purchasing shares of Common Stock through payroll and lump-sum deductions. In aggregrate, 750,000 shares of Common Stock have been reserved for issuance under the Stock Purchase Plan.

    TREASURY STOCK REPURCHASE PROGRAM--During the year ended September 30, 1998, the Company's Board of Directors approved a treasury stock repurchase program to repurchase up to 400,000 shares of Common Stock of the Company. As of September 30, 1998, the Company had repurchased 41,800 shares under this plan at an aggregate price of $301. During fiscal 1999, the Company repurchased an additional 57,500 shares at an aggregate price of $391. On April 1, 1999, all 99,300 shares of treasury stock previously repurchased by the Company were reissued in connection with the Fiscal 1999 Acquisitions.

13. OPERATING SEGMENTS

    In 1999, the Company adopted Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which requires the Company to report information about its operating segments.

    The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting. Accordingly, the Company has two reportable segments: branded products and bulk materials. The Company manufactures and markets quality branded products sold to health food stores in the United States and to distributors worldwide. In addition to branded products, the Company manufactures bulk materials for its own use and for sale to other manufacturers and marketers in the nutritional supplement industry.

    The accounting policies for these segments are the same as those described in the summary of significant accounting policies (Note 2). The Company evaluates the financial performance of its

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

13. OPERATING SEGMENTS (CONTINUED)

segments based on sales growth and gross profit. Other performance measures beyond gross profit, as well as balance sheet components, are not tracked to individual segments.

    Segment information for the years ended September 30, 1999, 1998 and 1997 was as follows:

                                                  BRANDED      BULK
1999                                              PRODUCTS   MATERIALS    TOTAL
----                                              --------   ---------   --------
Net sales.......................................  $93,052     $13,757    $106,809
Gross profit....................................   44,870       4,678      49,548

1998
----
Net sales.......................................  $88,399     $16,289    $104,688
Gross profit....................................   41,388       5,550      46,938

1997
----
Net sales.......................................  $77,450     $20,646    $ 98,096
Gross profit....................................   38,989       6,830      45,819

    For the years ended September 30, 1999 and 1998, gross profit has been reduced by $92 and $381, respectively, for amortization of inventory write-up (Note 5).

14. EMPLOYEE BENEFIT PLANS

    401(k) PLAN--The Company has a 401(k) defined contribution profit sharing plan that covers substantially all employees. Under the plan, employees can contribute up to 15% of their compensation. The Company makes matching and discretionary contributions to the plan which approximate 4% of all plan participants' salaries and wages. The amounts contributed to the plan by the Company during the years ended September 30, 1997, 1998 and 1999 were $317, $384 and $465, respectively.

    SELF-FUNDED HEALTH INSURANCE PLAN--The Company has a self-insured health care program for its employees and their dependents. Under the program, the Company pays claims up to $35 per year for each individual, while claims exceeding $35 per individual, or $1,212 in the aggregate as of September 30, 1999, are covered by a third party stop-loss insurance policy. Total health insurance expense incurred by the Company, which includes claims, third party insurance premiums and other related costs, for the years ended September 30, 1997, 1998 and 1999 was $770, $898 and $1,232, respectively. At September 30,
1999, the Company had accrued $148 for claims incurred but not reported and claims reported but not paid.

15. RELATED PARTY TRANSACTIONS

    On January 31, 1995, the Company entered into a five year management agreement (the "Agreement") with certain stockholders of the Company. The Agreement required the Company to pay a monthly management fee of $25 plus out-of-pocket expenses payable on a quarterly basis in arrears commencing
March 31, 1995. The Agreement was terminated in conjunction with the Offering. A fee of $1,012 was incurred related to the termination of the Agreement and other services performed in

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

15. RELATED PARTY TRANSACTIONS (CONTINUED)

connection with the Offering. For the years ended September 30, 1997 and 1998, the Company incurred $360 and $1,185, respectively, in fees and out-of-pocket expenses for these certain stockholders.

    During fiscal 1994, the Company loaned $112 to certain stockholders for the purchase of the Company's stock. The loans accrued interest at 6% per annum and were payable in four annual installments commencing October 28, 1994 and ending October 28, 1997. The amount outstanding under these loans at September 30, 1997 was $55 and was repaid in full during fiscal 1998.

16. SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

    As part of the Fiscal 1998 Acquisitions, the Company forgave $224 in certain liabilities of a seller and incurred a net payable of $24 to a seller.

17. COMMITMENTS AND CONTINGENCIES

    The formulation, manufacturing, processing, packaging, labeling, advertising, distribution and sale of dietary supplements (consisting of vitamins, amino acids, minerals, herbs, other botanicals and other dietary ingredients) such as those sold by the Company are subject to regulation by one or more federal agencies, principally the Food and Drug Administration (the "FDA") and the Federal Trade Commission and, to a lesser extent, the Consumer Product Safety Commission and the United States Department of Agriculture. These activities are also regulated by various governmental agencies for the states and localities in which the Company's products are sold, as well as by governmental agencies in certain foreign countries in which the Company's products are sold.

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

    The Company is not currently a named defendant in any product liability lawsuit. However, the Company is involved in various legal matters arising in the normal course of business, including, but not limited to, an investigation by the FDA regarding a January 20, 1998 Proposition 65 notice received by Monarch Nutritional Laboratories, Inc. The Company has received grand jury subpoenas for documents with respect to the investigation; the Company continues to cooperate with the FDA and the United States Attorney's Office in the investigation of these matters. In the opinion of management, the Company's liability, if any, arising from legal proceedings related to these matters is not expected to have a material adverse impact on the Company's financial position.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                           BALANCE AT    CHARGED TO   CHARGED TO                BALANCE AT
                                          BEGINNING OF   COSTS AND      OTHER                     END OF
DESCRIPTION                                  PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
-----------                               ------------   ----------   ----------   ----------   ----------
                                                               (DOLLARS IN THOUSANDS)
SEPTEMBER 30, 1999
Deducted from related asset account:
  Allowance for sales returns...........     $  603        $  371        $ 40         $394        $  620
  Allowance for doubtful accounts.......     $  421        $  181        $ 35         $104        $  533
  Provision for inventory...............     $1,121        $1,293        $ 40         $599        $1,855

SEPTEMBER 30, 1998
Deducted from related asset account:
  Allowance for sales returns...........     $  420        $  313        $165         $295        $  603
  Allowance for doubtful accounts.......     $  390        $  223        $ 15         $207        $  421
  Provision for inventory...............     $1,167        $  410        $164         $620        $1,121

SEPTEMBER 30, 1997
Deducted from related asset account:
  Allowance for sales returns...........     $  456        $  207        $ --         $243        $  420
  Allowance for doubtful accounts.......     $  355        $   35        $ --         $ --        $  390
  Provision for inventory...............     $  675        $  492        $ --         $ --        $1,167