Form 10-Q
period 1999-12-31
NUTRACEUTICAL INTERNATIONAL CORP
filed 2000-01-19
CIK 1050007

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                                ---------------

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                For the quarterly period ended December 31, 1999

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

                               YES _X_    NO ___

    At January 19, 2000 the registrant had 11,805,268 shares of common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    NUTRACEUTICAL INTERNATIONAL CORPORATION
                                     INDEX

DESCRIPTION                                                                      PAGE NO.
-----------                                                                      --------
Part I.   Financial Information

          Item 1.  Financial Statements........................................      3

                   Condensed Consolidated Balance Sheets--
                     September 30, 1999 and December 31, 1999..................      3

                   Condensed Consolidated Statements of Operations--
                     Three Months Ended December 31, 1998 and 1999.............      4

                   Condensed Consolidated Statements of Cash Flows--
                     Three Months Ended December 31, 1998 and 1999.............      5

                   Notes to Condensed Consolidated Financial Statements........      6

          Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.................................      9

Part II.  Other Information

          Item 1.  Legal Proceedings...........................................     14

          Item 6.  Exhibits and Reports on Form 8-K............................     14

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                 1999(1)          1999
                                                              -------------   ------------
Current assets:
  Cash......................................................    $    869        $  1,489
  Accounts receivable, net..................................       9,010           9,477
  Inventories, net..........................................      26,863          25,872
  Prepaid expenses and other current assets.................       1,397           1,008
  Deferred income taxes.....................................       1,231           1,231
                                                                --------        --------
    Total current assets....................................      39,370          39,077
Property, plant and equipment, net..........................      14,752          14,531
Goodwill, net...............................................      53,422          53,000
Other non-current assets, net...............................       1,100           1,036
                                                                --------        --------
                                                                $108,644        $107,644
                                                                ========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligations..............    $     57        $     59
  Accounts payable..........................................       6,879           7,030
  Accrued expenses..........................................       3,185           3,085
                                                                --------        --------
    Total current liabilities...............................      10,121          10,174
Long-term debt..............................................      38,750          36,000
Capital lease obligations...................................          23               7
Deferred income taxes, net..................................       2,460           2,535
                                                                --------        --------
    Total liabilities.......................................      51,354          48,716
                                                                --------        --------
Stockholders' equity:
  Common stock..............................................         118             118
  Additional paid-in capital................................      42,637          42,659
  Retained earnings.........................................      14,504          16,112
  Cumulative translation adjustment.........................          31              39
                                                                --------        --------
    Total stockholders' equity..............................      57,290          58,928
                                                                --------        --------
                                                                $108,644        $107,644
                                                                ========        ========

------------------------

(1) The condensed consolidated balance sheet as of September 30, 1999 has been prepared using information from the audited financial statements at that date.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 THREE MONTHS ENDED
                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1998          1999
                                                              -----------   -----------
Net sales...................................................  $    27,213   $    27,650
Cost of sales...............................................       15,024        14,518
                                                              -----------   -----------
  Gross profit..............................................       12,189        13,132
                                                              -----------   -----------
Operating expenses:
  Selling, general and administrative.......................        8,213         9,400
  Amortization of intangibles...............................          437           441
                                                              -----------   -----------
                                                                    8,650         9,841
                                                              -----------   -----------
Income from operations......................................        3,539         3,291
Interest expense, net.......................................          591           655
                                                              -----------   -----------
Income before provision for income taxes....................        2,948         2,636
Provision for income taxes..................................        1,135         1,028
                                                              -----------   -----------
Net income..................................................  $     1,813   $     1,608
                                                              ===========   ===========
Net income per common share:
  Basic.....................................................  $      0.16   $      0.14
  Diluted...................................................  $      0.15   $      0.13
Weighted average common shares outstanding:
  Basic.....................................................   11,672,439    11,792,482
  Diluted...................................................   12,498,733    12,511,896

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                    THREE MONTHS ENDED
                                                                       DECEMBER 31,
                                                                  ----------------------
                                                                    1998          1999
                                                                  --------      --------
Cash flows from operating activities:
Net income..................................................      $ 1,813       $ 1,608
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................        1,369         1,509
  Amortization of debt issuance costs.......................           54            54
  Loss on disposal of property and equipment................           --             8
  Changes in assets and liabilities:
    Accounts receivable.....................................       (1,567)         (467)
    Inventories.............................................       (3,957)          991
    Prepaid expenses and other current assets...............         (105)          389
    Deferred income taxes...................................          208            75
    Other non-current assets................................           (5)           (8)
    Accounts payable........................................        1,443           151
    Accrued expenses........................................         (100)          (98)
                                                                  -------       -------
      Net cash provided by (used in) operating activities...         (847)        4,212
                                                                  -------       -------

Cash flows from investing activities:
Purchases of property and equipment.........................       (1,033)         (856)
                                                                  -------       -------
      Net cash used in investing activities.................       (1,033)         (856)
                                                                  -------       -------

Cash flows from financing activities:
Proceeds from long-term debt................................        1,000            --
Payments on long-term debt..................................         (500)       (2,750)
Payments on capital lease obligations.......................          (13)          (14)
Proceeds from issuance of common stock......................           31            22
Purchase of treasury stock..................................         (391)           --
                                                                  -------       -------
      Net cash provided by (used in) financing activities...          127        (2,742)
                                                                  -------       -------

Effect of exchange rate changes on cash.....................           (1)            6
                                                                  -------       -------

Net increase (decrease) in cash.............................       (1,754)          620
Cash at beginning of period.................................        1,967           869
                                                                  -------       -------
Cash at end of period.......................................      $   213       $ 1,489
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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) to present fairly the financial position of Nutraceutical International Corporation (the "Company") and its subsidiaries as of December 31, 1999, the results of its operations for the three months ended December 31, 1998 and 1999 and its cash flows for the three months ended December 31, 1998 and 1999, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results for the three months ended December 31, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Accordingly, these financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 30, 1999, which was filed with the Securities and Exchange Commission on December 29, 1999.

2. INVENTORIES, NET

    Inventories, net of reserves for obsolete and slow moving inventory, are comprised of the following:

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          1999            1999
                                                      -------------   ------------
Raw materials.......................................     $ 7,491         $ 7,725
Work-in-process.....................................       7,151           5,790
Finished goods......................................      12,221          12,357
                                                         -------         -------
                                                         $26,863         $25,872
                                                         =======         =======

3. CAPITAL STOCK

    The Company has adopted Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. Under this statement, both "basic" earnings per share and "diluted" earnings per share are presented on the face of the income statement. The following table provides a reconciliation of both net income and the number of common shares used in the computations of basic earnings per share,

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                                  (UNAUDITED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

3. CAPITAL STOCK (CONTINUED)

which utilizes the weighted average number of common shares outstanding without regard to potential common shares, and diluted earnings per share, which includes all such shares:

                                                        THREE MONTHS ENDED
                                                           DECEMBER 31,
                                                     -------------------------
                                                        1998          1999
                                                     -----------   -----------
Net income (Numerator):............................  $     1,813   $     1,608

Weighted average common shares (Denominator):
  Basic weighted average common shares.............   11,672,439    11,792,482
  Dilutive effect of stock options and warrants....      826,294       719,414
                                                     -----------   -----------
  Diluted weighted average common shares...........   12,498,733    12,511,896
                                                     ===========   ===========
Net income per common share:
  Basic............................................  $      0.16   $      0.14
  Diluted..........................................  $      0.15   $      0.13

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

4. OPERATING SEGMENTS

    For the fiscal year ended September 30, 1999, the Company adopted Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which requires the Company to report information about its operating segments.

    The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting. Accordingly, the Company has two reportable segments: branded products and bulk materials. The Company manufactures and markets quality branded products sold to health food stores in the United States and to distributors worldwide. In addition to branded products, the Company manufactures bulk materials for its own use and for sale to other manufactures and marketers in the nutritional supplement industry.

    The accounting policies for these segments are consistent with those of the Company. The Company evaluates the financial performance of its segments based on sales growth and gross profit. Other performance measures beyond gross profit, as well as balance sheet components, are not tracked to individual segments.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                                  (UNAUDITED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

4. OPERATING SEGMENTS (CONTINUED)

    Segment information for the three months ended December 31, 1999 and 1998 was as follows:

                                                   BRANDED      BULK
                                                   PRODUCTS   MATERIALS    TOTAL
                                                   --------   ---------   --------
THREE MONTHS ENDED DECEMBER 31, 1999
Net sales........................................  $24,943     $2,707     $27,650
Gross profit.....................................   11,963      1,169      13,132

THREE MONTHS ENDED DECEMBER 31, 1998
Net sales........................................  $22,326     $4,887     $27,213
Gross profit.....................................   10,591      1,598      12,189

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The following discussion and analysis should be read in conjunction with the response to Part I, Item 1 of this report.

    The Company was formed in 1993 by key members of the current management team and Bain Capital, Inc. to effect a consolidation strategy in the fragmented vitamin, mineral, herbal and other nutritional supplements industry (the "VMS Industry"). The Company purchased Solaray, Inc. in October 1993 with a view toward using it as a platform for future acquisitions of businesses in the VMS Industry. In fiscal 1995, the Company completed three significant acquisitions:
Premier One Products, Inc. in October 1994, Makers of KAL, Inc. in January 1995 and Monarch Nutritional Laboratories, Inc. in September 1995. In fiscal 1998, the Company completed two acquisitions: Action Labs, Inc. in July 1998 and Nutraforce (Canada) International, Inc. in August 1998. In fiscal 1999, the Company completed two additional acquisitions: Woodland Publishing, Inc. and Summit Graphics, Inc. in April 1999 (the "Fiscal 1999 Acquisitions").

RESULTS OF OPERATIONS

    The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

                                                              THREE MONTHS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
Net sales...................................................   100.0%     100.0%
Cost of sales...............................................    55.2%      52.5%
                                                               ------     ------
Gross profit................................................    44.8%      47.5%
Selling, general and administrative.........................    30.2%      34.0%
Amortization of intangibles.................................     1.6%       1.6%
                                                               ------     ------
Income from operations......................................    13.0%      11.9%
Interest expense, net.......................................     2.2%       2.4%
                                                               ------     ------
Income before provision for income taxes....................    10.8%       9.5%
Provision for income taxes..................................     4.1%       3.7%
                                                               ------     ------
Net income..................................................     6.7%       5.8%
                                                               ======     ======
Adjusted EBITDA(1) .........................................    18.0%      17.4%
                                                               ======     ======

------------------------

(1) See "--Adjusted EBITDA."

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1999 TO THE THREE MONTHS ENDED
  DECEMBER 31, 1998

    NET SALES. Net sales increased by $0.4 million, or 1.6%, to $27.6 million for the three months ended December 31, 1999 ("first quarter of fiscal 2000") from $27.2 million for the three months ended December 31, 1998 ("first quarter of fiscal 1999"). Net sales of branded products increased by $2.6 million, or 11.7%, to $24.9 million for the first quarter of fiscal 2000 from $22.3 million for the first quarter of fiscal 1999. This increase in net sales of branded products was primarily the result of increased sales volume. The Company believes that the increased volume was primarily attributable to industry growth, the success of new product introductions and, to a lesser extent, the Fiscal 1999 Acquisitions. Net sales of bulk materials decreased by $2.2 million, or 44.6%, to $2.7 million for the first quarter of fiscal 2000 from $4.9 million for the first quarter of fiscal 1999. This decrease in net sales of bulk materials was primarily attributable to reduced sales of certain commodity-based materials to key customers.

    GROSS PROFIT. Gross profit increased by $0.9 million, or 7.7%, to $13.1 million for the first quarter of fiscal 2000 from $12.2 million for the first quarter of fiscal 1999. This increase in gross profit was primarily attributable to an increase in sales volume. As a percentage of net sales, gross profit increased to 47.5% for the first quarter of fiscal 2000 from 44.8% for the first quarter of fiscal 1999. This increase in gross profit as a percentage of net sales was primarily attributable to improvements in direct material pricing and, to a lesser extent, a shift in sales mix to a higher proportion of branded product sales, which have higher gross profit margins, relative to bulk material sales, which have lower gross profit margins. During the first quarter of fiscal 2000, direct material pricing improved due to new material sources, increased supplier competition and reduced packaging costs, which were higher during the first quarter of fiscal 1999 due to bottle and label conversions associated with the Company's efforts to enhance quality and to comply with new labeling laws mandated by the FDA.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $1.2 million, or 14.5%, to $9.4 million for the first quarter of fiscal 2000 from $8.2 million for the first quarter of fiscal 1999. As a percentage of net sales, selling, general and administrative expenses increased to 34.0% for the first quarter of fiscal 2000 from 30.2% for the first quarter of fiscal 1999. This increase in selling, general and administrative expenses as a percentage of net sales was primarily attributable to the Company's investment in the addition of key management personnel, facility consolidation, sales force expansion, new business development and information systems, including increased depreciation associated with prior year capital expenditures.

    AMORTIZATION OF INTANGIBLES. Amortization of intangibles was $0.4 million for the first quarter of fiscal 2000 and $0.4 million for the first quarter of fiscal 1999. As a percentage of net sales, amortization of intangibles remained flat at 1.6% for both the first quarter of fiscal 2000 and the first quarter of fiscal 1999.

    INTEREST EXPENSE, NET. Net interest expense was $0.7 million for the first quarter of fiscal 2000 compared to $0.6 million for the first quarter of fiscal 1999. As a percentage of net sales, net interest expense was 2.4% for the first quarter of fiscal 2000 compared to 2.2% for the first quarter of fiscal 1999.

    PROVISION FOR INCOME TAXES. The Company's effective tax rate increased to 39.0% for the first quarter of fiscal 2000 from 38.5% for the first quarter of fiscal 1999. In each fiscal quarter, the effective tax rate is higher than statutory rates primarily due to the non-deductibility for tax purposes of goodwill amortization arising from the Solaray, Inc. acquisition and, to a lesser extent, the Woodland Publishing, Inc. acquisition. The impact of goodwill arising from the Solaray, Inc. and Woodland Publishing, Inc. acquisitions on the effective tax rate for the first quarter of fiscal 2000 increased compared to the first quarter of fiscal 1999 as a result of the Company's mid-year acquisition of Woodland Publishing, Inc. and the Company's lower income before provision for taxes.

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

                                                                THREE MONTHS ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                                1998           1999
                                                              --------       --------
Net income before extraordinary loss........................   $1,813         $1,608
Provision for income taxes..................................    1,135          1,028
Interest expense, net(1) ...................................      591            655
Depreciation and amortization...............................    1,369          1,509
                                                               ------         ------
Adjusted EBITDA.............................................   $4,908         $4,800
                                                               ======         ======

------------------------

(1) Includes amortization of capitalized debt issuance costs.

    The Company's Adjusted EBITDA decreased $0.1 million to $4.8 million for the first quarter of fiscal 2000 from $4.9 million for the first quarter of fiscal 1999. Adjusted EBITDA as a percentage of net sales decreased to 17.4% for the first quarter of fiscal 2000 from 18.0% for the first quarter of fiscal 1999. Increased selling, general and administrative expenses attributable to the Company's investment in the addition of key management personnel, facility consolidation, sales force expansion, new business development and information systems contributed to this decrease in Adjusted EBITDA as a percentage of net sales.

SEASONALITY

    The Company believes that its business is characterized by minor seasonality. Furthermore, sales to some customers can vary substantially from one quarter to the next based on such factors as industry trends, timing of promotional discounts, international economic conditions and acquisition-related activities. Historically, the Company has recorded higher sales volume during the second fiscal quarter due to increased interest in health-related products among consumers following the holiday season. The Company does not believe that the impact of seasonality on its results of operations is material. In addition, the Company's sales of bulk materials are characterized by periodic shipments to certain customers and can vary significantly from quarter to quarter.

YEAR 2000 ISSUE

    Many existing computer programs use only two digits to identify years. These programs were designed without consideration for the effect of the recent change in century. Essentially all the Company's information technology-based systems, as well as many non-information technology-based systems, may be affected by the year 2000 issue.

    As of January 19, 2000, the Company is not aware of any material year 2000 problems in any of its critical and non-critical systems potentially affected by the year 2000 issue. In addition, the Company has not received any notification from any supplier of critical systems of any material year 2000 related problems in their businesses. In the event that any year 2000 related problems arise in the future, the Company formulated year 2000 remediation plans to address such issues. However, although the Company has year 2000 remediation plans, no assurance can be given that such plans will be able to solve all year 2000 problems that might still arise or that the failure to solve any such year 2000 problem will not have a material adverse effect on the Company.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had working capital of $28.9 million as of December 31, 1999 compared to $29.2 million as of September 30, 1999. This decrease in working capital was primarily the result of a decrease in inventory, due to the Company's efforts to reduce inventory levels, somewhat offset by increases in cash and accounts receivable and a decrease in prepaid expenses and other current assets.

    Net cash provided by (used in) operating activities for the three months ended December 31, 1999 was $4.2 million compared to ($0.8) million for the comparable period in fiscal 1999. The increase in net cash provided by operating activities for the three months ended December 31, 1999 was primarily attributable to reduced inventory purchases, compared to the prior year, associated with the Company's efforts to reduce inventory levels.

    Net cash used in investing activities was $0.9 million for the three months ended December 31, 1999 and $1.0 million for the comparable period in fiscal 1999. During these periods, the Company's investing activities consisted primarily of capital expenditures related to leasehold improvements for the Company's DDO facility, as well as capital expenditures for information systems and manufacturing equipment to improve overall operating efficiency.

    Net cash provided by (used in) financing activities was ($2.7) million for the three months ended December 31, 1999 compared to $0.1 million for the comparable period in fiscal 1999. Net cash used in financing activities increased primarily due to the repayment of borrowings under the Company's revolving credit facility.

    A key component of the Company's business strategy is to seek to make additional acquisitions, which will likely require the Company to utilize its current credit facility or obtain additional financing, which could include the incurrence of substantial additional indebtedness. The Company believes that borrowings under the Company's current credit facility, together with cash flows from operating activities, will be sufficient to make required payments under the current credit facility or any such replacement facility, and to make anticipated capital expenditures and fund working capital needs for the remaining months of fiscal 2000.

NEW ACCOUNTING STANDARDS

    The Financial Accounting Standards Board issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which became effective for fiscal years beginning after December 15, 1997 and established standards for the way companies report and display comprehensive income and its components in a full set of general purpose financial statements. The Company has adopted SFAS No. 130, but the impact of SFAS No. 130 on the Company's financial statements is immaterial for disclosure in the periods presented.

    The American Institute of Certified Public Accountants issued SOP 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE, which became effective for fiscal years beginning after December 15, 1998 and established standards for the way that public business enterprises account for the costs of internal use computer software. The Company has adopted SOP 98-1 in its financial statements for the three months ended December 31, 1999.

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

FORWARD-LOOKING STATEMENTS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. When used in this MD&A, the words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to the Company, are intended to identify forward-looking statements, which include statements relating to, among other things: (i) the ability of the Company to continue to successfully compete in the nutritional supplements market; (ii) the anticipated benefits from new product introductions; (iii) the continued effectiveness of the Company's sales and marketing strategy; and
(iv) the ability of the Company to continue to successfully develop and launch new products. Actual results could differ materially from those projected in the forward-looking statements as a result of the matters discussed herein and certain economic and business factors, some of which may be beyond the control of the Company.

PART II--OTHER INFORMATION

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

    The Company carries insurance coverage in the types and amounts that management considers reasonably adequate to cover the risks it faces in the industry in which it competes. There can be no assurance, however, that such insurance coverage will be adequate to cover all losses that the Company may incur in future periods or that coverage will be available for all of the types of claims the Company faces or may face.

    In the opinion of management, the Company's liability, if any, arising from regulatory and legal proceedings related to these matters, and others in which it is involved, is not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

21.1   Subsidiaries of the Company

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

                                                   NUTRACEUTICAL INTERNATIONAL CORPORATION
                                                                (Registrant)

Dated: January 19, 2000                  By:                 /s/ LESLIE M. BROWN, JR.
                                              -----------------------------------------------------
                                                               Leslie M. Brown, Jr.
                                                SENIOR VICE PRESIDENT, FINANCE AND CHIEF FINANCIAL
                                                                     OFFICER