Form 10-Q
period 2000-03-31
NUTRACEUTICAL INTERNATIONAL CORP
filed 2000-05-15
CIK 1050007

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                        Commission file number 000-23731

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     87-0515089
       (State of incorporation)                 (IRS Employer Identification No.)

1400 KEARNS BOULEVARD, 2ND FLOOR, PARK                        84060
              CITY, UTAH                                    (Zip code)
(Address of principal executive office)

                                 (435) 655-6106

              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    At May 15, 2000 the registrant had 11,715,099 shares of common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    NUTRACEUTICAL INTERNATIONAL CORPORATION
                                     INDEX

DESCRIPTION                                                                                      PAGE NO.
-----------                                                                                      --------
 Part I.                Financial Information

                        Item 1.    Financial Statements........................................      3

                                   Condensed Consolidated Balance Sheets--
                                   September 30, 1999 and March 31, 2000.......................      3

                                   Condensed Consolidated Statements of Operations--
                                   Three Months and Six Months Ended March 31, 1999 and 2000...      4

                                   Condensed Consolidated Statements of Cash Flows--
                                   Six Months Ended March 31, 1999 and 2000....................      5

                                   Notes to Condensed Consolidated Financial Statements........      6

                        Item 2.    Management's Discussion and Analysis of Financial Condition
                                   and Results of Operations...................................      8

 Part II.               Other Information

                        Item 1.    Legal Proceedings...........................................     14

                        Item 4.    Submission of Matters to a Vote of Security Holders.........     14

                        Item 6.    Exhibits and Reports on Form 8-K............................     14

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    NUTRACEUTICAL INTERNATIONAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                              SEPTEMBER 30,    MARCH 31,
                                                                 1999(1)          2000
                                                              --------------   ----------
                                         ASSETS
Current assets:
  Cash......................................................     $    869       $  1,387
  Accounts receivable, net..................................        9,010         10,686
  Inventories, net..........................................       26,863         26,539
  Prepaid expenses and other current assets.................        1,397            680
  Deferred income taxes.....................................        1,231          1,231
                                                                 --------       --------
    Total current assets....................................       39,370         40,523
Property, plant and equipment, net..........................       14,752         15,861
Goodwill, net...............................................       53,422         52,573
Other non-current assets, net...............................        1,100            885
                                                                 --------       --------
                                                                 $108,644       $109,842
                                                                 ========       ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligations..............     $     57       $     51
  Accounts payable..........................................        6,879          8,407
  Accrued expenses..........................................        3,185          2,595
                                                                 --------       --------
    Total current liabilities...............................       10,121         11,053
Long-term debt..............................................       38,750         35,500
Capital lease obligations...................................           23              1
Deferred income taxes, net..................................        2,460          2,610
                                                                 --------       --------
    Total liabilities.......................................       51,354         49,164
                                                                 --------       --------
Stockholders' equity:
  Common stock..............................................          118            118
  Additional paid-in capital................................       42,637         42,680
  Retained earnings.........................................       14,504         17,847
  Cumulative translation adjustment.........................           31             33
                                                                 --------       --------
    Total stockholders' equity..............................       57,290         60,678
                                                                 --------       --------
                                                                 $108,644       $109,842
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

                    NUTRACEUTICAL INTERNATIONAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             THREE MONTHS ENDED MARCH 31,      SIX MONTHS ENDED MARCH 31,
                                            -------------------------------   -----------------------------
                                                 1999             2000            1999            2000
                                            --------------   --------------   -------------   -------------
Net sales.................................   $    27,234      $    28,674      $    54,446     $    56,324
Cost of sales.............................        14,416           14,938           29,440          29,456
                                             -----------      -----------      -----------     -----------
  Gross profit............................        12,818           13,736           25,006          26,868
                                             -----------      -----------      -----------     -----------
Operating expenses
  Selling, general and administrative.....         8,902            9,754           17,114          19,154
  Amortization of intangibles.............           437              429              874             870
                                             -----------      -----------      -----------     -----------
                                                   9,339           10,183           17,988          20,024
                                             -----------      -----------      -----------     -----------
Income from operations....................         3,479            3,553            7,018           6,844
Interest expense, net.....................           649              709            1,240           1,364
                                             -----------      -----------      -----------     -----------
Income before provision for income
  taxes...................................         2,830            2,844            5,778           5,480
Provision for income taxes................         1,090            1,109            2,225           2,137
                                             -----------      -----------      -----------     -----------
Net income................................   $     1,740      $     1,735      $     3,553     $     3,343
                                             ===========      ===========      ===========     ===========
Net income per common share:
  Basic...................................   $      0.15      $      0.15      $      0.30     $      0.28
  Diluted.................................   $      0.14      $      0.14      $      0.29     $      0.27
Weighted average common shares
  outstanding:
  Basic...................................    11,674,994       11,803,655       11,673,703      11,798,080
  Diluted.................................    12,419,806       12,509,519       12,459,256      12,510,719

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $ 3,553    $ 3,343
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................    2,812      3,019
  Amortization of debt issuance costs.......................      108        108
  Loss on disposal of property and equipment................       34         30
  Changes in assets and liabilities:
    Accounts receivable.....................................   (1,217)    (1,676)
    Inventories.............................................   (2,170)       324
    Prepaid expenses and other current assets...............      429        717
    Deferred income taxes...................................      417        150
    Other non-current assets................................      (12)        86
    Accounts payable........................................   (1,696)     1,528
    Accrued expenses........................................   (1,259)      (593)
                                                              -------    -------
      Net cash provided by operating activities.............      999      7,036
                                                              -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of property and equipment..............................       38         --
Purchases of property and equipment.........................   (4,467)    (3,287)
                                                              -------    -------
      Net cash used in investing activities.................   (4,429)    (3,287)
                                                              -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt................................    3,500         --
Payments on long-term debt..................................     (500)    (3,250)
Payments on capital lease obligations.......................      (26)       (28)
Proceeds from issuance of common stock......................       60         43
Purchase of treasury stock..................................     (391)        --
                                                              -------    -------
      Net cash provided by (used in) financing activities...    2,643     (3,235)
                                                              -------    -------
Effect of exchange rate changes on cash.....................        3          4
                                                              -------    -------
Net increase (decrease) in cash.............................     (784)       518
Cash at beginning of period.................................    1,967        869
                                                              -------    -------
Cash at end of period.......................................  $ 1,183    $ 1,387
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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) to present fairly the financial position of Nutraceutical International Corporation (the "Company") and its subsidiaries as of March 31, 2000, the results of its operations for the three months and six months ended March 31, 1999 and 2000 and its cash flows for the six months ended March 31, 1999 and 2000, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results for the three months and six months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

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

2. INVENTORIES, NET

    Inventories, net of reserves for obsolete and slow moving inventory, are comprised of the following:

                                                        SEPTEMBER 30,    MARCH 31,
                                                             1999           2000
                                                        --------------   ----------
Raw materials.........................................      $ 7,491        $ 8,270
Work-in-process.......................................        7,151          5,200
Finished goods........................................       12,221         13,069
                                                            -------        -------
                                                            $26,863        $26,539
                                                            =======        =======

3. CAPITAL STOCK

    The Company has adopted Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. Under this statement, both "basic" earnings per share and "diluted" earnings per share are presented on the face of the income statement. The following table provides a reconciliation of both net income and the number of common shares used in the computations of basic earnings per share, which utilizes the

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                                  (UNAUDITED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

3. CAPITAL STOCK (CONTINUED)
weighted average number of common shares outstanding without regard to potential common shares, and diluted earnings per share, which includes all such shares:

                                             THREE MONTHS ENDED MARCH 31,      SIX MONTHS ENDED MARCH 31,
                                            -------------------------------   -----------------------------
                                                 1999             2000            1999            2000
                                            --------------   --------------   -------------   -------------
Net income (Numerator)....................   $     1,740      $     1,735      $     3,553     $     3,343
Weighted average common shares
(Denominator):
  Basic weighted average common shares....    11,674,994       11,803,655       11,673,703      11,798,080
  Dilutive effect of stock options and
    warrants..............................       744,812          705,864          785,553         712,639
                                             -----------      -----------      -----------     -----------
  Diluted weighted average common
    shares................................    12,419,806       12,509,519       12,459,256      12,510,719
                                             ===========      ===========      ===========     ===========
Net income per common share:
  Basic...................................   $      0.15      $      0.15      $      0.30     $      0.28
  Diluted.................................   $      0.14      $      0.14      $      0.29     $      0.27

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

    The accounting policies for these segments are consistent with those of the Company. The Company evaluates the financial performance of its segments based on sales growth. Other performance measures beyond net sales, as well as balance sheet components, are not tracked to individual segments.

    Segment information for the three months and six months ended March 31, 1999 and 2000 was as follows:

                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               MARCH 31,             MARCH 31,
                                                          -------------------   -------------------
                                                            1999       2000       1999       2000
                                                          --------   --------   --------   --------
Net Sales:
  Branded Products......................................  $23,948    $25,550    $46,274    $50,493
  Bulk Materials........................................    3,286      3,124      8,172      5,831
                                                          -------    -------    -------    -------
    Total...............................................   27,234     28,674     54,446     56,324
                                                          =======    =======    =======    =======

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

RESULTS OF OPERATIONS

    The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

                                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                MARCH 31,             MARCH 31,
                                                           -------------------   -------------------
                                                             1999       2000       1999       2000
                                                           --------   --------   --------   --------
Net sales................................................   100.0%     100.0%     100.0%     100.0%
Cost of sales............................................    52.9%      52.1%      54.1%      52.3%
                                                            ------     ------     ------     ------
Gross profit.............................................    47.1%      47.9%      45.9%      47.7%
Selling, general and administrative......................    32.7%      34.0%      31.4%      34.0%
Amortization of intangibles..............................     1.6%       1.5%       1.6%       1.5%
                                                            ------     ------     ------     ------
Income from operations...................................    12.8%      12.4%      12.9%      12.2%
Interest expense, net....................................     2.4%       2.5%       2.3%       2.5%
                                                            ------     ------     ------     ------
Income before provision for income taxes.................    10.4%       9.9%      10.6%       9.7%
Provision for income taxes...............................     4.0%       3.8%       4.1%       3.8%
                                                            ------     ------     ------     ------
Net income...............................................     6.4%       6.1%       6.5%       5.9%
                                                            ======     ======     ======     ======
EBITDA (1)...............................................    18.1%      17.7%      18.1%      17.5%
                                                            ======     ======     ======     ======

------------------------

(1) See "--EBITDA."

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 TO THE THREE MONTHS ENDED
  MARCH 31, 1999

    NET SALES. Net sales increased by $1.5 million, or 5.3%, to $28.7 million for the three months ended March 31, 2000 ("second quarter of fiscal 2000") from $27.2 million for the three months ended March 31, 1999 ("second quarter of fiscal 1999"). Net sales of branded products increased by $1.7 million, or 6.7%, to $25.6 million for the second quarter of fiscal 2000 from $23.9 million for the second quarter of fiscal 1999. This increase in net sales of branded products was primarily the result of increased sales volume. The Company believes that the increased volume was primarily attributable to industry growth, the success of new product introductions and, to a lesser extent, the Fiscal 1999 Acquisitions. Net sales of bulk materials decreased by $0.2 million, or 4.9%, to $3.1 million for the second quarter of fiscal 2000 from $3.3 million for the second quarter of fiscal 1999. This decrease in net sales of bulk materials was primarily attributable to reduced sales of certain commodity-based materials to key customers.

    GROSS PROFIT. Gross profit increased by $0.9 million, or 7.2%, to $13.7 million for the second quarter of fiscal 2000 from $12.8 million for the second quarter of fiscal 1999. This increase in gross profit was primarily attributable to an increase in sales volume. As a percentage of net sales, gross profit increased to 47.9% for the second quarter of fiscal 2000 from 47.1% for the second quarter of fiscal 1999. This increase in gross profit as a percentage of net sales was primarily attributable to improvements in direct material pricing and, to a lesser extent, a shift in sales mix to a higher proportion of branded product sales, which have higher gross profit margins, relative to bulk material sales, which have lower gross profit margins. During the second quarter of fiscal 2000, direct material pricing improved due to new material sources, increased supplier competition and reduced packaging costs, which were higher during the second quarter of fiscal 1999 due to bottle and label conversions associated with the Company's efforts to enhance quality and to comply with new labeling laws mandated by the FDA.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $0.9 million, or 9.6%, to $9.8 million for the second quarter of fiscal 2000 from $8.9 million for the second quarter of fiscal 1999. As a percentage of net sales, selling, general and administrative expenses increased to 34.0% for the second quarter of fiscal 2000 from 32.7% for the second quarter of fiscal 1999. This increase in selling, general and administrative expenses as a percentage of net sales was primarily attributable to the Company's investment in sales force expansion, facility consolidation and the addition of key management personnel.

    AMORTIZATION OF INTANGIBLES. Amortization of intangibles was $0.4 million for the second quarter of fiscal 2000 and $0.4 million for the second quarter of fiscal 1999. As a percentage of net sales, amortization of intangibles was 1.5% for the second quarter of fiscal 2000 compared to 1.6% for the second quarter of fiscal 1999.

    INTEREST EXPENSE, NET. Net interest expense was $0.7 million for the second quarter of fiscal 2000 compared to $0.6 million for the second quarter of fiscal 1999. As a percentage of net sales, net interest expense was 2.5% for the second quarter of fiscal 2000 compared to 2.4% for the second quarter of fiscal 1999.

    PROVISION FOR INCOME TAXES. The Company's effective tax rate increased to 39.0% for the second quarter of fiscal 2000 from 38.5% for the second quarter of fiscal 1999. In each fiscal quarter, the effective tax rate is higher than statutory rates primarily due to the non-deductibility for tax purposes of goodwill amortization arising from the Solaray, Inc. acquisition and, to a lesser extent, the Woodland Publishing, Inc. acquisition. The impact of goodwill arising from the Solaray, Inc. and Woodland Publishing, Inc. acquisitions on the effective tax rate for the second quarter of fiscal 2000 increased compared to the second quarter of fiscal 1999 as a result of the Company's mid-year acquisition of Woodland Publishing, Inc. and the Company's lower year-to-date income before provision for taxes.

COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 2000 TO THE SIX MONTHS ENDED MARCH
  31, 1999

    NET SALES. Net sales increased by $1.9 million, or 3.4%, to $56.3 million for the six months ended March 31, 2000 from $54.4 million for the six months ended March 31, 1999. Net sales of branded products increased by $4.2 million, or 9.1%, to $50.5 million for the six months ended March 31, 2000 from $46.3 million for the six months ended March 31, 1999. This increase in net sales of branded products was primarily the result of increased sales volume. The Company believes that the increased volume was primarily attributable to industry growth, the success of new product introductions and, to a lesser extent, the Fiscal 1999 Acquisitions. Net sales of bulk materials decreased by $2.3 million, or 28.6%, to $5.8 million for the six months ended March 31, 2000 from $8.1 million for the six months ended March 31, 1999. This decrease in net sales of bulk materials was primarily attributable to reduced sales of certain commodity-based materials to key customers.

    GROSS PROFIT. Gross profit increased by $1.9 million, or 7.4%, to $26.9 million for the six months ended March 31, 2000 from $25.0 million for the six months ended March 31, 1999. This increase in gross profit was primarily attributable to an increase in sales volume. As a percentage of net sales, gross profit increased to 47.7% for the six months ended March 31, 2000 from 45.9% for the six months ended March 31, 1999. This increase in gross profit as a percentage of net sales was primarily attributable to improvements in direct material pricing and, to a lesser extent, a shift in sales mix to a higher proportion of branded product sales, which have higher gross profit margins, relative to bulk material sales, which have lower gross profit margins. During the six months ended March 31, 2000, direct material pricing improved due to new material sources, increased supplier competition and reduced packaging costs, which were higher during the six months ended March 31, 1999 due to bottle and label conversions associated with the Company's efforts to enhance quality and to comply with new labeling laws mandated by the FDA.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $2.1 million, or 11.9%, to $19.2 million for the six months ended March 31, 2000 from $17.1 million for the six months ended March 31, 1999. As a percentage of net sales, selling, general and administrative expenses increased to 34.0% for the six months ended March 31, 2000 from 31.4% for the six months ended March 31, 1999. This increase in selling, general and administrative expenses as a percentage of net sales was primarily attributable to the Company's investment in sales force expansion, facility consolidation and the addition of key management personnel.

    AMORTIZATION OF INTANGIBLES. Amortization of intangibles was $0.9 million for the six months ended March 31, 2000 and $0.9 million for the six months ended March 31, 1999. As a percentage of net sales, amortization of intangibles was 1.5% for the six months ended March 31, 2000 compared 1.6% for the six months ended March 31, 1999.

    INTEREST EXPENSE, NET. Net interest expense was $1.4 million for the six months ended March 31, 2000 compared to $1.2 million for the six months ended March 31, 1999. As a percentage of net sales, net interest expense was 2.5% for the six months ended March 31, 2000 compared to 2.3% for the six months ended March 31, 1999. This increase in net interest expense was primarily attributable to increased interest rates.

    PROVISION FOR INCOME TAXES. The Company's effective tax rate increased to 39.0% for the six months ended March 31, 2000 from 38.5% for the six months ended March 31, 1999. In each fiscal quarter, the effective tax rate is higher than statutory rates primarily due to the non-deductibility for tax purposes of goodwill amortization arising from the Solaray, Inc. acquisition and, to a lesser extent, the Woodland Publishing, Inc. acquisition. The impact of goodwill arising from the Solaray, Inc. and Woodland Publishing, Inc. acquisitions on the effective tax rate for the six months ended March 31, 2000 increased compared to the six months ended March 31, 1999 as a result of the Company's mid-year acquisition of Woodland Publishing, Inc. and the Company's lower year-to-date income before provision for taxes.

EBITDA

    EBITDA (earnings before net interest expense, taxes, depreciation and amortization) is a commonly reported standard measure that is widely used by analysts and investors in the VMS Industry. The following EBITDA information provides additional information for determining the ability of the Company to meet its debt service requirements and for other comparative analyses of the Company's operating performance relative to other nutritional supplement companies:

                                                                 THREE MONTHS        SIX MONTHS ENDED
                                                                ENDED MARCH 31,          MARCH 31,
                                                              -------------------   -------------------
                                                                1999       2000       1999       2000
                                                              --------   --------   --------   --------
Net income..................................................   $1,740     $1,735     $3,553     $3,343
Provision for income taxes..................................    1,090      1,109      2,225      2,137
Interest expense, net(1)....................................      649        709      1,240      1,364
Depreciation and amortization...............................    1,444      1,510      2,812      3,019
                                                               ------     ------     ------     ------
EBITDA......................................................   $4,923     $5,063     $9,830     $9,863
                                                               ======     ======     ======     ======

------------------------

(1) Includes amortization of debt issuance costs.

    The Company's EBITDA increased $0.2 million to $5.1 million for the second quarter of fiscal 2000 from $4.9 million for the second quarter of fiscal 1999. EBITDA as a percentage of net sales decreased to 17.7% for the second quarter of fiscal 2000 from 18.1% for the second quarter of fiscal 1999. Increased selling, general and administrative expenses attributable to the Company's sales force expansion, facility consolidation and the addition of key management personnel contributed to this decrease in EBITDA as a percentage of net sales.

    The Company's EBITDA increased $0.1 million to $9.9 million for the six months ended March 31, 2000 from $9.8 million for the six months ended
March 31, 1999. EBITDA as a percentage of net sales decreased to 17.5% for the six months ended March 31, 2000 from 18.1% for the six months ended March 31, 1999. Increased selling, general and administrative expenses attributable to the Company's investment in sales force expansion, facility consolidation and the addition of key management personnel contributed to this decrease in EBITDA as a percentage of net sales.

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

    As of May 15, 2000, the Company is not aware of any material year 2000 problems in any of its critical and non-critical systems potentially affected by the year 2000 issue. In addition, the Company has not received any notification from any supplier of critical systems of any material year 2000 related problems in their businesses. In the event that any year 2000 related problems arise in the future, the Company formulated year 2000 remediation plans to address such issues. However, although the Company has year 2000 remediation plans, no assurance can be given that such plans will be able to solve all year 2000 problems that might still arise or that the failure to solve any such year 2000 problem will not have a material adverse effect on the Company.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had working capital of $29.5 million as of March 31, 2000 compared to $29.2 million as of September 30, 1999. This increase in working capital was primarily the result of increases in accounts receivable and cash, combined with a decrease in accrued expenses, which were somewhat offset by an increase in accounts payable and decreases in prepaid expenses and other current assets and inventory.

    Net cash provided by operating activities for the six months ended
March 31, 2000 was $7.0 million compared to $1.0 million for the comparable period in fiscal 1999. The increase in net cash provided by operating activities for the six months ended March 31, 2000 was primarily attributable to reduced inventory purchases, compared to the prior year, and changes in accounts payable related to the timing of payments.

    Net cash used in investing activities was $3.3 million for the six months ended March 31, 2000 and $4.4 million for the comparable period in fiscal 1999. During these periods, the Company's investing activities consisted primarily of capital expenditures related to leasehold improvements for the Company's DDO facility, as well as capital expenditures for information systems, distribution equipment and manufacturing equipment to improve overall operating efficiency.

    Net cash provided by (used in) financing activities was ($3.2) million for the six months ended March 31, 2000 compared to $2.6 million for the comparable period in fiscal 1999. Net cash used in financing activities increased primarily due to the repayment of borrowings under the Company's revolving credit facility.

    A key component of the Company's business strategy is to seek to make additional acquisitions, which will likely require the Company to utilize its current credit facitly or obtain additional financing, which could include the incurrence of substantial additional indebtedness. The Company believes that borrowings under the Company's current credit facility, together with cash flows from operating activities, will be sufficient to make required payments under the current credit facility or any such replacement facility, and to make anticipated capital expenditures and fund working capital needs for the remaining months of fiscal 2000.

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

    The American Institute of Certified Public Accountants issued SOP 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE, which became effective for fiscal years beginning after December 15, 1998 and established standards for the way that public business enterprises account for the costs of internal use computer software. The Company has adopted SOP 98-1 in its financial statements for the six months ended March 31, 2000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Stockholders of the Company was held on February 29, 2000, at which meeting the stockholders voted to elect individuals to serve as part of Class II Directors of the Company and ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent certified public accountants for the fiscal year ending September 30, 2000.

    The results of the matters voted on at the Annual Meeting are shown below.

(b) The nominees for election as Class II Directors of the Company are listed below, together with the number of votes cast for, against, and withheld with respect to each such nominee, as well as the number of non-votes with respect to each such nominee:

NOMINEE                                   FOR       AGAINST    WITHHELD   NON-VOTING
-------                                ----------   --------   --------   ----------
Michael D. Burke.....................  10,416,116    31,750       --      1,349,852
James D. Stice, Ph.D.................  10,416,116    31,750       --      1,349,852

(c) The names of other Directors of the Company whose term of office continued after the Annual Meeting are as follows:

Frank W. Gay II                      Matthew S. Levin
Robert C. Gay                        Jon Steven Young
Jeffrey A. Hinrichs

(d) Other matters voted upon at the meeting and the results of those votes are as follows:

                                                   FOR       AGAINST    ABSTAIN    NON-VOTING
                                                ----------   --------   --------   ----------
Ratification of PricewaterhouseCoopers LLP as
  the Company's independent certified public
  accountants.................................  10,437,738    10,078       50      1,349,852

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

                                                       NUTRACEUTICAL INTERNATIONAL CORPORATION
                                                       (Registrant)

Dated: May 15, 2000                                    By:           /s/ LESLIE M. BROWN, JR.
                                                            -----------------------------------------
                                                                       Leslie M. Brown, Jr.
                                                             SENIOR VICE PRESIDENT, FINANCE AND CHIEF
                                                                        FINANCIAL OFFICER