Form 10-Q
period 2000-06-30
NUTRACEUTICAL INTERNATIONAL CORP
filed 2000-08-14
CIK 1050007

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                        COMMISSION FILE NUMBER 000-23731

                            ------------------------

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     87-0515089
       (State of incorporation)                 (IRS Employer Identification No.)

   1400 KEARNS BOULEVARD, 2ND FLOOR,                          84060
            PARK CITY, UTAH                                 (Zip code)
(Address of principal executive office)

                                 (435) 655-6106
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    At August 14, 2000 the registrant had 10,905,104 shares of common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    NUTRACEUTICAL INTERNATIONAL CORPORATION
                                     INDEX

DESCRIPTION                                                                      PAGE NO.
-----------                                                                      ---------
Part I.   Financial Information
          Item 1.  Financial Statements........................................      3
                   Condensed Consolidated Balance Sheets--September 30, 1999
                   and June 30, 2000...........................................      3
                   Condensed Consolidated Statements of Operations--Three
                   Months and Nine Months Ended June 30, 1999 and 2000.........      4
                   Condensed Consolidated Statements of Cash Flows--Nine Months
                   Ended June 30, 1999 and 2000................................      5
                   Notes to Condensed Consolidated Financial Statements........      6
          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...................................      8
Part II.  Other Information
          Item 1.  Legal Proceedings...........................................     14
          Item 6.  Exhibits and Reports on Form 8-K............................     14

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    NUTRACEUTICAL INTERNATIONAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                              SEPTEMBER 30,    JUNE 30,
                                                                 1999 (1)        2000
                                                              --------------   ---------
                           ASSETS
Current assets:
  Cash......................................................     $    869      $    977
  Accounts receivable, net..................................        9,010         9,717
  Inventories, net..........................................       26,863        26,840
  Prepaid expenses and other current assets.................        1,397         1,136
  Deferred income taxes.....................................        1,231         1,425
                                                                 --------      --------
    Total current assets....................................       39,370        40,095
Property, plant and equipment, net..........................       14,752        16,486
Goodwill, net...............................................       53,422        52,821
Other non-current assets, net...............................        1,100           829
                                                                 --------      --------
                                                                 $108,644      $110,231
                                                                 ========      ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligations..............     $     57      $     37
  Accounts payable..........................................        6,879         6,543
  Accrued expenses..........................................        3,185         3,360
                                                                 --------      --------
    Total current liabilities...............................       10,121         9,940
Long-term debt..............................................       38,750        39,000
Capital lease obligations...................................           23            --
Deferred income taxes, net..................................        2,460         2,685
                                                                 --------      --------
    Total liabilities.......................................       51,354        51,625
                                                                 --------      --------
Stockholders' equity:
  Common stock..............................................          118           118
  Additional paid-in capital................................       42,637        42,713
  Retained earnings.........................................       14,504        19,059
  Cumulative translation adjustment.........................           31            25
  Treasury stock............................................           --        (3,309)
                                                                 --------      --------
    Total stockholders' equity..............................       57,290        58,606
                                                                 --------      --------
                                                                 $108,644      $110,231
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

                    NUTRACEUTICAL INTERNATIONAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               THREE MONTHS ENDED JUNE 30,    NINE MONTHS ENDED JUNE 30,
                                               ----------------------------   ---------------------------
                                                  1999             2000           1999           2000
                                               -----------      -----------   ------------   ------------
Net sales....................................  $   26,212       $   25,552     $   80,659     $   81,876
Cost of sales................................      13,850           13,255         43,290         42,711
                                               ----------       ----------     ----------     ----------
  Gross profit...............................      12,362           12,297         37,369         39,165
                                               ----------       ----------     ----------     ----------
Operating expenses
  Selling, general and administrative........       9,772            9,090         26,887         28,244
  Amortization of intangibles................         447              431          1,321          1,301
                                               ----------       ----------     ----------     ----------
                                                   10,219            9,521         28,208         29,545
                                               ----------       ----------     ----------     ----------
Income from operations.......................       2,143            2,776          9,161          9,620
Interest expense, net........................         622              789          1,862          2,153
                                               ----------       ----------     ----------     ----------
Income before provision for income taxes.....       1,521            1,987          7,299          7,467
Provision for income taxes...................         585              775          2,810          2,912
                                               ----------       ----------     ----------     ----------
Net income...................................  $      936       $    1,212     $    4,489     $    4,555
                                               ==========       ==========     ==========     ==========
Net income per common share:
  Basic......................................  $     0.08       $     0.11     $     0.38     $     0.39
  Diluted....................................  $     0.07       $     0.10     $     0.36     $     0.37
Weighted average common shares outstanding:
  Basic......................................  11,781,593       11,541,851     11,709,666     11,712,719
  Diluted....................................  12,505,211       12,232,031     12,474,574     12,417,872

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $ 4,489    $ 4,555
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization (includes amortization of
    inventory write-up of $46 during 1999)..................    4,411      4,545
  Amortization of debt issuance costs.......................      161        161
  Losses on disposals of property and equipment.............       39         30
  Changes in assets and liabilities:
    Accounts receivable.....................................     (832)      (707)
    Inventories.............................................   (2,910)     1,650
    Prepaid expenses and other current assets...............      337        261
    Deferred income taxes...................................      625        225
    Other non-current assets................................      (24)        90
    Accounts payable........................................   (2,672)      (336)
    Accrued expenses........................................     (562)        70
                                                              -------    -------
      Net cash provided by operating activities.............    3,062     10,544
                                                              -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of property and equipment.............................       38         --
Acquisitions of businesses..................................   (1,187)    (2,401)
Purchases of property and equipment.........................   (6,252)    (5,009)
                                                              -------    -------
      Net cash used in investing activities.................   (7,401)    (7,410)
                                                              -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt................................    4,750      3,500
Payments on long-term debt..................................     (500)    (3,250)
Payments on capital lease obligations.......................      (39)       (43)
Proceeds from issuance of common stock......................       91         77
Purchases of treasury stock.................................     (391)    (3,309)
                                                              -------    -------
      Net cash provided by (used in) financing activities...    3,911     (3,025)
                                                              -------    -------
Effect of exchange rate changes on cash.....................        9         (1)
                                                              -------    -------
Net increase (decrease) in cash.............................     (419)       108
Cash at beginning of period.................................    1,967        869
                                                              -------    -------
Cash at end of period.......................................  $ 1,548    $   977
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

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) to present fairly the financial position of Nutraceutical International Corporation (the "Company") and its subsidiaries as of June 30, 2000, the results of its operations for the three months and nine months ended June 30, 1999 and 2000 and its cash flows for the nine months ended June 30, 1999 and 2000, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results for the three months and nine months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

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

2. INVENTORIES, NET

    Inventories, net of reserves for obsolete and slow moving inventory, are comprised of the following:

                                                        SEPTEMBER 30,    JUNE 30,
                                                             1999          2000
                                                        --------------   ---------
Raw materials.........................................      $ 7,491       $ 7,746
Work-in-process.......................................        7,151         6,953
Finished goods........................................       12,221        12,141
                                                            -------       -------
                                                            $26,863       $26,840
                                                            =======       =======

3. CAPITAL STOCK

    The following table provides a reconciliation of basic common shares, which represent the weighted average number of common shares outstanding without regard to potential common shares, to diluted weighted average common shares, which include all such shares:

                                               THREE MONTHS ENDED JUNE 30,    NINE MONTHS ENDED JUNE 30,
                                               ----------------------------   ---------------------------
                                                  1999             2000           1999           2000
                                               -----------      -----------   ------------   ------------
Net income (Numerator).......................  $      936       $    1,212     $    4,489     $    4,555
Weighted average common shares (Denominator):
  Basic weighted average common shares.......  11,781,593       11,541,851     11,709,666     11,712,719
  Dilutive effect of stock options and
    warrants.................................     723,618          690,180        764,908        705,153
                                               ----------       ----------     ----------     ----------
Diluted weighted average common shares.......  12,505,211       12,232,031     12,474,574     12,417,872
                                               ==========       ==========     ==========     ==========
Net income per common share:
  Basic......................................  $     0.08       $     0.11     $     0.38     $     0.39
  Diluted....................................  $     0.07       $     0.10     $     0.36     $     0.37

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

3. CAPITAL STOCK (CONTINUED)
    On June 22, 2000, the Company's Board of Directors approved a share repurchase program authorizing the Company to buy up to 1,500,000 shares of its outstanding common stock. This repurchase program superceded the previous repurchase program announced on September 10, 1998. During the quarter ended June 30, 2000, the Company repurchased a total of 918,287 shares of common stock at an aggregate price of $3,309.

4. ACQUISITONS

    On May 26, 2000, the Company purchased certain assets of Thompson Nutritional Products ("Thompson"), a division of Rexall Sundown, Inc. Thompson, with over 60 years history in the vitamin and nutrition industry, is a manufacturer and marketer of health-related products, including a full line of vitamins, minerals and other nutritional supplements.

5. OPERATING SEGMENTS

    Based on the Company's method of internal reporting, the Company has two reportable segments: branded products and bulk materials. The Company manufactures and markets quality branded products sold to health food stores in the United States and to distributors worldwide. In addition to branded products, the Company manufactures bulk materials for its own use and for sale to other manufactures and marketers in the nutritional supplement industry.

    The accounting policies for these segments are consistent with those of the Company. The Company evaluates the financial performance of its segments based on sales performance. Other performance measures beyond net sales, as well as balance sheet components, are not tracked to these segments.

    Segment information for the three months and nine months ended June 30, 1999 and 2000 was as follows:

                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                          -------------------   -------------------
                                                            1999       2000       1999       2000
                                                          --------   --------   --------   --------
Net Sales:
  Branded Products......................................  $23,375    $23,090    $69,650    $73,583
  Bulk Materials........................................    2,837      2,462     11,009      8,293
                                                          -------    -------    -------    -------
    Total...............................................  $26,212    $25,552    $80,659    $81,876
                                                          =======    =======    =======    =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The following discussion and analysis should be read in conjunction with the response to Part I, Item 1 of this report.

    The Company was formed in 1993 by certain members of the current management team and Bain Capital, Inc. to effect a consolidation strategy in the fragmented vitamin, mineral, herbal and other nutritional supplements industry (the "VMS Industry"). The Company purchased Solaray, Inc. in October 1993 with a view toward using it as a platform for future acquisitions of businesses in the VMS Industry. In fiscal 1995, the Company completed three significant acquisitions:
Premier One Products, Inc. in October 1994, Makers of KAL, Inc. in January 1995 and Monarch Nutritional Laboratories, Inc. in September 1995. In fiscal 1998, the Company completed two acquisitions: Action Labs, Inc. in July 1998 and Nutraforce (Canada) International, Inc. in August 1998. In fiscal 1999, the Company completed two additional acquisitions: Woodland Publishing, Inc. and Summit Graphics, Inc. in April 1999 (the "Fiscal 1999 Acquisitions"). On May 26, 2000, the Company acquired Thompson Nutritional Products (the "Fiscal 2000 Acquisition").

RESULTS OF OPERATIONS

    The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

                                                           THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                JUNE 30,              JUNE 30,
                                                           -------------------   -------------------
                                                             1999       2000       1999       2000
                                                           --------   --------   --------   --------
Net sales................................................   100.0%     100.0%     100.0%     100.0%
Cost of sales............................................    52.8%      51.9%      53.7%      52.2%
                                                            ------     ------     ------     ------
Gross profit.............................................    47.2%      48.1%      46.3%      47.8%
Selling, general and administrative......................    37.3%      35.5%      33.3%      34.5%
Amortization of intangibles..............................     1.7%       1.7%       1.6%       1.6%
                                                            ------     ------     ------     ------
Income from operations...................................     8.2%      10.9%      11.4%      11.7%
Interest expense, net....................................     2.4%       3.1%       2.3%       2.6%
                                                            ------     ------     ------     ------
Income before provision for income taxes.................     5.8%       7.8%       9.1%       9.1%
Provision for income taxes...............................     2.2%       3.1%       3.5%       3.5%
                                                            ------     ------     ------     ------
Net income...............................................     3.6%       4.7%       5.6%       5.6%
                                                            ======     ======     ======     ======
EBITDA (1)...............................................    14.3%      16.8%      16.8%      17.3%
                                                            ======     ======     ======     ======

------------------------

(1) See "--EBITDA."

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 TO THE THREE MONTHS ENDED
  JUNE 30, 1999

    NET SALES. Net sales decreased by $0.6 million, or 2.5%, to $25.6 million for the three months ended June 30, 2000 ("third quarter of fiscal 2000") from $26.2 million for the three months ended June 30, 1999 ("third quarter of fiscal 1999"). Net sales of branded products decreased by $0.3 million, or 1.2%, to $23.1 million for the third quarter of fiscal 2000 from $23.4 million for the third quarter of fiscal 1999. This decrease in net sales of branded products was primarily the result of decreased sales volume. The Company believes that the decreased volume was primarily attributable to year-over-year decreases in sales to certain non-core, health-food-store customers not targeted by our direct sales force. Net sales of bulk materials decreased by $0.3 million, or 13.2%, to $2.5 million for the third quarter of fiscal 2000 from

$2.8 million for the third quarter of fiscal 1999. This decrease in net sales of bulk materials was primarily attributable to reduced sales of certain commodity-based materials to key customers.

    GROSS PROFIT. Gross profit decreased by $0.1 million, or 0.5%, to $12.3 million for the third quarter of fiscal 2000 from $12.4 million for the third quarter of fiscal 1999. This decrease in gross profit was primarily attributable to a decrease in sales volume. As a percentage of net sales, gross profit increased to 48.1% for the third quarter of fiscal 2000 from 47.2% for the third quarter of fiscal 1999. This increase in gross profit as a percentage of net sales was primarily attributable to improvements in direct material pricing and, to a lesser extent, a continued shift in sales mix to a higher proportion of branded product sales, which have higher gross profit margins, relative to bulk material sales, which have lower gross profit margins. During the third quarter of fiscal 2000, direct material pricing improved due to new material sources, increased supplier competition and, to a lesser extent, reduced packaging costs, which were higher during the third quarter of fiscal 1999 due to bottle and label conversions associated with the Company's efforts to enhance quality and to comply with labeling laws mandated by the FDA.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $0.7 million, or 7.0%, to $9.1 million for the third quarter of fiscal 2000 from $9.8 million for the third quarter of fiscal 1999. As a percentage of net sales, selling, general and administrative expenses decreased to 35.5% for the third quarter of fiscal 2000 from 37.3% for the third quarter of fiscal 1999. This decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to the Company's efforts to reduce costs through elimination of certain non-core business development activities, as well as through headcount attrition.

    AMORTIZATION OF INTANGIBLES. Amortization of intangibles was $0.4 million for the third quarter of fiscal 2000 and $0.4 million for the third quarter of fiscal 1999. As a percentage of net sales, amortization of intangibles remained constant at 1.7% for both the third quarter of fiscal 2000 and the third quarter of fiscal 1999.

    INTEREST EXPENSE, NET. Net interest expense was $0.8 million for the third quarter of fiscal 2000 compared to $0.6 million for the third quarter of fiscal 1999. As a percentage of net sales, net interest expense was 3.1% for the third quarter of fiscal 2000 compared to 2.4% for the third quarter of fiscal 1999. This increase in net interest expense was primarily attributable to increased interest rates.

    PROVISION FOR INCOME TAXES. The Company's effective tax rate increased to 39.0% for the third quarter of fiscal 2000 from 38.5% for the third quarter of fiscal 1999. In each fiscal quarter, the effective tax rate is higher than statutory rates primarily due to the non-deductibility for tax purposes of goodwill amortization arising from the Solaray, Inc. acquisition and, to a lesser extent, the Woodland Publishing, Inc. acquisition. The impact of goodwill arising from the Solaray, Inc. and Woodland Publishing, Inc. acquisitions on the effective tax rate for the third quarter of fiscal 2000 increased compared to the third quarter of fiscal 1999 as a result of the Company's mid-year acquisition of Woodland Publishing, Inc.

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 2000 TO THE NINE MONTHS ENDED JUNE
  30, 1999

    NET SALES. Net sales increased by $1.2 million, or 1.5%, to $81.9 million for the nine months ended June 30, 2000 from $80.7 million for the nine months ended June 30, 1999. Net sales of branded products increased by $3.9 million, or 5.6%, to $73.6 million for the nine months ended June 30, 2000 from $69.7 million for the nine months ended June 30, 1999. This increase in net sales of branded products was primarily the result of increased sales volume. The Company believes that the increased volume was primarily attributable to industry growth, the success of new product introductions and, to a lesser extent, the Fiscal 1999 Acquisitions. Net sales of bulk materials decreased by $2.7 million, or 24.7%, to $8.3 million for the nine months ended June 30, 2000 from $11.0 million for the nine months ended June 30, 1999. This decrease in net sales of bulk materials was primarily attributable to reduced sales of certain commodity-based materials to key customers.

    GROSS PROFIT. Gross profit increased by $1.8 million, or 4.8%, to $39.2 million for the nine months ended June 30, 2000 from $37.4 million for the nine months ended June 30, 1999. This increase in gross profit was primarily attributable to an increase in sales volume. As a percentage of net sales, gross profit increased to 47.8% for the nine months ended June 30, 2000 from 46.3% for the nine months ended June 30, 1999. This increase in gross profit as a percentage of net sales was primarily attributable to improvements in direct material pricing and, to a lesser extent, a shift in sales mix to a higher proportion of branded product sales, which have higher gross profit margins, relative to bulk material sales, which have lower gross profit margins. During the nine months ended June 30, 2000, direct material pricing improved due to new material sources, increased supplier competition and reduced packaging costs, which were higher during the nine months ended June 30, 1999 due to bottle and label conversions associated with the Company's efforts to enhance quality and to comply with labeling laws mandated by the FDA.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $1.3 million, or 5.0%, to $28.2 million for the nine months ended June 30, 2000 from $26.9 million for the nine months ended June 30, 1999. As a percentage of net sales, selling, general and administrative expenses increased to 34.5% for the nine months ended June 30, 2000 from 33.3% for the nine months ended June 30, 1999. This increase in selling, general and administrative expenses as a percentage of net sales was primarily attributable to the Company's investment in sales force expansion, facility consolidation and the addition of key management personnel.

    AMORTIZATION OF INTANGIBLES. Amortization of intangibles was $1.3 million for both the nine months ended June 30, 2000 and the nine months ended June 30, 1999. As a percentage of net sales, amortization of intangibles remained constant at 1.6% for both the nine months ended June 30, 2000 and the nine months ended June 30, 1999.

    INTEREST EXPENSE, NET. Net interest expense was $2.2 million for the nine months ended June 30, 2000 compared to $1.9 million for the nine months ended June 30, 1999. As a percentage of net sales, net interest expense was 2.6% for the nine months ended June 30, 2000 compared to 2.3% for the nine months ended June 30, 1999. This increase in net interest expense was primarily attributable to increased interest rates.

    PROVISION FOR INCOME TAXES. The Company's effective tax rate increased to 39.0% for the nine months ended June 30, 2000 from 38.5% for the nine months ended June 30, 1999. In each fiscal quarter, the effective tax rate is higher than statutory rates primarily due to the non-deductibility for tax purposes of goodwill amortization arising from the Solaray, Inc. acquisition and, to a lesser extent, the Woodland Publishing, Inc. acquisition. The impact of goodwill arising from the Solaray, Inc. and Woodland Publishing, Inc. acquisitions on the effective tax rate for the nine months ended June 30, 2000 increased compared to the nine months ended June 30, 1999 as a result of the Company's mid-year acquisition of Woodland Publishing, Inc.

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

                                                               THREE MONTHS        NINE MONTHS ENDED
                                                              ENDED JUNE 30,           JUNE 30,
                                                            -------------------   -------------------
                                                              1999       2000       1999       2000
                                                            --------   --------   --------   --------
Net income................................................   $  936     $1,212    $ 4,489    $ 4,555
Provision for income taxes................................      585        775      2,810      2,912
Interest expense, net (1).................................      622        789      1,862      2,153
Depreciation and amortization (2).........................    1,599      1,526      4,411      4,545
                                                             ------     ------    -------    -------
EBITDA....................................................   $3,742     $4,302    $13,572    $14,165
                                                             ======     ======    =======    =======

------------------------

(1) Includes amortization of debt issuance costs.

(2) Includes non-recurring amortization of inventory write-up.

    The Company's EBITDA increased $0.6 million to $4.3 million for the third quarter of fiscal 2000 from $3.7 million for the third quarter of fiscal 1999. EBITDA as a percentage of net sales increased to 16.8% for the third quarter of fiscal 2000 from 14.3% for the third quarter of fiscal 1999. Increased gross profit margin and decreased selling, general and administrative expenses attributable to the Company's efforts to reduce costs through elimination of certain non-core business development activities, as well as through headcount attrition, contributed to this increase in EBITDA as a percentage of net sales.

    The Company's EBITDA increased $0.6 million to $14.2 million for the nine months ended June 30, 2000 from $13.6 million for the nine months ended
June 30, 1999. EBITDA as a percentage of net sales increased to 17.3% for the nine months ended June 30, 2000 from 16.8% for the nine months ended June 30, 1999. Increased gross profit margin is the primary contributor to this increase in EBITDA as a percentage of net sales.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company had working capital of $30.2 million as of June 30, 2000 compared to $29.2 million as of September 30, 1999. This increase in working capital was primarily the result of increases in accounts receivable, deferred income taxes and cash, combined with a decrease in accounts payable, which were somewhat offset by an increase in accrued expenses and a decrease in prepaid expenses and other current assets.

    Net cash provided by operating activities for the nine months ended June 30, 2000 was $10.5 million compared to $3.1 million for the comparable period in fiscal 1999. The increase in net cash provided by operating activities for the nine months ended June 30, 2000 was primarily attributable to reduced inventory purchases, compared to the prior year, and changes in accounts payable related to the timing of payments.

    Net cash used in investing activities was $7.4 million for the nine months ended June 30, 2000 and $7.4 million for the comparable period in fiscal 1999. During these periods, the Company's investing activities consisted primarily of capital expenditures related to leasehold improvements for the Company's DDO facility, as well as capital expenditures for information systems, distribution equipment and manufacturing equipment to improve overall operating efficiency. In addition, the Company completed the Fiscal 1999 Acquisitions for $1.2 million and the Fiscal 2000 Acquisition for $2.4 million during the periods presented.

    Net cash provided by (used in) financing activities was ($3.0) million for the nine months ended June 30, 2000 compared to $3.9 million for the comparable period in fiscal 1999. Net cash used in financing activities increased primarily due to the repayment of borrowings under the Company's revolving credit facility and the repurchase of the Company's common stock.

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

    The American Institute of Certified Public Accountants issued SOP 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE, which became effective for fiscal years beginning after December 15, 1998 and established standards for the way that public business enterprises account for the costs of internal use computer software. The Company has adopted SOP 98-1 in its financial statements for the nine months ended June 30, 2000.

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

FORWARD-LOOKING STATEMENTS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. When used in this MD&A, the words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to the Company, are intended to identify forward-looking statements, which include statements relating to, among other things: (i) the ability of the Company to continue to successfully compete in the nutritional supplements market; (ii) the anticipated benefits from new product introductions; (iii) the continued effectiveness of the Company's sales and marketing strategy and (iv) the ability of the Company to continue to successfully develop and launch new products. Actual results could differ materially from those projected in the forward-looking statements as a result of the matters discussed herein and certain economic and business factors, some of which may be beyond the control of the Company.

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

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       NUTRACEUTICAL INTERNATIONAL CORPORATION
                                                                        (Registrant)

Dated: August 14, 2000                                 By:           /s/ LESLIE M. BROWN, JR.
                                                            -----------------------------------------
                                                                       Leslie M. Brown, Jr.
                                                             SENIOR VICE PRESIDENT, FINANCE AND CHIEF
                                                                        FINANCIAL OFFICER