Form 10-K
period 2000-09-30
NUTRACEUTICAL INTERNATIONAL CORP
filed 2000-12-29
CIK 1050007

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-K
                                ----------------

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

            FOR THE PERIOD FROM ________________ TO ________________

                       COMMISSION FILE NUMBER: 000-23731
                           --------------------------

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     87-0515089
    (State or other jurisdiction of              (I.R.S. Employer Identification
            incorporation)                                   Number)

                        1400 KEARNS BOULEVARD, 2ND FLOOR
                             PARK CITY, UTAH 84060
          (Address of principal executive offices including zip code)

       Registrant's telephone number, including area code: (435) 655-6106

        Securities registered pursuant to Section 12(b) of the Act: NONE

 Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, PAR
                              VALUE $.01 PER SHARE
                           --------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting stock held by non-affiliates of the Registrant as of December 6, 2000 at a closing sale price of $2.00 as reported by the Nasdaq National Market was approximately $10.1 million. Shares of Common Stock held by each officer and director and by each person who owns or may be deemed to own 10% or more of the outstanding Common Stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of December 6, 2000, the Registrant had 10,919,132 shares of Common Stock outstanding.

    DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies for the Registrant's 2001 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference in Part III of this Annual Report on Form 10-K (the "Form 10-K").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    NUTRACEUTICAL INTERNATIONAL CORPORATION
                      INDEX TO ANNUAL REPORT ON FORM 10-K

PART I

Item 1   Business....................................................      1

Item 2   Properties..................................................     16

Item 3   Legal Proceedings...........................................     17

Item 4   Submission of Matters to a Vote of Security-Holders.........     18

Item 4A  Executive Officers of the Registrant........................     18

PART II

         Market for the Registrant's Common Equity and Related            19
Item 5     Stockholder Matters.......................................

Item 6   Selected Financial Data.....................................     19

Item 7   Management's Discussion and Analysis of Financial Condition      21
           and Results of Operations.................................

Item 7A  Quantitative and Qualitative Disclosure About Market Risk...     26

Item 8   Financial Statements and Supplementary Data.................     26

Item 9   Changes in and Disagreements with Accountants on Accounting      26
           and Financial Disclosure..................................

PART
  III

Item 10  Directors and Executive Officers of the Registrant..........     27

Item 11  Executive Compensation......................................     27

         Security Ownership of Certain Beneficial Owners and              27
Item 12    Management................................................

Item 13  Certain Relationships and Related Transactions..............     27

PART IV

         Exhibits, Financial Statement Schedules and Reports on           27
Item 14    Form 8-K..................................................

                                     PART I

ITEM 1. BUSINESS.

    As used herein, the terms "Company" and "Nutraceutical" refer to Nutraceutical International Corporation and its subsidiaries, except where indicated otherwise.

GENERAL

    Nutraceutical is one of the nation's largest manufacturers and marketers of quality branded nutritional supplements sold to health food stores. The Company sells its products under the widely recognized brand names
SOLARAY-Registered Trademark-, KAL-Registered Trademark-, NATURALMAX-TM-, VEGLIFE-Registered Trademark-, PREMIER ONE-Registered Trademark-, SOLAR GREEN-TM-, NATURAL SPORT-TM-, ACTIPET-TM-, ACTION LABS-Registered Trademark- and THOMPSON-Registered Trademark- to health food stores in the United States, and to distributors and stores worldwide. Under the name Woodland, the Company markets a line of books and booklets to, among others, book distributors, national retail bookstores and health food stores. The Company manufactures and/or distributes one of the broadest branded product lines in the industry with over 2,300 stock keeping units ("SKUs"), including approximately 750 SKUs exclusively sold internationally. The Company believes that as a result of its emphasis on quality, loyalty, education and customer service, the Company's brands are widely recognized in health food stores and among health food store consumers.

    In addition to branded products, Nutraceutical manufactures bulk materials for use in its own products and for sale to other manufacturers and marketers in the nutritional supplement industry under the tradenames Monarch Nutritional Laboratories and Great Basin Botanicals.

    On May 26, 2000, the Company purchased certain assets of Thompson Nutritional Products, a division of Rexall Sundown, Inc. and formed a new subsidiary, Thompson Nutritionals, Inc. ("Thompson"). Thompson, with over
65 years of history in the vitamin and nutrition industry, is a marketer of health-related products, including a full line of vitamins, minerals and other nutritional supplements.

    The Company was formed in 1993 by senior management and Bain Capital, Inc. ("Bain Capital") to effect a consolidation strategy in the fragmented vitamin, mineral, herbal and other nutritional supplements industry (the "VMS Industry"). Since its formation, the Company has completed nine acquisitions: Solaray, Inc. ("Solaray"), Premier One Products, Inc. ("Premier One"), Makers of KAL, Inc. and Makers of KAL, B.V. ("KAL"), Monarch Nutritional Laboratories, Inc. ("Monarch"), Action Labs, Inc. ("Action Labs"), Ahmed's Sun Force International
Products Inc., now known as NutraForce (Canada) International, Inc. ("NutraForce Canada"), Woodland Publishing, Inc. and Summit Graphics, Inc. (collectively, "Woodland") and Thompson. As a result of these acquisitions and internal growth, the Company has grown in net sales and operating income. Management believes that the Company is well positioned to continue to capitalize on the consolidation occurring in the VMS Industry.

    The Company has adopted a strategy of selling its branded products directly to health food stores in the United States (the "Healthy Foods Channel"). This strategy has enabled the Company to benefit from the growth of the Healthy Foods Channel. The Healthy Foods Channel consists of approximately 11,500 retailers including (i) independent health and natural food stores, (ii) health food stores affiliated with local, regional and national health food chains (including healthy food supermarket chains, such as Whole Foods and Wild Oats) and (iii) GNC stores. The Healthy Foods Channel has historically experienced growth based on the continued expansion of independent health food stores and local, regional and national health food chains in response to demand from consumers who desire product education, service and high quality natural ingredients. The current growth of the Healthy Foods Channel is not at (and may not continue at) historical levels. The Company believes there are significant differences between mass market retailers (such as drugstores, warehouse clubs and supermarkets) that typically offer a limited selection of discounted and lower-potency items and the Healthy Foods Channel, where natural ingredients, quality, potency, selection and customer support are emphasized.

    The Company believes that it is among the largest suppliers of nutritional supplements to the Healthy Foods Channel that develops, manufactures, markets and directly distributes a majority of its own products. The Company manufactured over 85% of its products in fiscal 2000 and believes that the quality of its products is among the highest in the industry. The Company markets its branded products through one of the industry's largest sales forces dedicated to the Healthy Foods Channel. The Company seeks to be a market leader in the development of new and innovative products, introducing approximately 200 new SKUs in fiscal 2000. The Company believes that it benefits from substantially greater customer diversification than most of its larger competitors. The Company also benefits from product diversification.

    The Company's principal executive offices are located at 1400 Kearns Blvd., Second Floor, Park City, Utah, 84060. The Company's telephone number is
(435) 655-6106.

INDUSTRY

    The total United States retail market for nutritional supplements (the "VMS Market") is highly fragmented and has grown to $9.6 billion in 1999 retail sales, as compared to $8.9 billion in 1998 and $7.8 billion in 1997. The Company believes that this growth is due to a number of factors, including
(i) increased interest in healthier lifestyles, living longer and living well,
(ii) the publication of research findings supporting the positive health effects of certain nutritional supplements and (iii) the aging of the "Baby Boom" generation combined with the tendency of consumers to purchase more nutritional supplements as they age. Various publicly-traded nutritional supplement companies, as well as industry analysts, have announced that there is a slow-down in sales of nutritional supplements. The Company believes that this slow-down may be the result of, among other things, the lack of any recent industry-wide "hit" products.

PRODUCTS

    As of September 30, 2000, the Company sold over 2,300 SKUs, including approximately 750 SKUs exclusively sold internationally. The Company's products generally fall into one of three categories: (i) supplements, (ii) vitamins and minerals and (iii) diet, energy and other. The Company's products come in various formulations and delivery forms, including capsules, tablets, softgels, chewables, liquids, powders and whole herbs.

    The Company currently markets its products through a multiple brand strategy that the Company believes has been successful in encouraging retailers to allocate additional shelf space to the Company's brands. The Company has worked to enhance the strength of its brands by instituting business strategies that have included (i) consolidating sales forces and increasing each brand's geographic coverage through an expanded sales force, (ii) instituting performance and growth-based incentives for sales representatives,
(iii) introducing more sophisticated management information systems and
(iv) updating each brand's packaging.

    As of September 30, 2000, the Company's portfolio of established brand names consisted of the following:

    SOLARAY. Solaray began in 1973 as a pioneer in formulating and marketing blended herbal products that contain two or more herbs with complementary effects. From its inception, Solaray has focused on encapsulated products that offer rapid disintegration and are easy to swallow and has sold its products through independent sales representatives to the Healthy Foods Channel. By 1984, Solaray had become a full line manufacturer, carrying not only herbs, but also a full line of vitamins and minerals. Solaray has become one of the most popular and well-known brands of nutritional supplements in the Healthy Foods Channel and has developed a reputation for quality, consistency and innovation. This past year Solaray introduced Soytein, a delicious line of soy protein beverages intended to capitalize on the increasing consumer interest in functional foods and soy products. Solaray's brand packaging is distinguished by white bottles with a rainbow of five colors across the top of the label as a backdrop to the distinctive Solaray logo.

    KAL. KAL was established in Southern California in 1932 as one of the first nutritional supplement lines in the United States. Although KAL's first products were in powdered form, KAL soon shifted its focus to tableted products that are generally more economical than capsules as a delivery form and which allow for fewer units per dose than encapsulated products. KAL has been a pioneer in the introduction of new and innovative products, as well as new and unique delivery forms. Among its innovative product introductions was Beyond Garlic, which remains a popular garlic product in the Healthy Foods Channel and was the first "enteric coated softgel" garlic product. This unique delivery form allows for fresh garlic oil inside of a softgel to pass through the stomach into the intestine before being digested, thereby virtually eliminating any potential garlic odor. KAL was also the first nutritional supplement marketer in the Healthy Foods Channel to introduce pycnogenol and melatonin. In addition, KAL was one of the first companies to introduce MSM, NADH and a complete line of colostrum products. KAL recently launched a line of therapeutic creams intended to provide natural skin care solutions. KAL's brand packaging consists of a white bottle and includes the circular red and black KAL logo as a prominent feature on the principal display panel.

    NATURALMAX. NaturalMax, Inc. ("NaturalMax") was established in 1995 in connection with the KAL acquisition in order to promote certain KAL products. The NaturalMax product line includes diet products (with diet plans) as well as energy and women's health products. The NaturalMax brand uses tablets, softgels, capsules and liquids, depending on the most desired form for a particular product. NaturalMax launched the innovative diet product Fat-X, a natural lipase inhibition product. The packaging of NaturalMax products includes the distinctive and recently revised NaturalMax logo.

    PREMIER ONE. Premier One was founded in July 1984 in Omaha, Nebraska as one of the first product lines devoted entirely to natural, nutritional supplements derived from bee products. The Premier One brand uses various delivery forms, each chosen for its particular benefits, including capsules, chewable wafers, granules, energy bars, tinctures and products in a honey base. Royal Jelly in Honey is one of Premier One's most popular products; some of Premier One's other popular products include Raw Energy, an energy product that includes royal jelly, bee pollen and a variety of herbs, and Beefense, a product that includes bee propolis and echinacea. Premier One's brand packaging includes a distinctive logo of a bee-harvesting scene in a mountain setting, with gold highlights on the label.

    VEGLIFE. VegLife began in 1992 as a product line under the Solaray brand. The goal was to create a line of products that would be suitable for strict vegetarians who avoid any animal-derived ingredients, including the avoidance of gelatin capsules. VegLife was among the first to introduce a line of nutritional supplements using a cellulose-based capsule with substantially equivalent characteristics to traditional gelatin capsules. Vegetarian consumers showed substantial interest in this product line, so the Company established it as a separate brand in 1995 in order to allow a management team to focus on the development of a full line of vegetarian products. This management team scrutinizes every element of each product developed, as well as the materials used in formulation, to ensure that strict vegetarian standards are met. The VegLife brand focuses primarily on encapsulated products, but also now includes a popular soy-based protein drink supplement sold under the trademark Peaceful Planet, as well as a kava beverage sold under the trademark Peaceful Kava. VegLife's brand packaging includes a distinctive green and blue label, as well as a logo with an attractive depiction of a budding plant.

    SOLAR GREEN. Solar Green was launched in April 1997. The Solar Green brand is focused on chlorophyll-laden "green foods," such as algaes (including chlorella, spirulina and blue green algae) and cereal grasses (such as barley and wheat grass). These products are currently offered in tablet forms. Solar Green also introduced "green food" drink mixes that can be combined with juice or water to create a nutritious beverage supplement. Solar Green's brand packaging includes a distinctive Solar Green logo and a label with green borders and accents.

    NATURAL SPORT. Natural Sport was launched in September 1998. The Natural Sport brand is focused on all-natural sport supplements for serious athletes and also individuals who exercise for fitness, improved health or weight management. The Natural Sport line includes two innovative sport beverage supplements, Pre-Burn (to be taken prior to exercise to support fat metabolism and endurance) and Post-Up (to be taken after exercise to support muscle glycogen rejuvenation). The line also includes ProSoy, a soy protein beverage supplement, Creatine Monohydrate and two separate sport multivitamin mineral formulas, one for men and one for women, under the name Phyto Sport. Natural Sport's packaging includes a distinctive Natural Sport logo in black and white, as well as blue lids and a label with an attractive blue swath running up one side of the front panel.

    ACTION LABS. Action Labs started in 1989 with a focus on men's specialty supplements and diet and energy products. The Company acquired this brand late in fiscal 1998 and is now manufacturing most Action Labs products in-house. The Action Labs brand has a relatively strong presence on the East Coast, including a New York sales office. The packaging of Action Labs products includes the distinctive Action Labs logo and brightly colored text.

    ACTIPET. ActiPet was launched in May of 2000 after more than two years of research and development. This premium line of pet supplements was developed to cater to the growing segment of pet owners. ActiPet products are made with high quality ingredients, using no animal by-products, artificial flavors, artificial colors or preservatives. The ActiPet formulas are reviewed and approved by three veterinarians. The packaging includes an attractive ActiPet logo with signature paw print; dog formulas showcase a dog photo on bright blue labels and cat formulas use maroon labels with a cat photo--both with coordinating colored lids.

    THOMPSON. Thompson started in 1932 as a complete supplement line focused mainly on vitamins and minerals. The Company acquired Thompson in May of 2000 and relaunched the brand in November of 2000. Thompson offers a simple, high quality product line with "Everyday Value Pricing." The product line was expanded to a total of 240 products in the vitamin, mineral, herb and specialty categories. In addition, count sizes were updated to provide a full 30-day supply of product at a value price. Thompson's packaging was completely redesigned with highly-visible product names on bright, grape-colored labels. The Thompson logo is prominently displayed in a band of yellow, gold or green, depending on the product category.

    WOODLAND. Woodland was established in 1975 as one of the first publishers solely dedicated to the natural health field. Originally, Woodland published books by such authors as Bernard Jensen, John Christopher, and Louise Tenney. In 1985, Today's Herbal Health was introduced and is now considered a classic with sales exceeding 750,000 copies. In 1995, The Woodland Health Series was created; the series consists of one-topic booklets and has sold over 4 million copies. With more than 160 titles in print, Woodland continues to be a pioneer in the natural health field.

    HEALTHWAY. Healthway Corporation ("Healthway"), which was established in 1958, was acquired in 1995 as part of the KAL acquisition. The goal of Healthway is to find the highest quality products from around the world and offer them to the consumer.

RESEARCH AND DEVELOPMENT; QUALITY CONTROL

    The Company has a commitment to research and development. The Company believes that product quality and innovation are fundamental to its long-term growth and success. Through its research and development efforts, the Company seeks to (i) test the safety, purity and potency of products, (ii) develop more effective and efficient means of producing ingredients for use in products,
(iii) develop testing methods for ensuring and verifying the consistency of the dosage of ingredients included in the Company's products, (iv) develop new, more effective product delivery forms and (v) develop new products either by combining existing ingredients used in nutritional supplements or identifying new ingredients that can be used in nutritional supplements. The Company's efforts are designed to lead not only to the development of new and improved products, but also to ensure effective manufacturing quality control measures.

    The Company has entered into a cooperative arrangement with Weber State University in Ogden, Utah through which, among other things, the university provides the Company with access to certain laboratory space and equipment. The university has assigned one faculty member as a project director to coordinate projects undertaken at the university facility. The Company also conducts research and development in Company-owned facilities. The Company currently employs various professionals in its research and development and quality control departments with degrees in, among other things, chemistry, microbiology and engineering and, in many cases, have received training in natural health food products. In addition, the Company retains the services of outside laboratories from time to time to validate its product standards and manufacturing protocols.

    The Company's quality control program seeks to ensure the superior quality of the Company's products and that they are manufactured in accordance with current Good Manufacturing Practices ("GMP"). The Company's processing methods are monitored closely to ensure that only quality ingredients are used and to ensure product purity. This monitoring process is both internal and external through third-party inspections. The Company has taken steps toward providing electronic access to GMPs on the manufacturing floor.

SALES AND MARKETING

    The Company promotes demand for its products by educating retailers, who in turn educate consumers, as to the quality and attributes of its natural vitamin, mineral and herbal nutritional supplements and the wide range of its products. The Company's branded products are currently sold in the United States to retailers in the Healthy Foods Channel, which consists of approximately 11,500 stores, including (i) independent health and natural food stores, (ii) health food stores affiliated with local, regional and national health food chains (including healthy food supermarket chains such as Whole Foods and Wild Oats) and (iii) GNC stores. Unlike many of its competitors, the Company does not sell its branded products in the United States to mass market retailers, but instead focuses on sales to the Healthy Foods Channel. The Company believes that its products are attractive to retailers in the Healthy Foods Channel due to factors such as the strength of its brand names, the quality and potency of its products, service and the availability of sales support and educational materials regarding its products. The Company has developed an internet site that provides information about the Company's portfolio of branded lines and the various products within each branded line.

    The Company markets its products through a sales force dedicated to the Healthy Foods Channel. The Company's sales representatives regularly visit each assigned health food store in their respective territories to assist in the solicitation of orders for products and provide related product sales assistance. The Company monitors and periodically updates its payment structure for its sales force in order to ensure that appropriate incentives are provided for sales growth. The Company also sells products directly to certain retailers through its telephone marketing organization. The Action Labs and Thompson products are sold through distributors and supported by a telephone marketing organization. The Company has organized its sales and marketing force under a subsidiary company, NutraBrands, Inc.

    The Company's marketing efforts are focused on educating retailers to enable them to then educate the ultimate consumer about the Company's products. The Company sponsors retailer seminars which the Company believes has made an important contribution to the growth of its brands. Participants receive product education presentations with background information relating to existing products and with special emphasis given to new products. The Company's seminars are designed to foster relationships with the Company's customers in the Healthy Foods Channel and to increase retailer and consumer awareness of the Company's products.

    Au Naturel, Inc. ("Au Naturel") was formed in fiscal 1995 for the purpose of marketing the Company's branded products internationally. During fiscal 2000, Au Naturel marketed products to customers in more than 30 foreign countries. Although Au Naturel is not a product brand, it functions as a separate business unit. Au Naturel markets domestic brands as well as custom formulations that must meet specific product formulation and labeling requirements of certain foreign countries.

    The Company conducts international sales and support in Canada through its Canadian subsidiary. In January of 1999, the Company incorporated Nutra-Force (Barbados) International, Inc. to act as a foreign sales corporation for international sales.

    Monarch and Great Basin Botanicals market bulk materials as well as bulk minerals and herbs in the United States through a separate sales force and internationally both directly to manufacturers and through distributors.

MANUFACTURING

    The Company's manufacturing process generally consists of the following operations (i) sourcing ingredients for products, (ii) measuring ingredients for inclusion in such products, (iii) blending ingredients into a mixture with a homogeneous consistency and (iv) encapsulating, tableting or pouring the blended mixture into the appropriate dosage form using either automatic or semiautomatic equipment. The next step, bottling and packaging, involves placing the product in packaging with appropriate tamper-evident features and sending the packaged product to a distribution point for delivery to retailers. The Company places special emphasis on quality control and conducts inspections throughout the manufacturing process, including raw material verification, homogeneity testing, weight deviation measurements and package quality sampling. See "Research and Development; Quality Control."

    The Company manufactured over 85% of its products in fiscal 2000, based on net sales. By manufacturing the majority of its own products, the Company believes it maintains better control over product quality and availability while also reducing production costs. The Company's manufacturing operations are performed in its facilities located in the greater Ogden, Utah area. The Company also has a working relationship with numerous outside manufacturers and packagers and utilizes these outside sources from time to time. The Company does not have any material backlogs. The Company has organized its manufacturing operations under a subsidiary company, NutraPure, Inc.

    Monarch and Great Basin Botanicals source raw material components, provide contract grinding and milling services, manufacture bulk materials and supply these to the Company and other marketers of nutritional supplements, including, in certain cases, competitors of the Company.

MANAGEMENT INFORMATION AND COMMUNICATION SYSTEMS

    The Company uses a custom computer software system for handling order entry and invoicing, shipping, warehouse operations and customer service inquiries. The system provides product delivery and order information. The Company uses commercially packaged software for manufacturing, inventory management and accounting operations. The Company believes that these systems have improved operating efficiencies and customer service. In addition, the Company has installed an advanced telephone communication system that provides the platform for computer-telephone integration and facilitates intra-company communication.

MATERIALS AND SUPPLIERS

    The Company's purchasing staff includes individuals with product knowledge and experience related to herbs, minerals, bulk products, bottles, caps, labels, packaging and advertising, marketing and selling material and merchandise. The purchasing staff, in cooperation with marketing, product development, formulations and quality control personnel, maintains supplier relationships and gathers market information to inform management of issues that might adversely impact the Company's ability to acquire sufficient quantities of raw materials to meet customer demand. The Company engages in extensive sample testing of raw materials to be incorporated in the Company's products.

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

    Although the Company acquires the majority of its raw materials from domestic suppliers, a number of the Company's products include one or more ingredients that originate outside of the United States. The Company's business is therefore subject to the risks generally associated with doing business outside the United States, such as delays in shipments, embargoes, changes in economic and political conditions, tariffs, foreign exchange rates and trade disputes. The Company's business is also subject to the risks associated with the enactment of United States and foreign legislation and regulations relating to imports and exports, including quotas, duties, taxes or other charges or restrictions that could be imposed upon the importation of products into the United States.

    The Company seeks to mitigate the risk of the shortage of certain raw materials through its relationships with approximately 130 principal suppliers. The Company also manufactures bulk materials to allow more extensive vertical integration and to improve the quality and consistency of ingredients.

DISTRIBUTION

    The Company ships the majority of its products directly to retailers via Federal Express and UPS. Shipments are made from the Company's primary distribution facilities in Ogden, Utah and Memphis, Tennessee. These distribution facilities have been strategically located to ensure priority service to the Company's customers. The Company has negotiated short-term leases with multiple renewal options for these distribution facilities. The Company has organized its distribution operations under a subsidiary company, NutraForce, Inc. The Company also operates a smaller distribution facility in Langley, British Columbia for Canadian sales.

GOVERNMENT REGULATION

    The manufacturing, distribution and sale of dietary supplements such as those sold by the Company are subject to regulation by one or more federal agencies, principally the Food and Drug Administration (the "FDA") and the Federal Trade Commission (the "FTC"), and to a lesser extent the Consumer Product Safety Commission and United States Department of Agriculture. The Company's activities are also regulated by various governmental agencies for the states and localities in which the Company's products are manufactured, distributed or sold, as well as by governmental agencies in certain countries outside the United States in which the Company's products are distributed and sold. Among other matters, regulation by the FDA and FTC is concerned with product safety and claims that refer to a product's ability to treat or prevent disease or other adverse health conditions.

    Federal agencies, primarily the FDA and FTC, have a variety of remedies and processes available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labels or advertising, requiring consumer redress (for example, requiring that a company offer to repurchase products previously sold to consumers), seeking injunctive relief or product seizure and imposing civil penalties or commencing criminal prosecution. In addition, certain state agencies have similar authority, as well as the authority to prohibit or restrict the manufacture or sale of products within their jurisdiction. These federal and state agencies have in the past used these remedies in regulating participants in the dietary supplements industry, including the imposition by federal agencies of civil penalties in the millions of dollars against a few industry participants. There can be no assurance that the regulatory environment in which the Company operates will not change or that such regulatory environment, or any specific action taken against the Company, will not result in a material adverse effect on the Company's business, financial condition or results of operations. In addition, increased sales and publicity of dietary supplements may result in increased regulatory scrutiny of the dietary supplements industry.

    The Dietary Supplement Health and Education Act of 1994 ("DSHEA") was enacted in October 1994, amending the Food, Drug and Cosmetic Act. The Company believes DSHEA is generally favorable to the dietary supplement industry. DSHEA establishes a statutory class of "dietary supplements," which includes vitamins, minerals, herbs, amino acids and other dietary ingredients for human use to supplement the diet. Dietary ingredients on the market as of October 15, 1994 do not require the submission by the manufacturer or distributor of evidence of a history of use or other evidence of safety establishing that the ingredient will reasonably be expected to be safe, but a dietary ingredient which was not on the market as of October 15, 1994 does require such submission of evidence of a history of use or other evidence of safety. Among other things, DSHEA prevents the further regulation of dietary ingredients as "food additives" and allows the use of statements of nutritional support on product labels. The FDA has issued proposed and final regulations in this area and indicates that further guidance and regulations are forthcoming.

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

    The FDA is currently proposing to regulate the sale of nonprescription products containing ephedra, a natural product that contains a small percentage of ephedrine alkaloids that are used in some prescriptions and over the counter stimulants and antihistamines. Various state legislatures and agencies have also expressed concern regarding ephedra-based products. As an example, a Texas regulation requires a comprehensive warning on all labels as well as other label information that is without precedent in the industry. Although the Company has limited SKUs that contain ephedra, the loss of sales of these products or a further limitation in the states and other jurisdictions where these products may be sold could have a material adverse effect on the Company.

    The Drug Enforcement Administration ("DEA") has issued proposed regulations governing the sale of products containing ephedrine alkaloids because of concerns by the DEA that these products may be used in the illegal manufacture of methamphetamines. These proposed regulations would require that certain manufacturers, distributors and retailers who carry covered products register with the DEA and comply with certain requirements. The proposed regulations exempt from registration any products containing 2% or less by weight of ephedrine alkaloids. As of September 30, 2000, all of the Company's products which contain ephedrine alkaloids had 2% or less by weight of ephedrine alkaloids. However, there can be no assurance that the DEA will not modify its proposal or take a more aggressive stance such that some of the Company's products, as well as certain of the Company's customers, might be subject to registration and other requirements. It is possible such a regulation could have a material adverse effect on the Company.

    In November 1998, the FTC announced its new advertising guidelines for the dietary supplement industry, which it labeled "Dietary Supplements: An Advertising Guide for Industry." These guidelines reiterate many of the policies the FTC has periodically announced over the years, including requirements for substantiation of claims made in advertising about dietary supplements.

    The FDA has announced its intent to issue Good Manufacturing Practices guidelines for the dietary supplement industry. The FDA published the industry's proposed GMP guidelines during the past year, but has not yet published its own proposed guidelines.

    The distribution and sale of the Company's products to countries outside the United States is also regulated by the governments of those countries. The Company's plans to commence or expand sales in those countries may be prevented or delayed by such regulation. While compliance with such regulation is generally assumed by the Company's international distributors, the Company assists with such compliance and in many cases may remain liable if the distributor fails to comply. These distributors are independent contractors over whom the Company has limited control. In certain countries, the Company distributes its products through its own subsidiary; in these countries the Company's subsidiary assumes responsibility for compliance with applicable regulations.

    As a result of the Company's efforts to comply with applicable statutes and regulations, the Company has from time to time reformulated, eliminated or relabeled certain of its products and revised certain provisions of its sales and marketing program. The Company cannot predict the nature of any future laws, regulations, interpretations or applications, nor can it determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products, additional record keeping, expanded documentation of the properties of certain products, revised, expanded or different labeling, and/or additional scientific substantiation. Any or all of such requirements could have a material adverse effect on the Company's results of operations and financial condition.

    In December 2000, the Company received notice of intent to file an action concerning an alleged Proposition 65 violation. "Proposition 65" is a California law that mandates certain disclosures and warning labels and that allows litigants or the California Attorney General to recover monetary penalties and/or injunctive relief under certain circumstances. The Company has referred this matter to outside counsel.

    In October 2000, the Company received written notice from the Indiana State Chemist and Seed Commissioner regarding certain products in its ActiPet line. The notice raised issues regarding the labeling and registration requirements for the products under Indiana state law. The Company has responded to the issues and awaits further guidance on the subject.

    In January 1998, Monarch received a written notice alleging that Monarch violated Proposition 65 by not providing appropriate warning statements with respect to the level of lead contained in copper gluconate. This notice alleged that the violation arose from the sale of bulk quantities of copper gluconate to a wholesale customer. The private party that initiated this notice alleged that it purchased some of these bulk products from Monarch's customer. Monarch reached a resolution of this matter with the private party and has had no further communication from the Attorney General of the State of California. However, the FDA contacted the Company regarding this matter and conducted an investigation of the Company's bulk materials subsidiary with the assistance of the Company and its outside counsel. In January of 1999, the Company received grand jury subpoenas regarding documents with respect to the investigation; the Company continues to cooperate with the FDA and the United States Attorney's Office in the investigation of these matters. It is possible that either or both of the foregoing proceedings may result in monetary penalties, adverse publicity, lost sales or a change in the Company's labeling of affected products and could have a material adverse effect on the Company.

    In October 1997, the Company and a number of other suppliers, processors and marketers of dietary supplements received warning letters from the FDA relating to an allegedly contaminated batch of an herb called plantain. These letters claimed that the plantain, which had been shipped to the United States from Europe, had been contaminated with another botanical product with potentially harmful side effects. The letter that the Company received alleged that some of this plantain had been included in a shipment of products that the Company had processed under the tradename Great Basin Botanicals for a third party on a contract basis. The Company has replied to the FDA, explaining that, among other things, it did not own the products or market them for human consumption but simply provided grinding services for the owner of the herbs. The Company further noted to the FDA that it did not process any plantain that could have been incorporated into any products that were actually consumed because the only batch it processed was returned to the supplier/owner following the FDA's initial press releases on this matter. The Company has denied responsibility for any adverse effects and affirmed its commitment to good manufacturing practices. There can be no assurances that the FDA will not take further action and that, if taken, such action will not result in a material adverse effect on the Company. More recently, a private lawsuit has been filed by the distributor against certain suppliers and processors of the plantain; the Company has not been named in the lawsuit.

    In July 1997, the Company received a notice that it may be a defendant along with a number of other participants in the dietary supplement industry in a threatened action by certain private litigants or the Attorney General of the State of California, which alleged that certain products containing fish and salmon oils may be in violation of Proposition 65 for failure to include required warning labels. The Company has learned that the Attorney General of the State of California completed testing of all of the products in question sometime during the early summer of 1998, and has further been advised that the Attorney General would contact each company individually to discuss the results. The Company has not been contacted concerning the results of these tests, nor has the Company received any correspondence or communication from the Attorney General of the State of California or the private party litigant. The Company believes that this issue may have been resolved by the test results. If not, the Company intends to dispute the allegations. However, there can be no assurance that this matter has been completely resolved or that the resolution would not have an adverse impact on the Company's results of operations and financial conditions.

    In March 1993, the staff of the Cleveland Regional Office of the FTC began an investigation into advertising claims made by the seller in the KAL/NaturalMax Acquisition, and made an inquiry to the Company in August 1995 concerning certain products and claims associated with the KAL and NaturalMax product lines. The Company has responded to the FTC and, to the Company's knowledge, the FTC has taken no further action. Although none of these investigations has had a material adverse effect on the Company, there can be no assurance that future regulatory action, if it occurs, will not have such an effect.

    There can be no assurance that the foregoing proceedings or investigations, or any future regulatory proceedings or investigations, will not have a material adverse effect on the Company.

COMPETITION

    The VMS Industry is highly competitive. The Company's principal competitors in the Healthy Foods Channel include a number of large, nationally known manufacturers (such as Twinlab, Solgar, Nature's Plus, Country Life and Nature's
Way) and many smaller manufacturers and distributors of nutritional supplements. Certain of the Company's principal competitors are larger than the Company, have greater access to capital and may be better able to withstand volatile market conditions within the VMS Industry. Moreover, because this industry generally has low barriers to entry, additional competitors could enter the market at any time.

    Private label products of the Company's customers also provide competition to the Company's products. For example, a substantial portion of GNC's vitamin and mineral supplement offerings are products offered under GNC's own private label. Whole Foods, Wild Oats and most large health food stores also sell a portion of their supplement offerings under their own private labels. The Thompson line has been positioned to meet the needs of the Company's customers in this area.

    The Company believes that health food retailers are increasingly likely to align themselves with those companies that offer a wide variety of high quality products, have a loyal customer base, support their brands with strong marketing and education programs and provide consistently high levels of customer service. The Company believes that it competes favorably with other nutritional supplement companies because of its comprehensive line of products and brands, premium brand names, commitment to quality, ability to rapidly introduce innovative products, competitive pricing, strong and effective sales force and distribution strategy and sophisticated marketing and promotional support. The wide variety and diversity of the forms, potencies and categories of the Company's products are important points of differentiation between the Company and many of its competitors.

    Although the Company does not compete in the mass market retail channel of distribution, it is possible that as increasing numbers of companies sell nutritional supplement products in the mass market channels (such as NBTY, Rexall and Weider), these product offerings may affect sales in the Healthy Foods Channel. The Company also competes with distributors that sell products to the Healthy Foods Channel as well as the mass market retail channel (such as United Natural Foods, Tree of Life and Super Nutrition.) In addition, several major pharmaceutical companies have introduced herbal lines in the mass market, including American Home Products (Centrum) and Bayer (One-A-Day). Many of these companies have substantially greater financial and other resources than the Company. In that regard, although the VMS Industry to date has been characterized by many relatively small participants, there can be no assurance that additional national or international companies (which may include additional pharmaceutical companies or additional suppliers to mass merchandisers) will not seek in the future to enter or to increase their presence in the VMS Market. Increased competition in the VMS Market could have a material adverse effect on the Company.

INTELLECTUAL PROPERTY

    The Company owns approximately 100 trademarks that have been registered with the United States Patent and Trademark Office and has filed applications to register additional trademarks. In addition, the Company claims domestic trademark and service mark rights in numerous additional marks used by the Company. The Company owns a number of trademark registrations in countries outside the United States and is in the process of filing additional registration applications in various countries. The Company regards its trademarks and other proprietary rights as valuable assets and believes they make a significant positive contribution to the marketing of its products.

    The Company protects its legal rights concerning its trademarks by appropriate legal action. The Company relies on common law trademark rights to protect its unregistered trademarks. Common law trademark rights do not provide the Company with the same level of protection as afforded by a United States federal registration of a trademark. In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used, while a United States federal registration of a trademark enables the registrant to stop the unauthorized use of the trademark by any third party anywhere in the United States, even if the registrant has never used the trademark in the geographic area wherein the unauthorized use is being made (provided, however, that an unauthorized third-party user has not, prior to the registration date, perfected its common law rights in the trademark in that geographic area). The Company has registered and intends to register its trademarks in certain jurisdictions outside the United States where the Company's products are sold. However, the protection available in such jurisdictions may not be as extensive as the protection available to the Company in the United States.

    The Company is currently involved in trademark infringement litigation relating to its Solar Green mark; the Company is vigorously defending this action; see "Legal Proceedings."

EMPLOYEES

    At September 30, 2000, the Company employed approximately 500 full-time and approximately 70 part-time employees. None of the Company's employees is represented by a collective bargaining unit. The Company believes that it has a good relationship with its employees.

RISK FACTORS

    In addition to the other information contained in this Form 10-K, the following factors should be considered in evaluating whether to buy, sell, or hold Common Stock of the Company:

    RISKS ASSOCIATED WITH GOVERNMENT REGULATION. The formulation, manufacturing, processing, packaging, labeling, advertising, distribution and sale of dietary supplements such as those sold by the Company are subject to regulation by a number of federal, state and foreign agencies, principally, the FDA and the FTC. Among other matters, such regulation is concerned with claims, made with respect to a product, that assert the healing or nutritional value of such product. Such agencies have a variety of remedies and processes available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labels or advertising, requiring consumer redress (for example, by requiring that a company offer to repurchase products previously sold to consumers), seeking injunctive relief or product seizure, imposing civil penalties, or commencing criminal prosecution. Federal and state agencies have in the past used these remedies in regulating participants in the dietary supplements industry, including the imposition by federal agencies of civil penalties in the millions of dollars against a few industry participants. In addition, increased sales and publicity of dietary supplements may result in increased regulatory scrutiny of the nutritional supplements industry. There can be no assurance that the regulatory environment in which the Company operates will not change or that such regulatory environment, or any specific action taken against the Company, will not result in a material adverse effect on the Company's business, financial condition or results of operations. Additional proceedings and issues are outlined under "Business--Government Regulation." There can be no assurance that such proceedings or investigations or any future proceedings or investigations will not have a material adverse effect on the Company.

    NO ASSURANCE OF FUTURE INDUSTRY GROWTH. There can be no assurance that the VMS Market or the Healthy Foods Channel are as large as reported or that projected or expected growth will occur or continue. Market data and projections, such as those presented in this Form 10-K, are inherently uncertain and subject to change. In addition, the underlying market conditions are subject to change based on economic conditions, consumer preferences and other factors that are beyond the Company's control. Recently, various publicly-traded nutritional supplement companies, as well as industry analysts, have announced that there is a slow-down in sales of nutritional supplements. There can be no assurance that an adverse change in size or growth rate of the VMS Market or the Healthy Foods Channel will not have a material adverse effect on the Company.

    RELIANCE ON KEY MANAGEMENT. The operation of the Company requires managerial and operational expertise. In particular, the Company is dependent upon the management and leadership skills of a number of its senior managers, including Frank W. Gay II, Bruce R. Hough, Jeffrey A. Hinrichs, Gary M. Hume and Leslie M. Brown, Jr. Substantially all of the Company's employees are employed "at will." None of the key management employees has a long-term employment contract with the Company and there can be no assurance that such individuals will remain with the Company. The failure of such key personnel to continue to be active in management could have a material adverse effect on the Company. See "Executive Officers of the Registrant." Effective June 2000, William T. Logan, Senior Vice President, Marketing and Sales terminated his employment with the Company due to health considerations. Mr. Logan's responsibilities have been assumed by other management personnel.

    PRODUCT LIABILITY; POTENTIAL ADVERSE PRODUCT PUBLICITY. The Company, like any other retailer, distributor or manufacturer of products that are designed to be ingested, faces an inherent risk of exposure to product liability claims in the event that the use of its products results in injury. In the event that the Company does not have adequate insurance or contractual indemnification, product liability claims could have a material adverse effect on the Company. Like other manufacturers and distributors of nutritional supplements, the Company and its predecessors currently are or have been named as defendants in product liability lawsuits. The successful assertion or settlement of any uninsured claim, a significant number of insured claims, or a claim exceeding the Company's insurance coverage could have a material adverse effect on the Company.

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

    RISKS ASSOCIATED WITH IMPLEMENTATION OF THE BUSINESS
STRATEGY. Implementation of the Company's business strategy is subject to risks and uncertainties, including certain factors that are within the Company's control and other factors that are outside of the Company's control. In addition, certain elements of the Company's business strategy, notably the acquisition of complementary businesses or product lines, could result in significant expenditures of cash and management resources. See "--Risk Associated with Acquisitions." Finally, implementation of the Company's business strategy is subject to risks associated with market and competitive conditions. See "--Competition" and "--No Assurance of Future Industry Growth."

    RISKS ASSOCIATED WITH ACQUISITIONS. The Company has completed eight acquisitions, including the Solaray acquisition, since 1993 and expects to pursue additional acquisitions in the future as a key component of the Company's business strategy. See "Business--General." There can be no assurance that attractive acquisition opportunities will be available to the Company, that the Company will be able to obtain financing for or otherwise consummate any future acquisitions or that any acquisitions which are consummated will prove to be successful. Moreover, acquisitions involve numerous risks, including the risk that the acquired business will not perform in accordance with expectations, difficulties in the integration of the operations and products of the acquired businesses with the Company's other businesses, the diversion of management's attention from other aspects of the Company's business, the risks associated with entering geographic and product markets in which the Company has limited or no direct prior experience and the potential loss of key employees of the acquired business. The acquisition of another business can also subject the Company to liabilities and claims arising out of such business. In addition, future acquisitions would likely require additional financing, which would likely result in an increase in the Company's indebtedness or the issuance of additional capital stock which could be dilutive to holders of Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

    CONTROL AND INFLUENCE BY EXISTING STOCKHOLDERS. Investment funds (the "Bain Capital Funds") controlled by Bain Capital, in conjunction with holdings by Company officers, beneficially own over 50% of the outstanding Common Stock. By virtue of such stock ownership, these parties may be able to exert significant influence over the election of the members of the Company's Board of Directors and to exert significant influence over the affairs of the Company. Such concentration of ownership could also have the effect of delaying, deterring or preventing a change in control of the Company that might otherwise be beneficial to stockholders. In addition, two representatives of Bain Capital currently serve on the Company's Board of Directors. There can be no assurance that conflicts of interest will not arise with respect to such Directors or that such conflicts will be resolved in a manner favorable to the Company.

    VOLATILITY OF STOCK PRICE. The market price of the Common Stock may fluctuate significantly. These fluctuations could result from, among other things, variations in the Company's results of operations, which could be adversely affected by a number of factors (some which are beyond the Company's control), including economic downturns, variations in demand for nutritional supplements, changes in the mix of products sold, price changes in response to competition, increases in the cost of raw materials and possible supply shortages. In particular, the market price of the Common Stock could be materially adversely affected by reports by official or unofficial health and medical authorities and the general media regarding the potential health benefits or detriments of products sold by the Company or of similar products distributed by other companies regardless of whether such reports are scientifically supported and regardless of whether the Company's operating results are likely to be affected by such reports, as well as by consumer perceptions regarding the safety and efficacy of nutritional supplements and consumer preferences generally. In addition, the stock market in general has experienced wide price and volume fluctuations in recent periods, and these fluctuations may be unrelated to the operating performance of the specific issuers whose stock is affected. Furthermore, the stock prices of many publicly-traded companies in the VMS Industry (including Nutraceutical) have experienced a significant downturn; there is no assurance that this trend will change, or not continue to affect any specific company, despite the operating performance of such companies or any individual company.

    SHARES ELIGIBLE FOR FUTURE SALE. No prediction can be made as to the effect, if any, that sales of shares of Common Stock or the availability of shares of Common Stock for sale will have on the market price of the Common Stock from time to time. The sale of a substantial number of shares held by existing stockholders, whether pursuant to subsequent public offerings or otherwise, or the perception that such sales could occur, could adversely affect the market price of the Common Stock and could materially impair the Company's future ability to raise capital through an offering of equity securities.

    CERTAIN ANTI-TAKEOVER EFFECTS. Certain provisions of the Company's Restated Certificate of Incorporation (the "Restated Certificate") and Amended and Restated By-laws (the "By-laws") may inhibit changes in control of the Company not approved by the Company's Board of Directors. These provisions include
(i) a classified Board of Directors, (ii) a prohibition on stockholder action through written consents, (iii) a requirement that special meetings of stockholders be called only by the Board of Directors, (iv) advance notice requirements for stockholder proposals and nominations, (v) limitations on the ability of stockholders to amend, alter or repeal the By-laws and (vi) the authority of the Board to issue without stockholder approval preferred stock, with such terms as the Board may determine. The Company is also afforded the protections of Section 203 of the Delaware General Corporation Law, which could have similar effects.

    RISKS ASSOCIATED WITH COMPETITION. The VMS Industry is highly competitive. Certain of the Company's principal competitors are larger than the Company, have greater access to capital and may be better able to withstand volatile market conditions within the VMS Industry. Moreover, because this industry generally has low barriers to entry, additional competitors could enter the market at any time. Private label products of the Company's customers also provide competition to the Company's products. Although the Company does not compete in the mass market retail channel of distribution, it is possible that as increasing numbers of companies sell nutritional supplement products in the mass market channels, these product offerings may affect sales in the Healthy Foods Channel. In that regard, although the VMS Industry to date has been characterized by many relatively small participants, there can be no assurance that additional national or international companies (which may include additional pharmaceutical companies or additional suppliers to mass merchandisers) will not seek in the future to enter or to increase their presence in the VMS Market. Increased competition in the VMS Market could have a material adverse effect on the Company. See "Business--Competition."

    RISK OF LIMITED SUPPLY SOURCES; DEPENDENCE ON FOREIGN SUPPLIERS. The Company believes that its continued success will depend upon the availability of raw materials that permit the Company to meet its labeling claims, quality control standards and desire for unique ingredients. Due to issues relating to quality or third-party intellectual property rights, a number of the Company's branded products contain one or more ingredients that may only be available from a single source or supplier. In addition, the supply of herbal products is subject to the same risks normally associated with agricultural production, such as climatic conditions, insect infestations and availability of manual labor or equipment for harvesting. Any significant delay in or disruption of the supply of raw materials could substantially increase the cost of such materials, could require product reformulations, the qualification of new suppliers and repackaging and could result in a substantial reduction or termination by the Company of its sales of certain products, any of which could have a material adverse effect upon the Company. Accordingly, there can be no assurance that the disruption of the Company's supply sources will not have a material adverse effect on the Company.

    Although the Company acquires the majority of its raw materials from domestic suppliers, the ingredients of a number of the Company's products include one or more ingredients that originate outside of the United States. The Company's business is therefore subject to the risks generally associated with doing business outside the United States, such as delays in shipments, embargoes, changes in economic and political conditions, tariffs, foreign exchange rates and trade disputes. The Company's business is also subject to the risks associated with the enactment of United States and foreign legislation and regulations relating to imports and exports, including quotas, duties, taxes or other charges or restrictions that could be imposed upon the importation of products into the United States. See "Business--Materials and Suppliers." These factors could result in a delay in or disruption of the supply of certain raw materials and could have the consequences described in the preceding paragraph, any of which could have a material adverse effect on the Company.

    RISKS ASSOCIATED WITH INTERNATIONAL MARKETS. The Company's continued growth is dependent in part upon its ability to expand its operations into new markets, including international markets. The Company may experience difficulty entering new international markets due to greater regulatory barriers, the necessity of adapting to new regulatory systems and problems related to entering new markets with different cultural bases and political systems. Operating in international markets exposes the Company to certain risks, including, among other things:
(i) changes in or interpretations of foreign regulations that may limit the Company's ability to sell certain products or repatriate profits to the United States, (ii) exposure to currency fluctuations, (iii) the potential imposition of trade or foreign exchange restrictions or increased tariffs and
(iv) political instability. As the Company continues to expand its international operations, these and other risks associated with international operations are likely to increase. See "Business--General."

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

ITEM 2. PROPERTIES.

    The following table describes the principal properties of the Company as of September 30, 2000:

PURPOSE                                                        LOCATION           SQUARE FOOTAGE
-------                                                ------------------------   --------------
RRC*.................................................  Ogden, Utah                   360,036
Brand manufacturing**................................  Ogden, Utah                    31,230
Eastern distribution.................................  Memphis, Tennessee             24,700
Monarch manufacturing***.............................  Ogden, Utah                    20,800
Woodland Publishing..................................  Lindon, Utah                   12,820
Brand marketing and product development..............  Park City, Utah                10,446
Administrative offices and customer services***......  Ogden, Utah                     8,855
Executive offices and corporate sales and
 marketing...........................................  Park City, Utah                 6,103
Raw material (honey and powder room)***..............  Ogden, Utah                     5,000
Information systems and data management..............  Park City, Utah                 3,228
                                                       Langley, British
Canadian distribution................................  Columbia                        2,817
Action Labs sales and marketing......................  Long Island, New York           2,499
Research, development and quality control............  Ogden, Utah                     1,813
United Kingdom sales and marketing...................  Brighton, United Kingdom          580

------------------------

* The Company's Rapid Response Center ("RRC") is the central facility where the Company is, and has been, consolidating operations. RRC currently includes raw materials, manufacturing, packaging, distribution and offices.

** With the exception of this property, which is owned by the Company, the Company leases all of the principal properties identified above. Lease terms with respect to such properties end between fiscal years 2001 and 2004, although the Company has negotiated early termination and extension options in many cases. With respect to RRC, the Company also holds certain purchase options.

*** The operations currently housed in these facilities are expected to be moved to the Company's RRC facility in Ogden, Utah.

ITEM 3. LEGAL PROCEEDINGS.

    As discussed in other filings and elsewhere in this Form 10-K, the Company is subject to regulation by a number of federal, state and foreign agencies and is involved in various legal matters arising in the normal course of business. Material legal and regulatory matters referred to in previous filings, as well as new matters, include the following: (i) in March 1996, International Nutrition Company filed suit against, among others, the Company alleging violation of a United States patent for Pycnogenol and related trademarks; in March 2000, the United States District Court awarded summary judgment on behalf of the Company and other defendants with regard to the patent claims and the Plaintiff has appealed the decision to the United States Federal Circuit court,
(ii) in January 1999, the Company was sued by American Home Products, the owner of the Solgar line of dietary supplements; the lawsuit alleges that the Company's registered mark Solar Green infringes on the registered mark Solgar,
(iii) in October 1999, Futurebiotics filed a complaint against the Company in New York State Court alleging a violation of the confidentiality agreement between the parties as it pertains to trade secrets and the Futurebiotics' product "Hair, Skin & Nails," (iv) in December 1999, the Company was sued by Enzymatic Therapy, Inc. and Abulkalam M. Shamsuddin, M.D., claiming, among other things, that the Solaray brand IP-6 product infringes on the plaintiffs' patent rights.

    The FDA and the United States Attorney's Office have continued the investigation of certain matters originating with the January 20, 1998 Proposition 65 notice received by Monarch; the Company has received grand jury subpoenas for documents with respect to the investigation; the Company continues to cooperate with the FDA and the United States Attorney's Office in the investigation of these matters. For more information on regulatory matters, see "Business--Government Regulation."

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

    In the opinion of management, the Company's liability, if any, arising from regulatory and legal proceedings related to these matters, and others in which it is involved, is not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

    None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

    The following table sets forth certain information concerning the executive officers of the Company.

NAME                            AGE                              POSITION
----                          --------   --------------------------------------------------------
Frank W. Gay II.............     55      Director, Chairman of the Board and Chief Executive
                                         Officer
Bruce R. Hough..............     46      President
Jeffrey A. Hinrichs.........     43      Director, Executive Vice President, Chief Operating
                                         Officer and Secretary
Gary M. Hume................     51      Executive Vice President
Leslie M. Brown, Jr.........     36      Senior Vice President, Finance, Chief Financial Officer
                                         and Assistant Secretary

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

    Jeffrey A. Hinrichs has served as Executive Vice President and Chief Operating Officer of the Company since 1994. Prior to joining the Company, Mr. Hinrichs served as President of Solaray from 1993 to 1994 and as Chief Financial Officer, and in other management positions, with Solaray from 1984 to 1993.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS.

MARKET INFORMATION

    The Company's Common Stock is traded on the Nasdaq National Market (the "NNM") under the symbol "NUTR." The Common Stock commenced trading on February 20, 1998. The following table sets forth the high and low closing prices per share for the Common Stock:

                                                                HIGH       LOW
                                                              --------   --------
1998:
Second Quarter (from February 20, 1998).....................   $23.63     $19.88
Third Quarter...............................................    22.25       8.50
Fourth Quarter..............................................    12.75       5.88

1999:
First Quarter...............................................     7.69       4.69
Second Quarter..............................................     6.00       4.06
Third Quarter...............................................     5.38       3.69
Fourth Quarter..............................................     6.38       3.88

2000:
First Quarter...............................................     4.81       3.31
Second Quarter..............................................     4.06       3.38
Third Quarter...............................................     3.75       2.97
Fourth Quarter..............................................     3.69       2.66

2001:
First Quarter (through December 6, 2000)....................     2.94       1.94

HOLDERS

    As of the close of business on December 6, 2000, there were 282 holders of record of Common Stock. The Company believes that it has a significantly larger number of beneficial holders of Common Stock. A recently reported last sale price of the Common Stock on the NNM is set forth on the cover page of this report.

DIVIDENDS

    Since its incorporation in 1993, the Company has neither declared nor paid any cash or other dividends on its Common Stock and does not expect to pay dividends for the foreseeable future. Instead, the Company currently intends to retain earnings to support its growth strategy and reduce indebtedness. Any future determination by the Company to pay dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other factors, the Company's results of operations, financial condition, capital requirements and contractual restrictions, including restrictions specified in the Company's credit agreement dated February 25, 1998 (the "New Credit Agreement").

ITEM 6. SELECTED FINANCIAL DATA.

    The selected financial data presented below were derived from the consolidated financial statements of the Company. This selected financial data should be read in conjunction with

"Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto.

                                                        YEAR ENDED SEPTEMBER 30,
                                     --------------------------------------------------------------
                                        1996         1997         1998         1999         2000
                                     ----------   ----------   ----------   ----------   ----------
                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF
 OPERATIONS DATA:
Net sales..........................  $   83,923   $   98,096   $  104,688   $  106,809   $  106,813
Cost of sales......................      45,099       52,277       57,750       57,261       55,658
                                     ----------   ----------   ----------   ----------   ----------
  Gross profit.....................      38,824       45,819       46,938       49,548       51,155
Operating expenses:
  Selling, general and
    administrative.................      27,308       28,879       31,233       36,644       37,178
  Amortization of intangibles......       1,483        1,346        1,391        1,768        1,735
  Non-recurring payments to
    management advisors............         300          300        1,135           --           --
  One-time payment to executive
    officer........................          --        1,700           --           --           --
                                     ----------   ----------   ----------   ----------   ----------
Income from operations.............       9,733       13,594       13,179       11,136       12,242
Interest expense, net..............       7,126        6,572        3,971        2,493        3,060
                                     ----------   ----------   ----------   ----------   ----------
Income before provision for income
 taxes.............................       2,607        7,022        9,208        8,643        9,182
Provision for income taxes.........       1,056        2,774        3,509        3,370        3,581
                                     ----------   ----------   ----------   ----------   ----------
Net income before extraordinary
 loss..............................       1,551        4,248        5,699        5,273        5,601
Extraordinary loss on early
 extinguishment of debt, net of
 tax...............................          --           --       (3,129)          --           --
                                     ----------   ----------   ----------   ----------   ----------
Net income.........................  $    1,551   $    4,248   $    2,570   $    5,273   $    5,601
                                     ==========   ==========   ==========   ==========   ==========
Net income before extraordinary
 loss per common share, basic......  $     0.17   $     0.46   $     0.53   $     0.45   $     0.49
Net income before extraordinary
 loss per common share, diluted....  $     0.15   $     0.40   $     0.48   $     0.42   $     0.46
Net income per common share,
 basic.............................  $     0.17   $     0.46   $     0.24   $     0.45   $     0.49
Net income per common share,
 diluted...........................  $     0.15   $     0.40   $     0.22   $     0.42   $     0.46
Weighted average shares
 outstanding, basic................   9,308,583    9,308,583   10,806,178   11,729,587   11,509,168
Weighted average shares
 outstanding, diluted..............  10,421,667   10,502,749   11,902,348   12,494,179   12,204,945
OTHER FINANCIAL DATA:
Adjusted EBITDA....................  $   13,118   $   19,563   $   19,410   $   17,082   $   18,307
Capital expenditures (excluding
 acquisitions).....................       5,498        3,652        3,380        7,904        6,552
Cash flows provided by (used in):
  Operating activities.............       4,559        9,363       10,063        6,528       15,604
  Investing activities.............      (5,498)      (3,652)     (17,815)      (9,058)      (8,953)
  Financing activities.............       2,600       (3,617)       5,309        1,423       (5,742)
BALANCE SHEET DATA (AT PERIOD END):
Cash...............................  $    2,321   $    4,415   $    1,967   $      869   $    1,773
Working capital....................      19,727       15,616       24,047       29,249       27,714
Total assets.......................      84,755       90,110      104,308      108,644      108,329
Total debt.........................      63,657       60,259       37,133       38,830       38,022
Stockholders' equity...............      12,091       16,354       51,622       57,290       57,944

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

                                                               YEAR ENDED SEPTEMBER 30,
                                                 ----------------------------------------------------
                                                   1996       1997       1998       1999       2000
                                                 --------   --------   --------   --------   --------
                                                                (DOLLARS IN THOUSANDS)
Net income before extraordinary loss...........  $ 1,551    $ 4,248    $ 5,699    $ 5,273    $ 5,601
Provision for income taxes.....................    1,056      2,774      3,509      3,370      3,581
Interest expense, net(1).......................    7,126      6,572      3,971      2,493      3,060
Depreciation and amortization(2)...............    3,085      3,969      5,096      5,946      6,065
Non-recurring payments to management
  advisors(3)..................................      300        300      1,135         --         --
One-time payment to executive officer(4).......       --      1,700         --         --         --
                                                 -------    -------    -------    -------    -------
Adjusted EBITDA................................  $13,118    $19,563    $19,410    $17,082    $18,307
                                                 =======    =======    =======    =======    =======

------------------------

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

OVERVIEW

    The Company was formed in 1993 by senior management and Bain Capital to effect a consolidation strategy in the fragmented VMS Industry. The Company purchased Solaray in October 1993 with a view toward using it as a platform for future acquisitions of businesses in the VMS Industry. In fiscal 1995, the Company completed three acquisitions: Premier One in October 1994, KAL/NaturalMax in January 1995 and Monarch in September 1995 (collectively, the "Fiscal 1995 Acquisitions"). In fiscal 1998, the Company completed two acquisitions: Action Labs in July 1998 and NutraForce Canada in August 1998 (collectively, the "Fiscal 1998 Acquisitions"). In fiscal 1999, the Company completed two acquisitions: Woodland Publishing, Inc. and Summit Graphics, Inc. in April 1999 (collectively, the "Fiscal 1999 Acquisitions"). In fiscal 2000, the Company completed one acquisition: Thompson in May of 2000 (the "Fiscal 2000 Acquisition").

RESULTS OF OPERATIONS

    The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

                                                                               YEAR ENDED
                                                                             SEPTEMBER 30,
                                                                  ------------------------------------
                                                                    1998          1999          2000
                                                                  --------      --------      --------
Net sales...................................................       100.0%        100.0%        100.0%
Cost of sales...............................................        55.2          53.6          52.1
                                                                   -----         -----         -----
Gross profit................................................        44.8          46.4          47.9
Selling, general and administrative.........................        29.8          34.3          34.8
Amortization of intangibles.................................         1.3           1.7           1.6
Non-recurring payments to management advisors...............         1.1            --            --
                                                                   -----         -----         -----
Income from operations......................................        12.6          10.4          11.5
Interest expense, net.......................................         3.8           2.3           2.9
                                                                   -----         -----         -----
Income before provision for income taxes....................         8.8           8.1           8.6
Provision for income taxes..................................         3.4           3.2           3.4
                                                                   -----         -----         -----
Net income before extraordinary loss........................         5.4           4.9           5.2
Extraordinary loss on early extinguishment of debt, net of
  tax.......................................................        (2.9)           --            --
                                                                   -----         -----         -----
Net income..................................................         2.5%          4.9%          5.2%
                                                                   =====         =====         =====

COMPARISON OF FISCAL 2000 TO FISCAL 1999

    NET SALES. Net sales remained flat at $106.8 million for fiscal 2000 and for fiscal 1999. Net sales of branded products increased by $3.3 million, or 3.5%, to $96.3 million for fiscal 2000 from $93.0 million for fiscal 1999. This increase in net sales of branded products was primarily the result of increased sales volume. The Company believes that the increased volume was primarily attributable to modest industry growth, the success of new product introductions, and to a lesser extent, the Fiscal 1999 Acquisitions. Net sales of bulk materials decreased by $3.3 million, or 23.8%, to $10.5 million for fiscal 2000 from $13.8 million for fiscal 1999. This decrease in net sales of bulk materials was primarily attributable to reduced sales of certain commodity-based materials to key customers.

    GROSS PROFIT. Gross profit increased by $1.7 million, or 3.2%, to $51.2 million for fiscal 2000 from $49.5 million for fiscal 1999. As a percentage of net sales, gross profit increased to 47.9% for fiscal 2000 from 46.4% for fiscal 1999. This increase in gross profit was primarily attributable to improvements in direct material pricing and, to a lesser extent, a shift in sales mix to a higher proportion of branded product sales, which have higher gross profit margins, relative to bulk material sales, which have lower gross profit margins. During fiscal 2000, direct material pricing improved due to new material sources, increased supplier competition and reduced packaging costs, which were higher during fiscal 1999 due to bottle and label conversions associated with the Company's efforts to enhance quality and to comply with labeling laws mandated by the FDA.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $0.6 million, or 1.5%, to $37.2 million for fiscal 2000 from $36.6 million for fiscal 1999. As a percentage of net sales, selling, general and administrative expenses increased to 34.8% for fiscal 2000 from 34.3% for fiscal 1999. This increase in selling, general and administrative expenses as a percentage of net sales was primarily attributable to the Company's investment in sales force conversion (from independent contractors to employees), facility consolidation and the addition of key management personnel.

    AMORTIZATION OF INTANGIBLES. Amortization of intangibles remained relatively flat at $1.7 million for fiscal 2000 from $1.8 million for fiscal 1999. As a percentage of net sales, amortization of intangibles decreased to 1.6% for fiscal 2000 from 1.7% for fiscal 1999.

    INTEREST EXPENSE, NET. Interest expense increased by $0.6 million, or 22.7%, to $3.1 million for fiscal 2000 from $2.5 million for fiscal 1999. As a percentage of net sales, interest expense increased to 2.9% for fiscal 2000 from 2.3% for fiscal 1999. This increase in interest expense was primarily attributable to increased interest rates.

    PROVISION FOR INCOME TAXES. The Company's effective tax rate remained constant at 39.0% for both fiscal 2000 and fiscal 1999. In each fiscal year, the effective tax rate is higher than statutory rates primarily due to state tax considerations.

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

    PROVISION FOR INCOME TAXES. The Company's effective tax rate increased to 39.0% for fiscal 1999 from 38.1% for fiscal 1998. In each fiscal year, the effective tax rate is higher than statutory rates primarily due to state tax considerations.

    EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT. An extraordinary loss on early extinguishment of debt of $3.1 million, net of tax, was recognized in fiscal 1998. This loss was incurred at the time of the Offering in connection with the New Credit Agreement, which was used to extinguish previous debt arising from the Company's previous credit agreement (the "Senior Credit Agreement").

SELECTED QUARTERLY FINANCIAL DATA; SEASONALITY

    The following table sets forth certain quarterly financial data for fiscal 1999 and 2000. This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflects all normally recurring adjustments necessary for fair presentation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

                                               FISCAL 1999                                 FISCAL 2000
                                -----------------------------------------   -----------------------------------------
                                 FIRST      SECOND     THIRD      FOURTH     FIRST      SECOND     THIRD      FOURTH
                                QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                                --------   --------   --------   --------   --------   --------   --------   --------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA: UNAUDITED)
Net sales.....................  $27,213    $27,234    $26,212    $26,150    $27,650    $28,674    $25,552    $24,937
Gross profit..................   12,189     12,818     12,362     12,179     13,132     13,736     12,297     11,990
Net income....................    1,813      1,740        936        784      1,608      1,735      1,212      1,046
Net income per common share:
  Basic.......................  $  0.16    $  0.15    $  0.08    $  0.07    $  0.14    $  0.15    $  0.11    $  0.10
  Diluted.....................  $  0.15    $  0.14    $  0.07    $  0.06    $  0.13    $  0.14    $  0.10    $  0.09

    The Company believes that its business is characterized by minor seasonality. Furthermore, sales to any particular customer can vary substantially from one quarter to the next based on such factors as industry trends, timing of promotional discounts, international economic conditions and acquisition-related activities. Historically, the Company has recorded higher branded products sales volume during the second fiscal quarter due to increased interest in health-related products among consumers following the holiday season. The Company does not believe that the impact of seasonality on its results of operations is material. In addition, the Company's sales of bulk materials are characterized by periodic shipments to certain customers and can vary significantly from quarter to quarter.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operations was $15.6 million, $6.5 million and $10.1 million for the years ended September 30, 2000, 1999 and 1998, respectively. The increase in net cash provided by operations in fiscal 2000 was primarily attributable to lower levels of inventories.

    Net cash used in investing activities was $9.0 million, $9.1 million and $17.8 million for the years ended September 30, 2000, 1999 and 1998, respectively. The Company's investing activities consist primarily of capital expenditures and acquisitions. Capital expenditures during the years ended September 30, 2000, 1999 and 1998 related primarily to manufacturing equipment and information systems and, to a lesser extent, distribution equipment required to expand capacity and improve overall operating efficiency. In fiscal 2000 and 1999, expenditures were incurred related to leasehold improvements at the RRC facility. The Company intends to finance anticipated capital expenditures through internally generated cash flow and, if necessary, through funds provided under the New Credit Agreement.

    Net cash provided by (used in) financing activities was $(5.7) million, $1.4 million and $5.3 million for the years ended September 30, 2000, 1999 and 1998, respectively. The Company's financing activities consist primarily of borrowings and repayments under the Senior Credit Agreement and the New Credit Agreement related to operating needs. In fiscal 2000, the Company's financing activities were significantly impacted by purchases of common stock for treasury and outstanding warrant rights. In fiscal 1998, the Company's financing activities were significantly impacted by proceeds generated in connection with the Offering.

    The New Credit Agreement currently makes $70.0 million of revolving credit borrowings available to the Company. The available revolving credit borrowings are reduced to $65.0 million, $45.0 million and $37.5 million during fiscal 2001, 2002 and 2003, respectively. The reduction during fiscal 2001 occurs quarterly beginning April 30, 2001 with reductions of $2.5 million per quarter for two quarters. Borrowings under the New Credit Agreement are secured by certain assets of the Company and bear interest at the applicable Eurodollar Rate plus a variable margin or at the Federal Funds Rate plus 0.5% plus a variable margin. At September 30, 2000, the applicable interest rate was 8.00%. The Company is also required to pay a variable quarterly fee on the unused balance under the New Credit Agreement. At September 30, 2000, the applicable rate was 0.35%.

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

    A key component of the Company's business strategy is to seek to make additional acquisitions, which will likely require that the Company obtain additional financing, which could include the incurrence of substantial additional indebtedness. The Company believes that borrowings under the New Credit Agreement or a replacement credit facility, together with cash flows from operations, will be sufficient to make required payments under the New Credit Agreement or any such replacement facility, and to make anticipated capital expenditures and fund working capital needs for fiscal 2001.

NEW ACCOUNTING STANDARDS

    The Securities and Exchange Commission issued Staff Accounting Bulletin 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 101") effective for fiscal years beginning after December 15, 1999. SAB 101 reaffirms and provides guidance for standards of revenue recognition in financial statements. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

    The Financial Accounting Standards Board issued FASB Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION ("FIN 44") effective July 1, 2000. FIN 44 provides guidance for certain transactions involving stock compensation. The Company has adopted FIN 44 in its financial statements.

INFLATION

    Inflation affects the cost of raw materials, goods and services used by the Company. In recent years, inflation has been modest. The competitive environment somewhat limits the ability of the Company to recover higher costs resulting from inflation by raising prices. Overall product prices have generally been stable and the Company seeks to mitigate the adverse effects of inflation primarily through improved productivity and cost containment programs. The Company does not believe that inflation has had a material impact on its results of operations for the periods presented, except with respect to payroll-related costs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    Borrowings under the New Credit Agreement bear interest at the applicable Eurodollar Rate plus a variable margin or at the Federal Funds Rate plus 0.5% plus a variable margin. At September 30, 2000, the applicable interest rate was 8.00% and the Company had total borrowings outstanding of $38.0 million. To date, the Company has not obtained interest rate protection with respect to these borrowings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information required by Item 8 is set forth on pages F-1 through F-19 of this Form 10-K. The supplementary financial information required by Item 302 of Regulation S-K is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Selected Quarterly Financial Data; Seasonality."

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

       3.  Financial Statement Schedules.

       Schedule II--Valuation and Qualifying Accounts

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of December 2000.

                                                       NUTRACEUTICAL INTERNATIONAL CORPORATION

                                                       By:   /s/ FRANK W. GAY II
                                                             ----------------------------------------
                                                             Frank W. Gay II
                                                             Chairman of the Board
                                                             and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 29th day of December 2000.

                      SIGNATURE                                           CAPACITY
                      ---------                                           --------
                 /s/ FRANK W. GAY II
     -------------------------------------------       Director, Chairman of the Board and Chief
                   Frank W. Gay II                       Executive Officer

               /s/ JEFFREY A. HINRICHS
     -------------------------------------------       Director, Executive Vice President, Chief
                 Jeffrey A. Hinrichs                     Operating Officer and Secretary

              /s/ LESLIE M. BROWN, JR.
     -------------------------------------------       Senior Vice President, Finance, Chief
                Leslie M. Brown, Jr.                     Financial Officer and Assistant Secretary

                /s/ MICHAEL D. BURKE
     -------------------------------------------       Director
                  Michael D. Burke

                  /s/ ROBERT C. GAY
     -------------------------------------------       Director
                    Robert C. Gay

                /s/ MATTHEW S. LEVIN
     -------------------------------------------       Director
                  Matthew S. Levin

                 /s/ JAMES D. STICE
     -------------------------------------------       Director
                   James D. Stice

                 /s/ J. STEVEN YOUNG
     -------------------------------------------       Director
                   J. Steven Young

                                 EXHIBIT INDEX

NUMBER                                          DESCRIPTION
------                  ------------------------------------------------------------
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

         21.1           Subsidiaries of the Company

         27.1           Financial Data Schedule

------------------------

(1) Incorporated by reference to the applicable exhibit to the Registrant's Registration Statement on Form S-1, Registration No. 333-41909.

(2) Incorporated by reference to the applicable exhibit to the Company's
    Form 10-K filed on December 29, 1998. The Company agrees to furnish supplementally to the Commission a copy of any omitted schedule or exhibit to such agreement upon request by the Commission.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION
                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Financial Statements:

  Report of Independent Accountants.........................     F-2

  Consolidated Balance Sheets at September 30, 1999 and
    2000....................................................     F-3

  Consolidated Statements of Operations for the years ended
    September 30, 1998, 1999 and 2000.......................     F-4

  Consolidated Statements of Cash Flows for the years ended
    September 30, 1998, 1999 and 2000.......................     F-5

  Consolidated Statements of Stockholders' Equity for the
    years ended
    September 30, 1998, 1999 and 2000.......................     F-6

  Notes to Consolidated Financial Statements................     F-7

Financial Statement Schedules:

  For each of the three years in the period ended
    September 30, 2000

  Schedule II--Valuation and Qualifying Accounts

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Nutraceutical International Corporation:

    In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Nutraceutical International Corporation and its subsidiaries at September 30, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Salt Lake City, Utah
November 15, 2000

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash......................................................  $    869   $  1,773
  Accounts receivable, net..................................     9,010      9,551
  Inventories, net..........................................    26,863     24,083
  Prepaid expenses and other current assets.................     1,397        976
  Deferred income taxes.....................................     1,231      1,162
                                                              --------   --------
    Total current assets....................................    39,370     37,545
Property, plant and equipment, net..........................    14,752     16,939
Goodwill, net...............................................    53,422     53,068
Other non-current assets, net...............................     1,100        777
                                                              --------   --------
                                                              $108,644   $108,329
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligations..............  $     57   $     22
  Accounts payable..........................................     6,879      6,418
  Accrued expenses..........................................     3,185      3,391
                                                              --------   --------
    Total current liabilities...............................    10,121      9,831
Long-term debt..............................................    38,750     38,000
Capital lease obligations...................................        23         --
Deferred income taxes, net..................................     2,460      2,554
                                                              --------   --------
    Total liabilities.......................................    51,354     50,385
                                                              --------   --------
Commitments and contingencies (Notes 10, 14 and 16)

Stockholders' equity:
  Common Stock, $0.01 par value, 50,000,000 shares
    authorized, 11,791,295 shares issued and outstanding at
    September 30, 1999, 11,823,391 shares issued and
    10,905,104 shares outstanding at September 30, 2000.....       118        118
  Preferred Stock, $0.01 par value, 5,000,000 shares
    authorized, no shares issued and outstanding at
    September 30, 1999 and 2000.............................        --         --
  Additional paid-in capital................................    42,637     41,012
  Retained earnings.........................................    14,504     20,105
  Cumulative translation adjustment.........................        31         18
  Treasury stock at cost, 918,287 shares at September 30,
    2000....................................................        --     (3,309)
                                                              --------   --------
    Total stockholders' equity..............................    57,290     57,944
                                                              --------   --------
                                                              $108,644   $108,329
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       YEARS ENDED
                                                                      SEPTEMBER 30,
                                                           ------------------------------------
                                                              1998         1999         2000
                                                           ----------   ----------   ----------
Net sales................................................  $  104,688   $  106,809   $  106,813
Cost of sales............................................      57,750       57,261       55,658
                                                           ----------   ----------   ----------
  Gross profit...........................................      46,938       49,548       51,155
                                                           ----------   ----------   ----------
Operating expenses:
  Selling, general and administrative....................      31,233       36,644       37,178
  Amortization of intangibles............................       1,391        1,768        1,735
  Non-recurring payments to management advisors..........       1,135           --           --
                                                           ----------   ----------   ----------
                                                               33,759       38,412       38,913
                                                           ----------   ----------   ----------
Income from operations...................................      13,179       11,136       12,242
Interest expense, net....................................       3,971        2,493        3,060
                                                           ----------   ----------   ----------
Income before provision for income taxes.................       9,208        8,643        9,182
Provision for income taxes...............................       3,509        3,370        3,581
                                                           ----------   ----------   ----------
Net income before extraordinary loss.....................       5,699        5,273        5,601
Extraordinary loss on early extinguishment of debt, net
  of tax.................................................      (3,129)          --           --
                                                           ----------   ----------   ----------
Net income...............................................  $    2,570   $    5,273   $    5,601
                                                           ==========   ==========   ==========
Net income before extraordinary loss per common share:
  Basic..................................................  $     0.53   $     0.45   $     0.49
  Diluted................................................  $     0.48   $     0.42   $     0.46
Extraordinary loss per common share:
  Basic..................................................  $    (0.29)  $       --   $       --
  Diluted................................................  $    (0.26)  $       --   $       --
Net income per common share:
  Basic..................................................  $     0.24   $     0.45   $     0.49
  Diluted................................................  $     0.22   $     0.42   $     0.46
Weighted average common shares outstanding:
  Basic..................................................  10,806,178   11,729,587   11,509,168
  Diluted................................................  11,902,348   12,494,179   12,204,945

  The accompanying notes are an integral part of these consolidated financial statements.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       YEARS ENDED
                                                                      SEPTEMBER 30,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Cash flows from operating activities:
  Net income................................................  $ 2,570     $5,273     $5,601
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization (includes amortization of
      inventory write-up of $381 and $92 during 1998 and
      1999, respectively)...................................    5,096      5,946      6,065
    Amortization of debt issuance costs.....................      468        215        215
    Extraordinary loss on early extinguishment of debt, net
      of tax................................................    3,129         --         --
    Loss on disposal of property, plant and equipment.......        7         44         36
    Changes in assets and liabilities, net of effects from
      acquisitions:
      Accounts receivable, net..............................     (456)       245       (541)
      Inventories, net......................................   (2,460)    (2,616)     3,723
      Prepaid expenses and other current assets.............     (453)       251        421
      Deferred income taxes.................................      520        479        357
      Other non-current assets..............................     (305)       468         90
      Accounts payable......................................    1,960     (2,852)      (461)
      Accrued expenses......................................      (13)      (925)        98
                                                              -------     ------     ------
        Net cash provided by operating activities...........   10,063      6,528     15,604
                                                              -------     ------     ------
Cash flows from investing activities:
  Proceeds from the sale of property and equipment..........       --         33         --
  Purchases of property and equipment.......................   (3,380)    (7,904)    (6,552)
  Acquisitions of businesses................................  (14,435)    (1,187)    (2,401)
                                                              -------     ------     ------
        Net cash used in investing activities...............  (17,815)    (9,058)    (8,953)
                                                              -------     ------     ------
Cash flows from financing activities:
  Proceeds from long-term debt..............................   46,450      4,750      3,500
  Payments on long-term debt................................  (71,955)    (3,000)    (4,250)
  Principal payments on capital lease obligations...........     (181)       (53)       (58)
  Payment of deferred financing fees........................   (1,058)        --         --
  Prepayment penalty and fees on early extinguishment of
    debt....................................................     (632)        --         --
  Receipts of subscriptions receivable......................       55         --         --
  Proceeds from issuances of common stock...................   32,931        117        101
  Purchase of warrant rights................................       --         --     (1,726)
  Purchases of common stock for treasury....................     (301)      (391)    (3,309)
                                                              -------     ------     ------
        Net cash provided by (used in) financing
          activities........................................    5,309      1,423     (5,742)
                                                              -------     ------     ------
Effect of exchange rate changes on cash.....................       (5)         9         (5)
                                                              -------     ------     ------
Net increase (decrease) in cash.............................   (2,448)    (1,098)       904
Cash at beginning of period.................................    4,415      1,967        869
                                                              -------     ------     ------
Cash at end of period.......................................  $ 1,967     $  869     $1,773
                                                              =======     ======     ======
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest................................................  $ 3,882     $2,124     $3,318
    Income taxes............................................  $   874     $3,523     $3,251

  The accompanying notes are an integral part of these consolidated financial statements.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                     ACCUMULATED
                                        COMMON STOCK        ADDITIONAL                                  OTHER
                                    ---------------------    PAID-IN     SUBSCRIPTIONS   RETAINED   COMPREHENSIVE   TREASURY
                                      SHARES      AMOUNT     CAPITAL      RECEIVABLE     EARNINGS      INCOME        STOCK
                                    ----------   --------   ----------   -------------   --------   -------------   --------
Balance at October 1, 1997........   9,308,583       93         9,609         (55)         6,707          --             --
Net income........................          --       --            --          --          2,570          --             --
Cumulative translation
  adjustment......................          --       --            --          --             --          13             --
Total comprehensive income........
Issuances of common stock.........   2,456,296       25        32,906          --             --          --             --
Receipts of subscriptions
  receivable......................          --       --            --          55             --          --             --
Purchases of common stock for
  treasury........................          --       --            --          --             --          --           (301)
                                    ----------     ----       -------         ---        -------         ---        -------
Balance at September 30, 1998.....  11,764,879      118        42,515          --          9,277          13           (301)
Net income........................          --       --            --          --          5,273          --             --
Cumulative translation
  adjustment......................          --       --            --          --             --          18             --
Total comprehensive income........
Issuances of common stock.........      26,416       --           122          --             --          --             --
Purchases of common stock for
  treasury........................          --       --            --          --             --          --           (391)
Issuance of common stock from
  treasury........................          --       --            --          --            (46)         --            692
                                    ----------     ----       -------         ---        -------         ---        -------
Balance at September 30, 1999.....  11,791,295      118        42,637          --         14,504          31             --
Net income........................          --       --            --          --          5,601          --             --
Cumulative translation
  adjustment......................          --       --            --          --             --         (13)            --
Total comprehensive income........
Issuances of common stock.........      32,096       --           101          --             --          --             --
Purchases of common stock for
  treasury........................          --       --            --          --             --          --         (3,309)
Purchase of warrant rights........          --       --        (1,726)         --             --          --             --
                                    ----------     ----       -------         ---        -------         ---        -------
Balance at September 30, 2000.....  11,823,391     $118       $41,012         $--        $20,105         $18        $(3,309)
                                    ==========     ====       =======         ===        =======         ===        =======


                                        TOTAL
                                    STOCKHOLDERS'
                                       EQUITY
                                    -------------
Balance at October 1, 1997........      16,354
Net income........................       2,570
Cumulative translation
  adjustment......................          13
                                       -------
Total comprehensive income........       2,583
Issuances of common stock.........      32,931
Receipts of subscriptions
  receivable......................          55
Purchases of common stock for
  treasury........................        (301)
                                       -------
Balance at September 30, 1998.....      51,622
                                       -------
Net income........................       5,273
Cumulative translation
  adjustment......................          18
                                       -------
Total comprehensive income........       5,291
Issuances of common stock.........         122
Purchases of common stock for
  treasury........................        (391)
Issuance of common stock from
  treasury........................         646
                                       -------
Balance at September 30, 1999.....      57,290
Net income........................       5,601
Cumulative translation
  adjustment......................         (13)
                                       -------
Total comprehensive income........       5,588
Issuances of common stock.........         101
Purchases of common stock for
  treasury........................      (3,309)
Purchase of warrant rights........      (1,726)
                                       -------
Balance at September 30, 2000.....     $57,944
                                       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. DESCRIPTION OF BUSINESS

    Nutraceutical International Corporation (the "Company") is a manufacturer and marketer of quality branded products sold to health food stores. The Company sells its branded products under the widely recognized
SOLARAY-Registered Trademark-, KAL-Registered Trademark-, NATURALMAX-TM-, VEGLIFE-Registered Trademark-, PREMIER ONE-Registered Trademark-, SOLAR GREEN-TM-, NATURAL SPORT-TM-, ACTIPET-TM-, ACTION LABS-Registered Trademark- and THOMPSON-Registered Trademark- brand names to health food stores in the United States, and to distributors and stores worldwide. Under the name Woodland, the Company markets a line of books and booklets to, among others, book distributors, national retail bookstores and health food stores. In addition to branded products, Nutraceutical manufactures bulk materials for use in its own products and for sale to other manufacturers and marketers in the nutritional supplement industry.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of the Company and its subsidiaries. The operating results of acquired businesses have been consolidated from their respective dates of acquisition (Note 3). All significant intercompany transactions and balances have been eliminated.

    USE OF ESTIMATES -- The preparation of these financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Estimates include reserves for customer returns and allowances, uncollectible accounts receivable and obsolete and slow moving inventories. Actual results could differ from these estimates.

    FAIR VALUE OF FINANCIAL INSTRUMENTS -- The fair value of financial instruments, including cash, accounts receivable, other current assets, accounts payable, accrued expenses and debt, approximates their respective book values.

    CASH -- Substantially all of the Company's cash is held by one bank at September 30, 2000. The Company does not believe that, as a result of this concentration, it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

    INVENTORIES -- Inventories include freight-in, materials, labor and overhead costs and are stated at the lower of cost or market, cost being determined by a moving weighted average under the first-in, first-out method.

    PROPERTY, PLANT AND EQUIPMENT -- Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets. Expenditures for renewals and betterments are capitalized while maintenance and repairs are charged to operations in the periods incurred. Upon sale or disposal of any asset, the historical cost and related accumulated depreciation of such asset are removed from their respective accounts and any gain or loss is recorded in the Consolidated Statements of Operations.

    GOODWILL -- The excess of purchase price over fair market value of assets acquired and liabilities assumed in acquisition transactions is classified as goodwill and is being amortized using the straight-line method over periods ranging from 20 to 40 years. The Company evaluates the

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) recoverability of goodwill using undiscounted future cash flows whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The amount of goodwill impairment, if any, is measured based on discounted future net cash flows using a discount rate reflecting the Company's average cost of funds. To date, no impairments of goodwill have been recorded as a result of these evaluations.

    DEFERRED FINANCING FEES -- The Company deferred certain debt issuance costs related to the establishment of a new credit agreement (Note 9). These costs are capitalized in other non-current assets and are being amortized using the effective interest rate method over the life of the agreement.

    COMMON STOCK -- On February 19, 1998, the Company completed an initial public offering (the "Offering") of its common stock ("Common Stock"), par value $0.01 per share.

    FOREIGN CURRENCY TRANSLATION -- All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at fiscal year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal year. The resulting translation adjustments are recorded as a component of stockholders' equity.

    REVENUE RECOGNITION -- A sale is recognized upon shipment of merchandise to a customer. Provision is made for estimated customer returns and allowances at the time of sale.

    SHIPPING COSTS -- The cost of shipping merchandise to customers is classified as a selling, general and administrative expense in the Consolidated Statements of Operations.

    RESEARCH AND DEVELOPMENT -- The Company expenses research and development costs as incurred. For the years ended September 30, 1998, 1999 and 2000, the Company incurred $842, $900 and $657, respectively, in research and development expenditures. These costs are included in general and administrative expenses for the respective periods.

    ADVERTISING -- The Company expenses advertising costs as incurred. These costs are included in selling, general and administrative expenses for the respective periods in the Consolidated Statements of Operations.

    INCOME TAXES -- The Company accounts for income taxes using the asset and liability method as prescribed by Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES ("SFAS 109"). SFAS 109 requires the Company to record deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in different periods for financial statements versus tax returns.

    ACCOUNTING FOR STOCK-BASED COMPENSATION -- The Company has adopted Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"). The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and provides pro forma disclosures of net income and net income per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense (Note 12).

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    CONCENTRATIONS OF CREDIT RISK -- In the normal course of business, the Company provides credit terms to its customers; however, collateral is not required. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations. From time to time, a higher concentration of credit risk may exist on outstanding accounts receivable for a select number of customers depending on individual buying patterns. At September 30, 1999 and 2000, no customer accounted for more than 10 percent of trade accounts receivable. Furthermore, no customer accounted for more than 10 percent of net sales in any of the three years ended September 30, 2000.

3. ACQUISITIONS

    ACQUISITIONS -- On July 20, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Action Labs, Inc. and on August 31, 1998, the Company acquired all of the outstanding stock of Ahmed's Sun Force International Products Inc., now known as NutraForce (Canada) International, Inc. (collectively referred to as the "Fiscal 1998 Acquisitions"). On April 1, 1999, the Company acquired all of the outstanding stock of Woodland Publishing, Inc. and acquired substantially all of the assets and assumed certain liabilities of Summit Graphics, Inc. (collectively referred to as the "Fiscal 1999 Acquisitions"). On May 26, 2000, the Company acquired certain assets of Rexall Sundown, Inc.'s Thompson Nutritional Products business (referred to as the "Fiscal 2000 Acquisition"). These acquisitions were accounted for using the purchase method of accounting. Accordingly, the purchase price assigned to the assets acquired and liabilities assumed was their fair market values at their respective dates of acquisition. The excess of the purchase price over the fair market values of the assets acquired and liabilities assumed has been classified as goodwill and is being amortized using the straight-line method. The Consolidated Statements of Operations and Consolidated Statements of Cash Flows presented herein include the activities of these acquired businesses from their respective dates of acquisition.

    The aggregate purchase price for the Fiscal 1999 Acquisitions totaled $1,837, consisting of cash of $1,187 and 100,000 shares of Common Stock. The aggregate purchase price for the Fiscal 2000 Acquisition was $2,401 and was paid in cash. The following reflects the allocation of the aggregate purchase price for the Fiscal 1999 Acquisitions and the Fiscal 2000 Acquisition to the aggregate assets acquired and the liabilities assumed:

                                                        FISCAL 1999    FISCAL 2000
                                                        ACQUISITIONS   ACQUISITION
                                                        ------------   -----------
Aggregate assets acquired and liabilities assumed:
  Current assets, net.................................         509        1,273
  Property, plant and equipment.......................         241           --
  Goodwill............................................       1,237        1,228
  Current liabilities.................................        (150)        (100)
                                                            ------       ------
Total.................................................      $1,837       $2,401
                                                            ======       ======

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

4. ACCOUNTS RECEIVABLE, NET

    Accounts receivable, net, consist of the following:

                                                               SEPTEMBER 30,
                                                            -------------------
                                                              1999       2000
                                                            --------   --------
Accounts receivable.......................................  $10,163    $10,807
Less allowances...........................................   (1,153)    (1,256)
                                                            -------    -------
                                                            $ 9,010    $ 9,551
                                                            =======    =======

5. INVENTORIES, NET

    Inventories, net of reserves for obsolete and slow moving inventories, are comprised of the following:

                                                               SEPTEMBER 30,
                                                            -------------------
                                                              1999       2000
                                                            --------   --------
Raw materials.............................................  $ 7,491    $ 8,277
Work-in-process...........................................    7,151      4,242
Finished goods............................................   12,221     11,564
                                                            -------    -------
                                                            $26,863    $24,083
                                                            =======    =======

    In connection with the Fiscal 1999 Acquisitions and the Fiscal 2000 Acquisition (Note 3), acquired inventories were valued at fair market value to reflect the net realizable value of these inventories as of their respective acquisition dates. The amount ascribed in excess of historical cost (write-up) was $92 and $0 for the years ended September 30, 1999 and 2000, respectively, and was charged to cost of sales in the accompanying Consolidated Statements of Operations as the inventories were sold.

6. PROPERTY, PLANT AND EQUIPMENT, NET

    Property, plant and equipment, net, are comprised of the following:

                                                 ESTIMATED       SEPTEMBER 30,
                                                USEFUL LIFE   -------------------
                                                  (YEARS)       1999       2000
                                                -----------   --------   --------
Land..........................................          --    $    422   $    422
Building......................................          30       1,826      1,872
Leasehold improvements........................        1-10       5,097      7,690
Furniture, fixtures and equipment.............        3-10      19,588     21,059
                                                              --------   --------
                                                                26,933     31,043
Less accumulated depreciation and
  amortization................................                 (12,181)   (14,104)
                                                              --------   --------
                                                              $ 14,752   $ 16,939
                                                              ========   ========

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

6. PROPERTY, PLANT AND EQUIPMENT, NET (CONTINUED)

    At September 30, 1999 and 2000, furniture, fixtures and equipment included $327 of leased equipment with an accumulated amortization balance of $252 and $303, respectively. Certain property and equipment collateralize debt obligations (Note 9).

    Depreciation and amortization of property, plant and equipment totaled $3,324, $4,086 and $4,330 for the years ended September 30, 1998, 1999 and 2000, respectively.

7. GOODWILL, NET

    Goodwill, net, is comprised of the following:

                                                               SEPTEMBER 30,
                                                            -------------------
                                                              1999       2000
                                                            --------   --------
Goodwill..................................................  $59,641    $61,005
Less accumulated amortization.............................   (6,219)    (7,937)
                                                            -------    -------
                                                            $53,422    $53,068
                                                            =======    =======

8. ACCRUED EXPENSES

    Accrued expenses are comprised of the following:

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Employee payroll, taxes, benefits, and performance
  incentives................................................   $2,050     $2,533
Other accrued expenses......................................    1,135        858
                                                               ------     ------
                                                               $3,185     $3,391
                                                               ======     ======

9. LONG-TERM DEBT

    Long-term debt is comprised of the following:

                                                               SEPTEMBER 30,
                                                            -------------------
                                                              1999       2000
                                                            --------   --------
Revolving Credit Facility.................................  $38,750    $38,000
                                                            =======    =======

    DEBT TRANSACTIONS

    On February 25, 1998, the Company replaced its senior credit agreement under which the Company had outstanding borrowings of $60,178 (before unamortized discount of $2,454), with a new credit agreement (the "New Credit Agreement"). The company realized an extraordinary loss on the early extinguishment of its senior credit agreement of $3,129, net of tax of $1,804.

    The New Credit Agreement currently makes $70,000 of revolving credit borrowings available to the Company. The available revolving credit borrowings are reduced to $65,000, $45,000 and $37,500 during

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

9. LONG-TERM DEBT (CONTINUED)
fiscal 2001, 2002 and 2003, respectively. The reduction during fiscal 2001 occurs quarterly beginning April 30, 2001 with reductions of $2.5 million per quarter for two quarters. Borrowings under the New Credit Agreement are secured by certain assets of the Company and bear interest at the applicable Eurodollar Rate plus a variable margin or at the Federal Funds Rate plus 0.5% plus a variable margin. At September 30, 2000, the applicable interest rate was 8.00%. The Company is also required to pay a variable quarterly fee on the unused balance under the New Credit Agreement. At September 30, 2000, the applicable rate was 0.35%. Accrued interest on Federal Funds Rate borrowings is payable quarterly. Accrued interest on Eurodollar Rate borrowings is payable based on an elected interval of one, two or three months. The Company is required to repay all principal outstanding under the New Credit Agreement in 2003. Accordingly, the outstanding principal balance at September 30, 2000 was classified as long-term debt.

    The New Credit Agreement contains restrictive covenants, including restrictions on incurring other indebtedness, limitations on capital expenditures and requirements that the Company maintain certain financial ratios and profitability measures. Upon the occurrence of an event of default, the lender may require the Company to repay all amounts borrowed under the New Credit Agreement and may proceed against the collateral.

10. LEASE COMMITMENTS AND OBLIGATIONS

    The Company leases office and warehouse facilities under non-cancelable operating leases ending between fiscal years 2001 and 2004, although the Company has negotiated early termination and extension options in many cases. These operating leases require the Company to pay all taxes, insurance and maintenance. The Company also leases certain manufacturing and laboratory equipment under capital leases.

    The following summarizes future minimum lease payments required under capital and non-cancelable operating leases:

                                                          CAPITALIZED   OPERATING
YEAR ENDING SEPTEMBER 30,                                   LEASES       LEASES
-------------------------                                 -----------   ---------
  2001..................................................     $ 23        $  836
  2002..................................................       --           515
  2003..................................................       --            56
  2004..................................................       --            32
  2005..................................................       --            --
  Thereafter............................................       --            --
                                                             ----        ------
Future minimum lease payments...........................       23        $1,439
                                                                         ======
Less amounts representing interest......................       (1)
                                                             ----
Present value of future minimum lease payments..........       22
Less amounts due within one year........................      (22)
                                                             ----
Amounts due after one year..............................     $ --
                                                             ====

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

10. LEASE COMMITMENTS AND OBLIGATIONS (CONTINUED)
    Total rent expense incurred by the Company under non-cancelable operating leases for the years ended September 30, 1998, 1999 and 2000 was $1,142, $1,242 and $1,030, respectively.

11. INCOME TAXES

    The provision for income taxes is comprised of the following:

                                                                       YEARS ENDED
                                                                      SEPTEMBER 30,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Current:
  Federal...................................................   $  862     $2,682     $2,681
  State.....................................................      133        385        614
Deferred:
  Federal...................................................      647        276        261
  State.....................................................       63         27         25
                                                               ------     ------     ------
                                                               $1,705     $3,370     $3,581
                                                               ======     ======     ======

    The provision for income taxes for 1998 consisted of a provision of $3,509 resulting from income before provision for income taxes offset by a benefit of $1,804 resulting from the extraordinary loss on early extinguishment of debt.

    A summary of the composition of net deferred income tax assets and liabilities is as follows:

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
ASSETS
Inventory differences.......................................   $  669     $  573
Accounts receivable reserves................................      380        451
Accrued liabilities.........................................      180        138
Other.......................................................        2         --
                                                               ------     ------
Current deferred income tax assets..........................   $1,231     $1,162
                                                               ======     ======
LIABILITIES
Amortization of intangibles.................................   $2,560     $3,168
Depreciation................................................     (100)      (614)
                                                               ------     ------
Long-term deferred income tax liabilities, net..............   $2,460     $2,554
                                                               ======     ======

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

11. INCOME TAXES (CONTINUED)
    The differences between income taxes at the statutory federal income tax rate and income taxes reported in the Consolidated Statements of Operations are as follows:

                                                                       YEARS ENDED
                                                                      SEPTEMBER 30,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Federal tax at statutory rate...............................   $1,454     $2,939     $3,122
State tax, net of federal benefit...........................      152        280        460
Non-deductible expenses.....................................      113        150        155
Foreign sales corporation benefit...........................       --         --       (156)
Other.......................................................      (14)         1         --
                                                               ------     ------     ------
                                                               $1,705     $3,370     $3,581
                                                               ======     ======     ======

12. CAPITAL STOCK

    DESCRIPTION OF CAPITAL STOCK -- At September 30, 2000, the Company had two authorized classes of stock: Common Stock with a par value of $0.01 per share and Preferred Stock with a par value of $0.01 per share.

    The following table provides a reconciliation of basic common shares, which represent the weighted average number of common shares outstanding without regard to potential common shares, to diluted weighted average common shares, which includes all such shares:

                                                                       YEARS ENDED
                                                                      SEPTEMBER 30,
                                                           ------------------------------------
                                                              1998         1999         2000
                                                           ----------   ----------   ----------
Net income (Numerator):
  Net income before extraordinary loss...................  $    5,699   $    5,273   $    5,601
  Extraordinary loss on early extinguishment of debt, net
    of tax...............................................      (3,129)          --           --
                                                           ----------   ----------   ----------
  Net income.............................................  $    2,570   $    5,273   $    5,601
                                                           ==========   ==========   ==========
Weighted average common shares (Denominator):
  Basic weighted average common shares...................  10,806,178   11,729,587   11,509,168
  Dilutive effect of stock options and warrants..........   1,096,170      764,592      695,777
                                                           ----------   ----------   ----------
  Diluted weighted average common shares.................  11,902,348   12,494,179   12,204,945
                                                           ==========   ==========   ==========
Net income before extraordinary loss per common share:
  Basic..................................................  $     0.53   $     0.45   $     0.49
  Diluted................................................  $     0.48   $     0.42   $     0.46
Extraordinary loss per common share:
  Basic..................................................  $    (0.29)  $       --   $       --
  Diluted................................................  $    (0.26)  $       --   $       --
Net income per common share:
  Basic..................................................  $     0.24   $     0.45   $     0.49
  Diluted................................................  $     0.22   $     0.42   $     0.46

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

12. CAPITAL STOCK (CONTINUED)
    STOCK WARRANTS -- As part of the Solaray, Inc. acquisition, the Company issued detachable stock warrants that entitle the holder to purchase 993,393 shares of Common Stock at an exercise price of $0.01 per share, of which 302,947 warrants were exercised in connection with the Offering. The aggregate estimated fair market value of these warrants on the date of issuance was $292. On September 28, 2000, the Company purchased and cancelled the remaining 690,446 warrants. As part of the Premier One Products, Inc. and Makers of KAL, Inc. and Makers of KAL, B.V. acquisitions, the Company issued warrants to purchase 163,976 shares of Common Stock at exercise prices ranging from $4.86 to $4.91 per share, which were considered to be the estimated fair market values per share of the Common Stock at the respective dates of issuance. These warrants expire in January 2005.

    STOCK OPTIONS -- During November 1994, the Company issued 301,164 options to certain key executives at an exercise price of $3.45, which was considered to be the estimated fair market value of the Company's stock at the date of grant. These grants, which are fully vested and exercisable, expire no later than the tenth anniversary of the date of grant.

    STOCK OPTION PLANS -- During the year ended September 30, 1995, the Company's Board of Directors adopted the 1995 Stock Option Plan (the "1995 Option Plan"). The 1995 Option Plan provides for granting options to executives and key employees of the Company and its subsidiaries to purchase Common Stock. In aggregate, 225,873 shares have been reserved for issuance under the 1995 Option Plan.

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

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

12. CAPITAL STOCK (CONTINUED)

    The following grants have been made under the 1995 Option Plan, the 1998 Stock Plan and the Director Option Plan:

                                                            NUMBER OF   AVERAGE PRICE    AGGREGATE
                                                             OPTIONS      PER SHARE     OPTION PRICE
                                                            ---------   -------------   ------------
Outstanding at October 1, 1997............................   168,276         $ 5           $  925
Granted...................................................   314,074          16            5,105
Exercised.................................................        --          --               --
Forfeited and/or Expired..................................   (20,580)         16             (336)
                                                             -------         ---           ------
Outstanding at September 30, 1998.........................   461,770          12            5,694
                                                             -------         ---           ------
Granted...................................................   161,550           5              770
Exercised.................................................        --          --               --
Forfeited and/or Expired..................................   (49,660)         12             (611)
                                                             -------         ---           ------
Outstanding at September 30, 1999.........................   573,660          10            5,853
                                                             -------         ---           ------
Granted...................................................    26,400           4               95
Exercised.................................................        --          --               --
Forfeited and/or Expired..................................   (29,934)         13             (390)
                                                             -------         ---           ------
Outstanding at September 30, 2000.........................   570,126         $10           $5,558
                                                             =======         ===           ======

    Options granted prior to the Offering were issued at exercise prices that represented management's estimates of the fair market value per share of Common Stock at the respective grant dates. Options granted since the Offering were issued at exercise prices that represented the fair market value per share of Common Stock at the respective grant dates. The 1995 Option Plan grants vest over a period of four years and expire on the tenth anniversary of the date of grant. The 1998 Stock Inventive Plan grants vest over a period of two to four years and expire no later than the tenth anniversary of the date of grant. The Director Option Plan grants vest over a period of approximately three years and expire no later than the tenth anniversary of the date of grant. Grants that are forfeited and/or expired are available for future issuance under these plans.

    The following table sets forth data related to exercise prices and lives for option grants made under the 1995 Option Plan, the 1998 Stock Plan and the Director Option Plan:

                                                                  SEPTEMBER 30, 2000
                                               ---------------------------------------------------------
                                                         OPTIONS                       OPTIONS
                                                       OUTSTANDING                   EXERCISABLE
                                               ---------------------------   ---------------------------
                                                          WEIGHTED-AVERAGE              WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES                        SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE
------------------------                       --------   ----------------   --------   ----------------
$3.43 - $7.00................................  312,532         $ 4.72        198,258         $ 4.85
(Avg. life: 6.7 years)

$8.63 - $13.38...............................   65,205         $10.98         50,689         $11.01
(Avg. life: 6.7 years)

$17.50.......................................  192,389         $17.50        134,361         $17.50
(Avg. life: 6.8 years)

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

12. CAPITAL STOCK (CONTINUED)
    The weighted average fair value per share of options granted was $10.13, $3.45 and $2.93 for the years ended September 30, 1998, 1999 and 2000, respectively. The Company's pro forma net income for the years ended
September 30, 1998, 1999 and 2000 would have been $2,321, $4,874 and $5,204 respectively, if compensation cost had been measured under the fair value method of SFAS 123. The Company's pro forma basic net income per common share for the years ended September 30, 1998, 1999 and 2000 would have been $0.21, $0.42, and $0.45, respectively. The Company's pro forma diluted net income per common share for the years ended September 30, 1998, 1999 and 2000 would have been $0.20, $0.39 and $0.43, respectively.

    The fair value of these options was estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions for the years ended September 30, 1998, 1999 and 2000, respectively: risk free interest rate of 5.52%, 4.98% and 6.65%; expected life of 5 years, 5 years and 7 years; expected volatility of 70%, 90% and 90%; and expected dividend yield of 0%, 0% and 0%. Because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing valuation models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The initial impact on pro forma net income may not be representative of pro forma compensation expense in future years, depending upon the amount of stock options awarded in the future and their related vesting periods.

    STOCK PURCHASE PLAN -- During the year ended September 30, 1998, the Company's Board of Directors adopted the Employee Stock Discount Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan is intended to give employees a convenient means of purchasing shares of Common Stock through payroll and lump-sum deductions. In aggregrate, 750,000 shares of Common Stock have been reserved for issuance under the Stock Purchase Plan.

    SHARE REPURCHASE PROGRAM -- During the year ended September 30, 1998, the Company's Board of Directors approved a share repurchase program authorizing the Company to buy up to 400,000 shares of Common Stock of the Company. As of September 30, 1998, the Company had repurchased 41,800 shares under this program at an aggregate price of $301. During fiscal 1999, the Company repurchased an additional 57,500 shares at an aggregate price of $391. On April 1, 1999, all 99,300 shares of treasury stock previously repurchased by the Company were reissued in connection with the Fiscal 1999 Acquisitions. During the year ended September 30, 2000, the Company repurchased 400,000 shares under this existing repurchase program. During fiscal 2000, the Company's Board of Directors approved a new share repurchase program authorizing the Company to buy up to 1,500,000 shares of Common Stock of the Company. This repurchase program superceded the previous repurchase program announced during fiscal 1998. Under this new program, the Company repurchased a total of 518,287 shares and 690,446 warrants to purchase shares during fiscal 2000. The aggregate price of shares repurchased during fiscal 2000 was $3,309.

13. OPERATING SEGMENTS

    Based on the Company's method of internal reporting, the Company has two reportable segments: branded products and bulk materials. The Company is a manufacturer and marketer of quality branded products sold to health food stores in the United States, and to distributors and stores worldwide. In

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

13. OPERATING SEGMENTS (CONTINUED)
addition to branded products, the Company manufactures bulk materials for use in its own products and for sale to other manufacturers and marketers in the nutritional supplement industry.

    The accounting policies for these segments are the same as those described in the summary of significant accounting policies (Note 2). The Company evaluates the financial performance of its segments based on sales performance. Other performance measures beyond net sales, as well as balance sheet components, are not tracked to these segments.

    Segment information for the years ended September 30, 1998, 1999 and 2000 was as follows:

                                                         YEARS ENDED
                                                        SEPTEMBER 30,
                                                ------------------------------
                                                  1998       1999       2000
                                                --------   --------   --------
NET SALES:
  Branded Products............................  $ 88,399   $ 93,052   $ 96,332
  Bulk Materials..............................    16,289     13,757     10,481
                                                --------   --------   --------
    Total.....................................  $104,688   $106,809   $106,813
                                                ========   ========   ========

14. EMPLOYEE BENEFIT PLANS

    401(K) PLAN -- The Company has a 401(k) defined contribution profit sharing plan that covers substantially all employees. Under the plan, employees can contribute up to 15% of their compensation. The Company makes matching and discretionary contributions to the plan that approximate 4% of all plan participants' eligible salaries and wages. The amounts contributed to the plan by the Company during the years ended September 30, 1998, 1999 and 2000 were $384, $465 and $419, respectively.

    SELF-FUNDED HEALTH INSURANCE PLAN -- The Company has a self-insured health care program for its employees and their dependents. Under the program, the Company pays claims up to $40 per year for each individual, while claims exceeding $40 per individual, or $1,315 in the aggregate as of September 30, 2000, are covered by a third party stop-loss insurance policy. Total health insurance expense incurred by the Company, which includes claims, third party insurance premiums and other related costs, for the years ended September 30, 1998, 1999 and 2000 was $898, $1,232 and $1,413, respectively. At September 30,
2000, the Company had accrued $302 for claims reported but not paid and claims incurred but not reported. On November 1, 2000, the Company changed from a self-insured health care program to a fully-insured health care program.

15. RELATED PARTY TRANSACTIONS

    On January 31, 1995, the Company entered into a five-year management agreement (the "Agreement") with certain stockholders of the Company. The Agreement required the Company to pay a monthly management fee of $25 plus out-of-pocket expenses payable on a quarterly basis in arrears commencing
March 31, 1995. The Agreement was terminated in conjunction with the Offering. A fee of $1,012 was incurred related to the termination of the Agreement and other services performed in

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

15. RELATED PARTY TRANSACTIONS (CONTINUED) connection with the Offering. For the year ended September 30, 1998, the Company incurred $1,185 in fees and out-of-pocket expenses for these certain stockholders.

16. COMMITMENTS AND CONTINGENCIES

    The formulation, manufacturing, processing, packaging, labeling, advertising, distribution and sale of dietary supplements (consisting of vitamins, amino acids, minerals, herbs, other botanicals and other dietary ingredients) such as those sold by the Company are subject to regulation by one or more federal agencies, principally the Food and Drug Administration (the "FDA") and the Federal Trade Commission and, to a lesser extent, the Consumer Product Safety Commission and the United States Department of Agriculture. These activities are also regulated by various governmental agencies for the states and localities in which the Company's products are sold, as well as by governmental agencies in certain countries outside the United States in which the Company's products are sold.

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

    The Company, like any other retailer, distributor and manufacturer of products that are designed to be ingested, also faces inherent risk of exposure to product liability claims in the event that the use of its products results in injury. With respect to product liability claims, the Company has liability insurance; however, there can be no assurance that such insurance will be adequate to cover potential liabilities. In the event that the Company does not have adequate insurance or contractual indemnification from parties supplying raw materials or marketing its products, product liability relating to defective products could have a material adverse effect on the Company.

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

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                               BALANCE AT    CHARGED TO   CHARGED TO                BALANCE AT
                                              BEGINNING OF   COSTS AND      OTHER                     END OF
DESCRIPTION                                      PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
-----------                                   ------------   ----------   ----------   ----------   ----------
                                                                   (DOLLARS IN THOUSANDS)
SEPTEMBER 30, 2000
Deducted from related asset account:
  Allowance for sales returns..............      $  620        $  124       $   --        $ 85        $  659
  Allowance for doubtful accounts..........      $  533        $  129       $   --        $ 65        $  597
  Provision for inventory..................      $1,855        $1,135       $1,135        $834        $3,291

SEPTEMBER 30, 1999
Deducted from related asset account:
  Allowance for sales returns..............      $  603        $  371       $   40        $394        $  620
  Allowance for doubtful accounts..........      $  421        $  181       $   35        $104        $  533
  Provision for inventory..................      $1,121        $1,293       $   40        $599        $1,855

SEPTEMBER 30, 1998
Deducted from related asset account:
  Allowance for sales returns..............      $  420        $  313       $  165        $295        $  603
  Allowance for doubtful accounts..........      $  390        $  223       $   15        $207        $  421
  Provision for inventory..................      $1,167        $  410       $  164        $620        $1,121