Form 10-Q
period 2000-12-31
NUTRACEUTICAL INTERNATIONAL CORP
filed 2001-02-14
CIK 1050007

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

                For the quarterly period ended December 31, 2000

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    At February 14, 2001 the registrant had 10,936,853 shares of common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    NUTRACEUTICAL INTERNATIONAL CORPORATION
                                     INDEX

DESCRIPTION                                                                      PAGE NO.
-----------                                                                      --------
Part I.   Financial Information

          Item 1.  Financial Statements........................................      3

                   Condensed Consolidated Balance Sheets--
                   September 30, 2000 and December 31, 2000....................      3

                   Condensed Consolidated Statements of Operations and
                   Comprehensive Income--Three Months Ended December 31, 1999
                   and 2000....................................................      4

                   Condensed Consolidated Statements of Cash Flows--
                   Three Months Ended December 31, 1999 and 2000...............      5

                   Notes to Condensed Consolidated Financial Statements........      6

          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and
                   Results of Operations.......................................      8

Part II.  Other Information

          Item 1.  Legal Proceedings...........................................     12

PART I--FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                    NUTRACEUTICAL INTERNATIONAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                2000 (1)          2000
                                                              -------------   ------------
                           ASSETS
Current assets:
  Cash......................................................    $  1,773        $    173
  Accounts receivable, net..................................       9,551          10,583
  Inventories, net..........................................      24,083          23,991
  Prepaid expenses and other current assets.................         976             621
  Deferred income taxes.....................................       1,162           1,162
                                                                --------        --------
    Total current assets....................................      37,545          36,530
Property, plant and equipment, net..........................      16,939          17,306
Goodwill, net...............................................      53,068          52,627
Other non-current assets, net...............................         777             753
                                                                --------        --------
                                                                $108,329        $107,216
                                                                ========        ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligations..............    $     22        $      7
  Accounts payable..........................................       6,418           5,947
  Accrued expenses..........................................       3,391           2,778
                                                                --------        --------
    Total current liabilities...............................       9,831           8,732
Long-term debt..............................................      38,000          36,500
Deferred income taxes, net..................................       2,554           2,679
                                                                --------        --------
    Total liabilities.......................................      50,385          47,911
                                                                --------        --------
Stockholders' equity:
  Common stock..............................................         118             118
  Additional paid-in capital................................      41,012          41,044
  Retained earnings.........................................      20,105          21,435
  Cumulative translation adjustment.........................          18              17
  Treasury stock............................................      (3,309)         (3,309)
                                                                --------        --------
    Total stockholders' equity..............................      57,944          59,305
                                                                --------        --------
                                                                $108,329        $107,216
                                                                ========        ========

------------------------

(1) The condensed consolidated balance sheet as of September 30, 2000 has been prepared using information from the audited financial statements at that date.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME

                                  (UNAUDITED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         2000
                                                              ----------   ----------
Net sales...................................................  $   27,650   $   25,327
Cost of sales...............................................      14,518       13,197
                                                              ----------   ----------
  Gross profit..............................................      13,132       12,130
                                                              ----------   ----------
Operating expenses
  Selling, general and administrative.......................       9,400        8,703
  Amortization of intangibles...............................         441          442
                                                              ----------   ----------
                                                                   9,841        9,145
                                                              ----------   ----------
Income from operations......................................       3,291        2,985
Interest expense, net.......................................         655          805
                                                              ----------   ----------
Income before provision for income taxes....................       2,636        2,180
Provision for income taxes..................................       1,028          850
                                                              ----------   ----------
Net income..................................................  $    1,608   $    1,330
                                                              ----------   ----------
Other comprehensive income
  Foreign currency translation adjustment...................           8           (1)
                                                              ----------   ----------
Comprehensive income........................................  $    1,616   $    1,329
                                                              ==========   ==========
Net income per common share:
  Basic.....................................................  $     0.14   $     0.12
  Diluted...................................................  $     0.13   $     0.12
Weighted average common shares outstanding:
  Basic.....................................................  11,792,482   10,918,827
  Diluted...................................................  12,511,896   10,918,827

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $ 1,608    $ 1,330
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................    1,509      1,478
  Amortization of debt issuance costs.......................       54         54
  Losses on disposals of property and equipment.............        8         --
  Changes in assets and liabilities:
    Accounts receivable, net................................     (467)    (1,032)
    Inventories, net........................................      991         92
    Prepaid expenses and other current assets...............      389        355
    Deferred income taxes...................................       75        125
    Other non-current assets................................       (8)       (30)
    Accounts payable........................................      151       (471)
    Accrued expenses........................................      (98)      (619)
                                                              -------    -------
      Net cash provided by operating activities.............    4,212      1,282
                                                              -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.........................     (856)    (1,403)
                                                              -------    -------
      Net cash used in investing activities.................     (856)    (1,403)
                                                              -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt..................................   (2,750)    (1,500)
Payments on capital lease obligations.......................      (14)       (15)
Proceeds from issuance of common stock......................       22         32
                                                              -------    -------
      Net cash used in financing activities.................   (2,742)    (1,483)
                                                              -------    -------
Effect of exchange rate changes on cash.....................        6          4
                                                              -------    -------
Net increase (decrease) in cash.............................      620     (1,600)
Cash at beginning of period.................................      869      1,773
                                                              -------    -------
Cash at end of period.......................................  $ 1,489    $   173
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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) to present fairly the financial position of Nutraceutical International Corporation (the "Company") and its subsidiaries as of December 31, 2000, the results of its operations for the three months ended December 31, 1999 and 2000 and its cash flows for the three months ended December 31, 1999 and 2000, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results for the three months ended December 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Accordingly, these financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended
September 30, 2000, which was filed with the Securities and Exchange Commission on December 29, 2000.

2. INVENTORIES, NET

    Inventories, net of reserves for obsolete and slow moving inventory, are comprised of the following:

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2000            2000
                                                      -------------   ------------
Raw materials.......................................     $ 8,277         $ 8,490
Work-in-process.....................................       4,242           3,788
Finished goods......................................      11,564          11,713
                                                         -------         -------
                                                         $24,083         $23,991
                                                         =======         =======

3. CAPITAL STOCK

    The following table provides a reconciliation of basic weighted average common shares (which represent the weighted average number of common shares outstanding without regard to potential

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                                  (UNAUDITED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

3. CAPITAL STOCK (CONTINUED)
common shares) to diluted weighted average common shares (which include all potential common shares):

                                                         THREE MONTHS ENDED
                                                            DECEMBER 31,
                                                       -----------------------
                                                          1999         2000
                                                       ----------   ----------
Net income (Numerator)...............................  $    1,608   $    1,330
Weighted average common shares (Denominator):
  Basic weighted average common shares...............  11,792,482   10,918,827
  Dilutive effect of stock options and warrants......     719,414           --
                                                       ----------   ----------
Diluted weighted average common shares...............  12,511,896   10,918,827
                                                       ==========   ==========
Net income per common share:
  Basic..............................................  $     0.14   $     0.12
  Diluted............................................  $     0.13   $     0.12

4. OPERATING SEGMENTS

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

    Segment information for the three months ended December 31, 1999 and 2000 was as follows:

                                                            THREE MONTHS ENDED
                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       2000
                                                            --------   --------
Net Sales:
  Branded Products........................................  $24,943    $22,830
  Bulk Materials..........................................    2,707      2,497
                                                            -------    -------
    Total.................................................  $27,650    $25,327
                                                            =======    =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The following discussion and analysis should be read in conjunction with the response to Part I, Item 1 of this report.

    The Company was formed in 1993 by certain members of the current management team and Bain Capital, Inc. to effect a consolidation strategy in the fragmented vitamin, mineral, herbal and other nutritional supplements industry (the "VMS Industry"). The Company purchased Solaray, Inc. in October 1993 with a view toward using it as a platform for future acquisitions of businesses in the VMS Industry. In fiscal 1995, the Company completed three acquisitions: Premier One Products, Inc. in October 1994, Makers of KAL, Inc. in January 1995 and Monarch Nutritional Laboratories, Inc. in September 1995. In fiscal 1998, the Company completed two acquisitions: Action Labs, Inc. in July 1998 and Ahmed's Sun Force International Products Inc., now known as Nutraforce (Canada)
International, Inc., in August 1998. In fiscal 1999, the Company completed two acquisitions: Woodland Publishing, Inc. and Summit Graphics, Inc. in
April 1999. In fiscal 2000, the Company completed one acquisition: Thompson Nutritional Products in May 2000.

RESULTS OF OPERATIONS

    The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

                                                            THREE MONTHS ENDED
                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       2000
                                                            --------   --------
Net sales.................................................   100.0%     100.0%
Cost of sales.............................................    52.5%      52.1%
                                                             ------     ------
Gross profit..............................................    47.5%      47.9%
Selling, general and administrative.......................    34.0%      34.4%
Amortization of intangibles...............................     1.6%       1.7%
                                                             ------     ------
Income from operations....................................    11.9%      11.8%
Interest expense, net.....................................     2.4%       3.2%
                                                             ------     ------
Income before provision for income taxes..................     9.5%       8.6%
Provision for income taxes................................     3.7%       3.3%
                                                             ------     ------
Net income................................................     5.8%       5.3%
                                                             ======     ======
EBITDA (1)................................................    17.4%      17.6%
                                                             ======     ======

------------------------

(1) See "--EBITDA."

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2000 TO THE THREE MONTHS ENDED
  DECEMBER 31, 1999

    NET SALES. Net sales decreased by $2.3 million, or 8.4%, to $25.3 million for the three months ended December 31, 2000 ("first quarter of fiscal 2001") from $27.6 million for the three months ended December 31, 1999 ("first quarter of fiscal 2000"). Net sales of branded products decreased by $2.1 million, or 8.5%, to $22.8 million for the first quarter of fiscal 2001 from $24.9 million for the first quarter of fiscal 2000. Net sales of bulk materials decreased by $0.2 million, or 7.8%, to $2.5 million for the first quarter of fiscal 2001 from $2.7 million for the first quarter of fiscal 2000. The decreases in net sales of branded products and bulk materials were primarily the result of decreased sales volume. The

Company believes that the decreased volume was primarily attributable to an overall industry slow down in sales of nutritional supplements.

    GROSS PROFIT. Gross profit decreased by $1.0 million, or 7.6%, to $12.1 million for the first quarter of fiscal 2001 from $13.1 million for the first quarter of fiscal 2000. This decrease in gross profit was primarily attributable to the decrease in sales volume. As a percentage of net sales, gross profit increased to 47.9% for the first quarter of fiscal 2001 from 47.5% for the first quarter of fiscal 2000. This increase in gross profit as a percentage of net sales was primarily attributable to manufacturing improvements.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $0.7 million, or 7.4%, to $8.7 million for the first quarter of fiscal 2001 from $9.4 million for the first quarter of fiscal 2000. As a percentage of net sales, selling, general and administrative expenses increased to 34.4% for the first quarter of fiscal 2001 from 34.0% for the first quarter of fiscal 2000. This increase in selling, general and administrative expenses as a percentage of net sales was primarily attributable to the decrease in sales volume.

    AMORTIZATION OF INTANGIBLES. Amortization of intangibles was $0.4 million for the first quarter of fiscal 2001 and $0.4 million for the first quarter of fiscal 2000. As a percentage of net sales, amortization of intangibles remained relatively constant at 1.7% for the first quarter of fiscal 2001 and 1.6% for the first quarter of fiscal 2000.

    INTEREST EXPENSE, NET. Net interest expense was $0.8 million for the first quarter of fiscal 2001 compared to $0.7 million for the first quarter of 2000. As a percentage of net sales, net interest expense was 3.2% for the first quarter of fiscal 2001 compared to 2.4% for the first quarter of fiscal 2000. This increase in net interest expense was primarily attributable to increased interest rates.

    PROVISION FOR INCOME TAXES. The Company's effective tax rate was 39.0% for both the first quarter of fiscal 2001 and for the first quarter of fiscal 2000. In each fiscal quarter, the effective tax rate is higher than statutory rates primarily due to state tax considerations.

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

                                                             THREE MONTHS ENDED
                                                                DECEMBER 31,
                                                           -----------------------
                                                             1999           2000
                                                           --------       --------
Net income...............................................   $1,608         $1,330
Provision for income taxes...............................    1,028            850
Interest expense, net (1)................................      655            805
Depreciation and amortization............................    1,509          1,478
                                                            ------         ------
EBITDA...................................................   $4,800         $4,463
                                                            ======         ======

------------------------

(1) Includes amortization of debt issuance costs.

    The Company's EBITDA decreased $0.3 million to $4.5 million for the first quarter of fiscal 2001 from $4.8 million for the first quarter of fiscal 2000. EBITDA as a percentage of net sales increased to 17.6% for the first quarter of fiscal 2001 from 17.4% for the first quarter of fiscal 2000. Increased gross profit margin and decreased selling, general and administrative expenses attributable to the Company's efforts to reduce costs through facility consolidations, as well as through headcount attrition, contributed to this increase in EBITDA as a percentage of net sales.

    The Company understands that while EBITDA is frequently used by analysts and investors in the evaluation of nutritional supplement companies, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. EBITDA is not intended as an alternative to cash flow from operating activities as a measure of liquidity or as an alternative to net income as an indicator of the Company's operating performance or any other measure of performance in accordance with generally accepted accounting principles.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company had working capital of $27.8 million as of December 31, 2000 compared to $27.7 million as of September 30, 2000. This increase in working capital was primarily the result of an increase in accounts receivable, combined with decreases in accounts payable and accrued expenses, which were primarily offset by decreases in cash and prepaid expenses and other current assets.

    Net cash provided by operating activities for the three months ended December 31, 2000 was $1.3 million compared to $4.2 million for the comparable period in fiscal 2000. The decrease in net cash provided by operating activities for the three months ended December 31, 2000 was primarily attributable to increased accounts receivable levels, compared to the prior year, as well as changes in inventories and accounts payable/accrued expenses related to sales volume and the timing of payments, respectively.

    Net cash used in investing activities was $1.4 million for the three months ended December 31, 2000 and $0.9 million for the comparable period in fiscal 2000. During these periods, the Company's investing activities consisted primarily of capital expenditures related to leasehold improvements for the Company's Rapid Response Center, which is the central facility where the Company is, and has been, consolidating operations, as well as capital expenditures for information systems, distribution equipment and manufacturing equipment to improve overall operating efficiency.

    Net cash used in financing activities was $1.5 million for the three months ended December 31, 2000 compared to $2.7 million for the comparable period in fiscal 2000. Net cash used in financing activities decreased primarily due to reduced repayments of borrowings under the Company's revolving credit facility.

    The Company's current credit facility makes $70.0 million of revolving credit borrowings available to the Company. The available revolving credit borrowings are reduced during fiscal 2001, 2002 and 2003, respectively. The reduction during fiscal 2001 occurs quarterly beginning April 30, 2001 with reductions of $2.5 million per quarter for two quarters.

    A key component of the Company's business strategy is to seek to make additional acquisitions, which will likely require the Company to utilize its current credit facility or obtain additional financing, which could include the incurrence of substantial additional indebtedness. The Company believes that borrowings under the Company's current credit facility, together with cash flows from operating activities, will be sufficient to make required payments under the current credit facility or any such replacement facility, and to make anticipated capital expenditures and fund working capital needs for the remaining months of fiscal 2001.

NEW ACCOUNTING STANDARDS

    The Securities and Exchange Commission issued Staff Accounting Bulletin 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB 101") effective for fiscal years beginning after December 15, 1999. SAB 101 reaffirms and provides guidance for standards of revenue recognition in financial statements. The Company has adopted SAB 101 in preparing its financial statements.

    The Financial Accounting Standards Board issued FASB Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION("FIN 44") effective July 1, 2000. FIN 44 provides guidance for certain transactions involving stock compensation. The Company has adopted FIN 44 in preparing its financial statements.

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

                                                           NUTRACEUTICAL INTERNATIONAL CORPORATION
                                                                        (Registrant)

Dated: February 14, 2001                               By:           /s/ LESLIE M. BROWN, JR.
                                                            -----------------------------------------
                                                                       Leslie M. Brown, Jr.
                                                                  SENIOR VICE PRESIDENT, FINANCE
                                                                   AND CHIEF FINANCIAL OFFICER