Form 10-Q
period 2001-03-31
NUTRACEUTICAL INTERNATIONAL CORP
filed 2001-05-15
CIK 1050007

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                        COMMISSION FILE NUMBER 000-23731

                            ------------------------

                    NUTRACEUTICAL INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

                        DELAWARE                                            87-0515089
                (State of incorporation)                        (IRS Employer Identification No.)

    1400 KEARNS BOULEVARD, 2ND FLOOR, PARK CITY, UTAH                         84060
        (Address of principal executive offices)                            (Zip code)

                                 (435) 655-6106
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    At May 15, 2001 the registrant had 10,984,298 shares of common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    NUTRACEUTICAL INTERNATIONAL CORPORATION
                                     INDEX

DESCRIPTION                                                                      PAGE NO.
-----------                                                                      --------
Part I.   Financial Information

          Item 1.  Financial Statements........................................         3

                   Condensed Consolidated Balance Sheets--
                   September 30, 2000 and March 31, 2001.......................         3

                   Condensed Consolidated Statements of Operations and
                   Comprehensive Income--Three Months and Six Months Ended
                   March 31, 2000 and 2001.....................................         4

                   Condensed Consolidated Statements of Cash Flows--Six Months
                   Ended March 31, 2000 and 2001...............................         5

                   Notes to Condensed Consolidated Financial Statements........         6

          Item 2.  Management's Discussion and Analysis of Financial Condition          8
                   and Results of Operations...................................

Part II.  Other Information

          Item 1.  Legal Proceedings...........................................        13

          Item 4.  Submission of Matters to a Vote of Security Holders.........        13

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                              SEPTEMBER 30,   MARCH 31,
                                                                 2000(1)        2001
                                                              -------------   ---------
                           ASSETS
Current assets:
  Cash......................................................    $  1,773      $  3,349
  Accounts receivable, net..................................       9,551        10,541
  Inventories, net..........................................      24,083        21,637
  Prepaid expenses and other current assets.................         976           928
  Deferred income taxes.....................................       1,162         1,162
                                                                --------      --------
    Total current assets....................................      37,545        37,617
Property, plant and equipment, net..........................      16,939        18,032
Goodwill, net...............................................      53,068        52,177
Other non-current assets, net...............................         777           749
                                                                --------      --------
                                                                $108,329      $108,575
                                                                ========      ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligations..............    $     22      $      1
  Accounts payable..........................................       6,418         5,881
  Accrued expenses..........................................       3,391         2,259
                                                                --------      --------
    Total current liabilities...............................       9,831         8,141
Long-term debt..............................................      38,000        36,500
Deferred income taxes, net..................................       2,554         2,803
                                                                --------      --------
    Total liabilities.......................................      50,385        47,444
                                                                --------      --------
Stockholders' equity:
  Common stock..............................................         118           118
  Additional paid-in capital................................      41,012        41,072
  Retained earnings.........................................      20,105        23,241
  Cumulative translation adjustment.........................          18             9
  Treasury stock............................................      (3,309)       (3,309)
                                                                --------      --------
    Total stockholders' equity..............................      57,944        61,131
                                                                --------      --------
                                                                $108,329      $108,575
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

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                            AND COMPREHENSIVE INCOME

                                  (UNAUDITED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  THREE MONTHS              SIX MONTHS ENDED
                                                 ENDED MARCH 31,                MARCH 31,
                                            -------------------------   -------------------------
                                               2000          2001          2000          2001
                                            -----------   -----------   -----------   -----------
Net sales.................................  $    28,674   $    27,009   $    56,324   $    52,336
Cost of sales.............................       14,938        13,606        29,456        26,803
                                            -----------   -----------   -----------   -----------
  Gross profit............................       13,736        13,403        26,868        25,533
                                            -----------   -----------   -----------   -----------
Operating expenses
  Selling, general and administrative.....        9,754         9,258        19,154        17,961
  Amortization of intangibles.............          429           441           870           883
                                            -----------   -----------   -----------   -----------
                                                 10,183         9,699        20,024        18,844
                                            -----------   -----------   -----------   -----------
Income from operations....................        3,553         3,704         6,844         6,689
Interest expense, net.....................          709           744         1,364         1,549
                                            -----------   -----------   -----------   -----------
Income before provision for income
  taxes...................................        2,844         2,960         5,480         5,140
Provision for income taxes................        1,109         1,154         2,137         2,004
                                            -----------   -----------   -----------   -----------
Net income................................  $     1,735   $     1,806   $     3,343   $     3,136
                                            -----------   -----------   -----------   -----------
Other comprehensive income
  Foreign currency translation
    adjustment............................           (6)           (8)            2            (9)
                                            -----------   -----------   -----------   -----------
Comprehensive income......................  $     1,729   $     1,798   $     3,345   $     3,127
                                            ===========   ===========   ===========   ===========

Net income per common share:
  Basic...................................  $      0.15   $      0.17   $      0.28   $      0.29
  Diluted.................................  $      0.14   $      0.17   $      0.27   $      0.29

Weighted average common shares
  outstanding:
  Basic...................................   11,803,655    10,935,278    11,798,080    10,926,962
  Diluted.................................   12,509,519    10,935,278    12,510,719    10,926,962

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................   $3,343     $3,136
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................    3,019      2,970
  Amortization of debt issuance costs.......................      108        108
  Losses on disposals of property and equipment.............       30         12
  Changes in assets and liabilities:
    Accounts receivable, net................................   (1,676)      (990)
    Inventories, net........................................      324      2,446
    Prepaid expenses and other current assets...............      717         48
    Deferred income taxes...................................      150        249
    Other non-current assets................................       86        (73)
    Accounts payable........................................    1,528       (537)
    Accrued expenses........................................     (593)    (1,146)
                                                               ------     ------
      Net cash provided by operating activities.............    7,036      6,223
                                                               ------     ------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.........................   (3,287)    (3,191)
                                                               ------     ------
      Net cash used in investing activities.................   (3,287)    (3,191)
                                                               ------     ------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt..................................   (3,250)    (1,500)
Payments on capital lease obligations.......................      (28)       (21)
Proceeds from issuance of common stock......................       43         60
                                                               ------     ------
      Net cash used in financing activities.................   (3,235)    (1,461)
                                                               ------     ------
Effect of exchange rate changes on cash.....................        4          5
                                                               ------     ------
Net increase in cash........................................      518      1,576
Cash at beginning of period.................................      869      1,773
                                                               ------     ------
Cash at end of period.......................................   $1,387     $3,349
                                                               ======     ======

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) to present fairly the financial position of Nutraceutical International Corporation (the "Company") and its subsidiaries as of March 31, 2001, the results of its operations for the three months and six months ended March 31, 2000 and 2001 and its cash flows for the six months ended March 31, 2000 and 2001, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results for the three months and six months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

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

2.  INVENTORIES, NET

    Inventories, net of reserves for obsolete and slow moving inventory, are comprised of the following:

                                                        SEPTEMBER 30,   MARCH 31,
                                                            2000          2001
                                                        -------------   ---------
Raw materials.........................................     $ 8,277       $ 7,414
Work-in-process.......................................       4,242         3,640
Finished goods........................................      11,564        10,583
                                                           -------       -------
                                                           $24,083       $21,637
                                                           =======       =======

3.  CAPITAL STOCK

    The following table provides a reconciliation of basic weighted average common shares (which represent the weighted average number of common shares outstanding without regard to potential

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                                  (UNAUDITED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

3.  CAPITAL STOCK (CONTINUED)
common shares) to diluted weighted average common shares (which include potential common shares in accordance with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE):

                                                    THREE MONTHS                 SIX MONTHS
                                                   ENDED MARCH 31,             ENDED MARCH 31,
                                              -------------------------   -------------------------
                                                 2000          2001          2000          2001
                                              -----------   -----------   -----------   -----------
Net income (Numerator)......................  $     1,735   $     1,806   $     3,343   $     3,136

Weighted average common shares
  (Denominator):
  Basic weighted average common shares......   11,803,655    10,935,278    11,798,080    10,926,962
  Dilutive effect of stock options and
    warrants................................      705,864            --       712,639            --
                                              -----------   -----------   -----------   -----------
Diluted weighted average common shares......   12,509,519    10,935,278    12,510,719    10,926,962
                                              ===========   ===========   ===========   ===========
Net income per common share:
  Basic.....................................  $      0.15   $      0.17   $      0.28   $      0.29
  Diluted...................................  $      0.14   $      0.17   $      0.27   $      0.29

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

    Segment information for the three months and six months ended March 31, 2000 and 2001 was as follows:

                                             THREE MONTHS           SIX MONTHS
                                            ENDED MARCH 31,       ENDED MARCH 31,
                                          -------------------   -------------------
                                            2000       2001       2000       2001
                                          --------   --------   --------   --------
Net Sales:
  Branded Products......................  $25,550    $24,585    $50,493    $47,416
  Bulk Materials........................    3,124      2,424      5,831      4,920
                                          -------    -------    -------    -------
    Total...............................  $28,674    $27,009    $56,324    $52,336
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

RESULTS OF OPERATIONS

    The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

                                                        THREE MONTHS                   SIX MONTHS
                                                       ENDED MARCH 31,               ENDED MARCH 31,
                                                   -----------------------       -----------------------
                                                     2000           2001           2000           2001
                                                   --------       --------       --------       --------
Net sales........................................   100.0%         100.0%         100.0%         100.0%
Cost of sales....................................    52.1%          50.4%          52.3%          51.2%
                                                    ------         ------         ------         ------
Gross profit.....................................    47.9%          49.6%          47.7%          48.8%
Selling, general and administrative..............    34.0%          34.3%          34.0%          34.3%
Amortization of intangibles......................     1.5%           1.6%           1.5%           1.7%
                                                    ------         ------         ------         ------
Income from operations...........................    12.4%          13.7%          12.2%          12.8%
Interest expense, net............................     2.5%           2.7%           2.5%           3.0%
                                                    ------         ------         ------         ------
Income before provision for income taxes.........     9.9%          11.0%           9.7%           9.8%
Provision for income taxes.......................     3.8%           4.3%           3.8%           3.8%
                                                    ------         ------         ------         ------
Net income.......................................     6.1%           6.7%           5.9%           6.0%
                                                    ======         ======         ======         ======
EBITDA(1)........................................    17.7%          19.2%          17.5%          18.5%
                                                    ======         ======         ======         ======

------------------------

(1) See "--EBITDA."

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 TO THE THREE MONTHS ENDED
  MARCH 31, 2000

    NET SALES. Net sales decreased by $1.7 million, or 5.8%, to $27.0 million for the three months ended March 31, 2001 ("second quarter of fiscal 2001") from $28.7 million for the three months ended March 31, 2000 ("second quarter of fiscal 2000"). Net sales of branded products decreased by $1.0 million, or 3.8%, to $24.6 million for the second quarter of fiscal 2001 from $25.6 million for the second quarter of fiscal 2000. Net sales of bulk materials decreased by $0.7 million, or 22.4%, to $2.4 million for the second quarter of fiscal 2001 from $3.1 million for the second quarter of fiscal 2000. The decreases in net sales of branded products and bulk materials were primarily the result of decreased sales volume. The Company believes that the decreased volume was primarily attributable to an overall industry slow down in sales of nutritional supplements.

    GROSS PROFIT. Gross profit decreased by $0.3 million, or 2.4%, to $13.4 million for the second quarter of fiscal 2001 from $13.7 million for the second quarter of fiscal 2000. This decrease in gross profit was primarily attributable to the decrease in sales volume. As a percentage of net sales, gross profit increased to 49.6% for the second quarter of fiscal 2001 from 47.9% for the second quarter of fiscal 2000. This increase in gross profit as a percentage of net sales was primarily attributable to manufacturing improvements.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $0.5 million, or 5.1%, to $9.3 million for the second quarter of fiscal 2001 from $9.8 million for the second quarter of fiscal 2000. This decrease in selling, general and administrative expenses was primarily attributable to cost improvements in most areas of the business. As a percentage of net sales, selling, general and administrative expenses increased to 34.3% for the second quarter of fiscal 2001 from 34.0% for the second quarter of fiscal 2000. This increase in selling, general and administrative expenses as a percentage of net sales was primarily attributable to the decrease in sales volume, which was greater than the decrease in selling, general and administrative expenses.

    AMORTIZATION OF INTANGIBLES. Amortization of intangibles was $0.4 million for the second quarter of fiscal 2001 and $0.4 million for the second quarter of fiscal 2000. As a percentage of net sales, amortization of intangibles remained relatively constant at 1.6% for the second quarter of fiscal 2001 and 1.5% for the second quarter of fiscal 2000.

    INTEREST EXPENSE, NET. Net interest expense was $0.7 million for the second quarter of fiscal 2001 and $0.7 million for the second quarter of 2000. As a percentage of net sales, net interest expense was 2.7% for the second quarter of fiscal 2001 compared to 2.5% for the second quarter of fiscal 2000. This increase in net interest expense as a percentage of net sales was primarily attributable to the decrease in sales volume.

    PROVISION FOR INCOME TAXES. The Company's effective tax rate was 39.0% for both the second quarter of fiscal 2001 and for the second quarter of fiscal 2000. In each fiscal quarter, the Company's effective tax rate is higher than the federal statutory rate primarily due to state tax considerations.

COMPARISON OF THE SIX MONTHS ENDED MARCH 31, 2001 TO THE SIX MONTHS ENDED
  MARCH 31, 2000

    NET SALES. Net sales decreased by $4.0 million, or 7.1%, to $52.3 million for the six months ended March 31, 2001 from $56.3 million for the six months ended March 31, 2000. Net sales of branded products decreased by $3.1 million, or 6.1%, to $47.4 million for the six months ended March 31, 2001 from $50.5 million for the six months ended March 31, 2000. Net sales of bulk materials decreased by $0.9 million, or 15.6%, to $4.9 million for the six months ended March 31, 2001 from $5.8 million for the six months ended
March 31, 2000. The decreases in net sales of branded products and bulk materials were primarily the result of decreased sales volume. The Company believes that the decreased volume was primarily attributable to an overall industry slow down in sales of nutritional supplements.

    GROSS PROFIT. Gross profit decreased by $1.4 million, or 5.0%, to $25.5 million for the six months ended March 31, 2001 from $26.9 million for the six months ended March 31, 2000. This decrease in gross profit was primarily attributable to the decrease in sales volume. As a percentage of net sales, gross profit increased to 48.8% for the six months ended March 31, 2001 from 47.7% for the six months ended March 31, 2000. This increase in gross profit as a percentage of net sales was primarily attributable to manufacturing improvements.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $1.2 million, or 6.2%, to $18.0 million for the six months ended March 31, 2001 from $19.2 million for the six months ended March 31, 2000. This decrease in selling, general and administrative expenses was primarily attributable to cost improvements in most areas of the business. As a percentage of net sales, selling, general and administrative expenses increased to 34.3% for the six months ended March 31, 2001 from 34.0% for the six months ended March 31, 2000. This increase in selling, general and administrative expenses as a percentage of net sales was primarily attributable to the decrease in sales volume, which was greater than the decrease in selling, general and administrative expenses.

    AMORTIZATION OF INTANGIBLES. Amortization of intangibles was $0.9 million for the six months ended March 31, 2001 and $0.9 million for the six months ended March 31, 2000. As a percentage of net sales, amortization of intangibles increased to 1.7% for the six months ended March 31, 2001 from 1.5% for the six months ended March 31, 2000. This increase in amortization of intangibles as a percentage of net sales was primarily attributable to the decrease in sales volume.

    INTEREST EXPENSE, NET. Net interest expense was $1.5 million for the six months ended March 31, 2001 compared to $1.4 million for the first quarter of 2000. As a percentage of net sales, net interest expense was 3.0% for the six months ended March 31, 2001 compared to 2.5% for the six months ended March 31, 2000. This increase in net interest expense was primarily attributable to increased interest rates and decreased sales volume.

    PROVISION FOR INCOME TAXES. The Company's effective tax rate was 39.0% for both the six months ended March 31, 2001 and for the six months ended March 31, 2000. In each fiscal period, the Company's effective tax rate is higher than the federal statutory rate primarily due to state tax considerations.

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

                                                 THREE MONTHS           SIX MONTHS
                                                ENDED MARCH 31,       ENDED MARCH 31,
                                              -------------------   -------------------
                                                2000       2001       2000       2001
                                              --------   --------   --------   --------
Net income..................................   $1,735     $1,806     $3,343     $3,136
Provision for income taxes..................    1,109      1,154      2,137      2,004
Interest expense, net(1)....................      709        744      1,364      1,549
Depreciation and amortization...............    1,510      1,492      3,019      2,970
                                               ------     ------     ------     ------
EBITDA......................................   $5,063     $5,196     $9,863     $9,659
                                               ======     ======     ======     ======

------------------------

(1) Includes amortization of debt issuance costs.

    The Company's EBITDA increased $0.1 million to $5.2 million for the second quarter of fiscal 2001 from $5.1 million for the second quarter of fiscal 2000. EBITDA as a percentage of net sales increased to 19.2% for the second quarter of fiscal 2001 from 17.7% for the second quarter of fiscal 2000. Increased gross profit margin and decreased selling, general and administrative expenses attributable to the Company's efforts to reduce costs through facility consolidations, as well as through headcount attrition, contributed to this increase in EBITDA as a percentage of net sales.

    The Company's EBITDA decreased $0.2 million to $9.7 million for the six months ended March 31, 2001 from $9.9 million for the six months ended
March 31, 2000. EBITDA as a percentage of net sales increased to 18.5% for the six months ended March 31, 2001 from 17.5% for the six months ended March 31, 2000. Increased gross profit margin and decreased selling, general and administrative expenses attributable to the Company's efforts to reduce costs through facility consolidations, as well as through headcount attrition, contributed to this increase in EBITDA as a percentage of net sales.

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

SEASONALITY

    The Company believes that its business is characterized by minor seasonality. Furthermore, sales to any particular customer can vary substantially from one quarter to the next based on such factors as industry trends, timing of promotional discounts, international economic conditions and acquisition-related activities. Historically, the Company has recorded higher branded products net sales during the second fiscal quarter due to increased interest in health-related products among consumers following the holiday season. The Company does not believe that the impact of seasonality on its results of operations is material. In addition, the Company's sales of bulk materials are characterized by periodic shipments to certain customers and can vary significantly from quarter to quarter.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had working capital of $29.5 million as of March 31, 2001 compared to $27.7 million as of September 30, 2000. This increase in working capital was primarily the result of increases in cash and accounts receivable, combined with decreases in accounts payable and accrued expenses, which were primarily offset by a decrease in inventory.

    Net cash provided by operating activities for the six months ended
March 31, 2001 was $6.2 million compared to $7.0 million for the comparable period in fiscal 2000. The decrease in net cash provided by operating activities for the six months ended March 31, 2001 was primarily attributable to changes in cash used for accounts payable, accrued expenses and prepaid expenses and other current assets, which were partially offset by changes in cash used for inventories and accounts receivable.

    Net cash used in investing activities was $3.2 million for the six months ended March 31, 2001 and $3.3 million for the comparable period in fiscal 2000. During these periods, the Company's investing activities consisted primarily of capital expenditures related to leasehold improvements for the Company's Rapid Response Center, which is the central facility where the Company is, and has been, consolidating operations, as well as capital expenditures for information systems, distribution equipment and manufacturing equipment to improve overall operating efficiency.

    Net cash used in financing activities was $1.5 million for the six months ended March 31, 2001 compared to $3.2 million for the comparable period in fiscal 2000. Net cash used in financing activities decreased primarily due to reduced repayments of borrowings under the Company's revolving credit facility.

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

FORWARD-LOOKING STATEMENTS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. When used in this MD&A, the words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to the Company, are intended to identify forward-looking statements, which include statements relating to, among other things: (i) the ability of the Company to continue to successfully compete in the nutritional supplement market; (ii) the anticipated benefits from new product introductions; (iii) the continued effectiveness of the Company's sales and marketing strategy and
(iv) the ability of the Company to continue to successfully develop and launch new products. Actual results could differ materially from those projected in the forward-looking statements as a result of the matters discussed herein and certain economic and business factors, some of which may be beyond the control of the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The Annual Meeting of Stockholders of the Company was held on February 26, 2001, at which meeting the stockholders voted to elect individuals to serve as part of Class III Directors of the Company and ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent certified public accountants for the fiscal year ending September 30, 2001.

    The results of the matters voted on at the Annual Meeting are shown below.

    (b) The nominees for election as Class III Directors of the Company are listed below, together with the number of votes cast for, against, and withheld with respect to each such nominee, as well as the number of non-votes with respect to each such nominee:

NOMINEE                                              FOR        AGAINST    WITHHELD   NON-VOTING
-------                                          ------------   --------   --------   ----------
Frank W. Gay II................................   10,391,658     25,120          --    520,075
Robert C. Gay..................................   10,391,658     25,120          --    520,075
J. Steven Young................................   10,391,658     25,120          --    520,075

    (c) The names of other Directors of the Company whose term of office continued after the Annual Meeting are as follows:

        Michael D. Burke
        Jeffrey A. Hinrichs
        Matthew S. Levin
        James D. Stice

    (d) Other matters voted upon at the meeting and the results of those votes are as follows:

                                            FOR       AGAINST    ABSTAIN    NON-VOTING
                                         ----------   --------   --------   ----------
Ratification of PricewaterhouseCoopers
  LLP as the Company's independent
  certified public accountants.........  10,393,301    23,327      150        520,075

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

                                                           NUTRACEUTICAL INTERNATIONAL CORPORATION
                                                                        (Registrant)

Dated: May 15, 2001                                    By:           /s/ LESLIE M. BROWN, JR.
                                                            -----------------------------------------
                                                                       Leslie M. Brown, Jr.
                                                                  SENIOR VICE PRESIDENT, FINANCE
                                                                   AND CHIEF FINANCIAL OFFICER