Form 10-Q
period 2001-06-30
NUTRACEUTICAL INTERNATIONAL CORP
filed 2001-08-14
CIK 1050007

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    At August 14, 2001 the registrant had 11,028,343 shares of common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    NUTRACEUTICAL INTERNATIONAL CORPORATION
                                     INDEX

DESCRIPTION                                                                      PAGE NO.
-----------                                                                      ---------
Part I.   Financial Information

          Item 1.  Financial Statements........................................      3

                   Condensed Consolidated Balance Sheets--September 30, 2000
                   and June 30, 2001...........................................      3

                   Condensed Consolidated Statements of Operations and
                   Comprehensive Income--Three Months and Nine Months Ended
                   June 30, 2000 and 2001......................................      4

                   Condensed Consolidated Statements of Cash Flows--Nine Months
                   Ended June 30, 2000 and 2001................................      5

                   Notes to Condensed Consolidated Financial Statements........      6

          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...................................      8

Part II.  Other Information

          Item 1.  Legal Proceedings...........................................     13

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                              SEPTEMBER 30,    JUNE 30,
                                                                 2000(1)         2001
                                                              --------------   ---------
                           ASSETS
Current assets:
  Cash......................................................     $  1,773      $  2,002
  Accounts receivable, net..................................        9,551        10,621
  Inventories, net..........................................       24,083        21,165
  Prepaid expenses and other current assets.................          976           516
  Deferred income taxes.....................................        1,162         1,162
                                                                 --------      --------
    Total current assets....................................       37,545        35,466
Property, plant and equipment, net..........................       16,939        18,161
Goodwill, net...............................................       53,068        51,741
Other non-current assets, net...............................          777           750
                                                                 --------      --------
                                                                 $108,329      $106,118
                                                                 ========      ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligations..............     $     22      $     --
  Accounts payable..........................................        6,418         5,510
  Accrued expenses..........................................        3,391         3,455
                                                                 --------      --------
    Total current liabilities...............................        9,831         8,965
Long-term debt..............................................       38,000        31,000
Deferred income taxes, net..................................        2,554         2,928
                                                                 --------      --------
    Total liabilities.......................................       50,385        42,893
                                                                 --------      --------
Stockholders' equity:
  Common stock..............................................          118           119
  Additional paid-in capital................................       41,012        41,149
  Retained earnings.........................................       20,105        25,251
  Cumulative translation adjustment.........................           18            15
  Treasury stock............................................       (3,309)       (3,309)
                                                                 --------      --------
    Total stockholders' equity..............................       57,944        63,225
                                                                 --------      --------
                                                                 $108,329      $106,118
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

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME

                                  (UNAUDITED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                       JUNE 30,                  JUNE 30,
                                                -----------------------   -----------------------
                                                   2000         2001         2000         2001
                                                ----------   ----------   ----------   ----------
Net sales.....................................  $   25,552   $   26,659   $   81,876   $   78,995
Cost of sales.................................      13,255       13,165       42,711       39,968
                                                ----------   ----------   ----------   ----------
  Gross profit................................      12,297       13,494       39,165       39,027
                                                ----------   ----------   ----------   ----------
Operating expenses
  Selling, general and administrative.........       9,090        9,064       28,244       27,025
  Amortization of intangibles.................         431          443        1,301        1,326
                                                ----------   ----------   ----------   ----------
                                                     9,521        9,507       29,545       28,351
                                                ----------   ----------   ----------   ----------
Income from operations........................       2,776        3,987        9,620       10,676
Interest expense, net.........................         789          690        2,153        2,239
                                                ----------   ----------   ----------   ----------
Income before provision for income taxes......       1,987        3,297        7,467        8,437
Provision for income taxes....................         775        1,287        2,912        3,291
                                                ----------   ----------   ----------   ----------
Net income....................................  $    1,212   $    2,010   $    4,555   $    5,146
                                                ----------   ----------   ----------   ----------
Other comprehensive income
  Foreign currency translation adjustment.....          (8)           6           (6)          (3)
                                                ----------   ----------   ----------   ----------
Comprehensive income..........................  $    1,204   $    2,016   $    4,549   $    5,143
                                                ==========   ==========   ==========   ==========
Net income per common share:
  Basic.......................................  $     0.11   $     0.18   $     0.39   $     0.47
  Diluted.....................................  $     0.10   $     0.18   $     0.37   $     0.47

Weighted average common shares outstanding:
  Basic.......................................  11,541,851   10,975,956   11,712,719   10,943,293
  Diluted.....................................  12,232,031   10,977,530   12,417,872   10,943,818

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $ 4,555    $ 5,146
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................    4,545      4,622
  Amortization of debt issuance costs.......................      161        170
  Losses on disposals of property and equipment.............       30         12
  Changes in assets and liabilities:
    Accounts receivable, net................................     (707)    (1,070)
    Inventories, net........................................    1,650      2,918
    Prepaid expenses and other current assets...............      261        460
    Deferred income taxes...................................      225        374
    Other non-current assets................................       90       (141)
    Accounts payable........................................     (336)      (908)
    Accrued expenses........................................       70         54
                                                              -------    -------
      Net cash provided by operating activities.............   10,544     11,637
                                                              -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of businesses..................................   (2,401)        --
Purchases of property and equipment.........................   (5,009)    (4,532)
                                                              -------    -------
      Net cash used in investing activities.................   (7,410)    (4,532)
                                                              -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt................................    3,500         --
Payments on long-term debt..................................   (3,250)    (7,000)
Payments on capital lease obligations.......................      (43)       (22)
Proceeds from issuance of common stock......................       77        139
Purchases of treasury stock.................................   (3,309)        --
                                                              -------    -------
      Net cash used in financing activities.................   (3,025)    (6,883)
                                                              -------    -------
Effect of exchange rate changes on cash.....................       (1)         7
                                                              -------    -------
Net increase in cash........................................      108        229
Cash at beginning of period.................................      869      1,773
                                                              -------    -------
Cash at end of period.......................................  $   977    $ 2,002
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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) to present fairly the financial position of Nutraceutical International Corporation (the "Company") and its subsidiaries as of June 30, 2001, the results of its operations for the three months and nine months ended June 30, 2000 and 2001 and its cash flows for the nine months ended June 30, 2000 and 2001, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results for the three months and nine months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

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

2. INVENTORIES, NET

    Inventories, net of reserves for obsolete and slow moving inventory, are comprised of the following:

                                                        SEPTEMBER 30,    JUNE 30,
                                                             2000          2001
                                                        --------------   ---------
Raw materials.........................................      $ 8,277       $ 7,031
Work-in-process.......................................        4,242         3,454
Finished goods........................................       11,564        10,680
                                                            -------       -------
                                                            $24,083       $21,165
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

                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                       JUNE 30,                  JUNE 30,
                                                -----------------------   -----------------------
                                                   2000         2001         2000         2001
                                                ----------   ----------   ----------   ----------
Net income (Numerator)........................  $    1,212   $    2,010   $    4,555   $    5,146
Weighted average common shares (Denominator):
  Basic weighted average common shares........  11,541,851   10,975,956   11,712,719   10,943,293
  Dilutive effect of stock options and
    warrants..................................     690,180        1,574      705,153          525
                                                ----------   ----------   ----------   ----------
Diluted weighted average common shares........  12,232,031   10,977,530   12,417,872   10,943,818
                                                ==========   ==========   ==========   ==========
Net income per common share:
  Basic.......................................  $     0.11   $     0.18   $     0.39   $     0.47
  Diluted.....................................  $     0.10   $     0.18   $     0.37   $     0.47

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

    The accounting policies for these segments are consistent with those of the Company. The Company evaluates the financial performance of its segments based on sales performance. Other performance measures beyond net sales, as well as balance sheet components, are not tracked to these segments. Segment information for the three months and nine months ended June 30, 2000 and 2001 was as follows:

                                                             THREE MONTHS           NINE MONTHS
                                                            ENDED JUNE 30,        ENDED JUNE 30,
                                                          -------------------   -------------------
                                                            2000       2001       2000       2001
                                                          --------   --------   --------   --------
Net Sales:
  Branded Products......................................  $23,090    $23,566    $73,583    $70,982
  Bulk Materials........................................    2,462      3,093      8,293      8,013
                                                          -------    -------    -------    -------
    Total...............................................  $25,552    $26,659    $81,876    $78,995
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

RESULTS OF OPERATIONS

    The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                           JUNE 30,                        JUNE 30,
                                                   ------------------------        ------------------------
                                                     2000            2001            2000            2001
                                                   --------        --------        --------        --------
Net sales........................................   100.0%          100.0%          100.0%          100.0%
Cost of sales....................................    51.9%           49.4%           52.2%           50.6%
                                                    -----           -----           -----           -----
Gross profit.....................................    48.1%           50.6%           47.8%           49.4%
Selling, general and administrative..............    35.5%           34.0%           34.5%           34.2%
Amortization of intangibles......................     1.7%            1.6%            1.6%            1.7%
                                                    -----           -----           -----           -----
Income from operations...........................    10.9%           15.0%           11.7%           13.5%
Interest expense, net............................     3.1%            2.6%            2.6%            2.8%
                                                    -----           -----           -----           -----
Income before provision for income taxes.........     7.8%           12.4%            9.1%           10.7%
Provision for income taxes.......................     3.1%            4.9%            3.5%            4.2%
                                                    -----           -----           -----           -----
Net income.......................................     4.7%            7.5%            5.6%            6.5%
                                                    =====           =====           =====           =====
EBITDA(1)........................................    16.8%           21.2%           17.3%           19.4%
                                                    =====           =====           =====           =====

------------------------

(1) See "--EBITDA."

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2001 TO THE THREE MONTHS ENDED
  JUNE 30, 2000

    NET SALES. Net sales increased by $1.1 million, or 4.3%, to $26.7 million for the three months ended June 30, 2001 ("third quarter of fiscal 2001") from $25.6 million for the three months ended June 30, 2000 ("third quarter of fiscal 2000"). Net sales of branded products increased by $0.5 million, or 2.1%, to $23.6 million for the third quarter of fiscal 2001 from $23.1 million for the third quarter of fiscal 2000. Net sales of bulk materials increased by $0.6 million, or 25.6%, to $3.1 million for the third quarter of fiscal 2001 from $2.5 million for the third quarter of fiscal 2000. The increases in net sales of branded products and bulk materials were primarily the result of increased sales volume. The Company believes that the increased sales volume was primarily attributable to an overall industry improvement in sales of nutritional supplements. However, the Company believes that the industry slow down in sales of nutritional supplements experienced in previous periods will continue at least through calendar 2001.

    GROSS PROFIT. Gross profit increased by $1.2 million, or 9.7%, to $13.5 million for the third quarter of fiscal 2001 from $12.3 million for the third quarter of fiscal 2000. This increase in gross profit was primarily attributable to the increase in sales volume. As a percentage of net sales, gross profit increased to 50.6% for the third quarter of fiscal 2001 from 48.1% for the third quarter of fiscal 2000. This increase in gross profit as a percentage of net sales was primarily attributable to manufacturing improvements.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $9.1 million for the third quarter of fiscal 2001 and $9.1 million for the third quarter of fiscal 2000. As a percentage of net sales, selling, general and administrative expenses decreased to 34.0% for the third quarter of fiscal 2001 from 35.5% for the third quarter of fiscal 2000. This decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to the increase in sales volume.

    AMORTIZATION OF INTANGIBLES. Amortization of intangibles was $0.4 million for the third quarter of fiscal 2001 and $0.4 million for the third quarter of fiscal 2000. As a percentage of net sales, amortization of intangibles remained relatively constant at 1.6% for the third quarter of fiscal 2001 compared to 1.7% for the third quarter of fiscal 2000.

    INTEREST EXPENSE, NET. Net interest expense was $0.7 million for the third quarter of fiscal 2001 and $0.8 million for the third quarter of fiscal 2000. As a percentage of net sales, net interest expense was 2.6% for the third quarter of fiscal 2001 compared to 3.1% for the third quarter of fiscal 2000. This decrease in net interest expense as a percentage of net sales was primarily attributable to decreased indebtedness under the Company's revolving credit facility and a decrease in interest rates.

    PROVISION FOR INCOME TAXES. The Company's effective tax rate was 39.0% for both the third quarter of fiscal 2001 and for the third quarter of fiscal 2000. In each fiscal quarter, the Company's effective tax rate is higher than the federal statutory rate primarily due to state tax considerations.

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 2001 TO THE NINE MONTHS ENDED
  JUNE 30, 2000

    NET SALES. Net sales decreased by $2.9 million, or 3.5%, to $79.0 million for the nine months ended June 30, 2001 from $81.9 million for the nine months ended June 30, 2000. Net sales of branded products decreased by $2.6 million, or 3.5%, to $71.0 million for the nine months ended June 30, 2001 from $73.6 million for the nine months ended June 30, 2000. Net sales of bulk materials decreased by $0.3 million, or 3.4%, to $8.0 million for the nine months ended June 30, 2001 from $8.3 million for the nine months ended
June 30, 2000. The decreases in net sales of branded products and bulk materials were primarily the result of decreased sales volume. The Company believes that the decreased sales volume was primarily attributable to an overall industry slow down in sales of nutritional supplements.

    GROSS PROFIT. Gross profit decreased by $0.2 million, or 0.4%, to $39.0 million for the nine months ended June 30, 2001 from $39.2 million for the nine months ended June 30, 2000. This decrease in gross profit was primarily attributable to the decrease in sales volume. As a percentage of net sales, gross profit increased to 49.4% for the nine months ended June 30, 2001 from 47.8% for the nine months ended June 30, 2000. This increase in gross profit as a percentage of net sales was primarily attributable to manufacturing improvements.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased by $1.2 million, or 4.3%, to $27.0 million for the nine months ended June 30, 2001 from $28.2 million for the nine months ended June 30, 2000. This decrease in selling, general and administrative expenses was primarily attributable to cost improvements in most areas of the business. As a percentage of net sales, selling, general and administrative expenses decreased to 34.2% for the nine months ended June 30, 2001 from 34.5% for the nine months ended June 30, 2000. This decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to the decrease in selling, general and administrative expenses, which was greater than the decrease in sales volume.

    AMORTIZATION OF INTANGIBLES. Amortization of intangibles was $1.3 million for the nine months ended June 30, 2001 and $1.3 million for the nine months ended June 30, 2000. As a percentage of net sales, amortization of intangibles remained relatively constant at 1.7% for the nine months ended June 30, 2001 compared to 1.6% for the nine months ended June 30, 2000.

    INTEREST EXPENSE, NET. Net interest expense was $2.2 million for the nine months ended June 30, 2001 and $2.2 million for the nine months ended June 30, 2000. As a percentage of net sales, net interest expense was 2.8% for the nine months ended June 30, 2001 compared to 2.6% for the nine months ended June 30, 2000. This increase in net interest expense as a percentage of net sales was primarily attributable to decreased sales volume.

    PROVISION FOR INCOME TAXES. The Company's effective tax rate was 39.0% for both the nine months ended June 30, 2001 and for the nine months ended June 30, 2000. In each fiscal period, the Company's effective tax rate is higher than the federal statutory rate primarily due to state tax considerations.

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

                                                            THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                 JUNE 30,                JUNE 30,
                                                          -----------------------   -------------------
                                                            2000           2001       2000       2001
                                                          --------       --------   --------   --------
Net income..............................................   $1,212         $2,010    $ 4,555    $ 5,146
Provision for income taxes..............................      775          1,287      2,912      3,291
Interest expense, net (1)...............................      789            690      2,153      2,239
Depreciation and amortization...........................    1,526          1,652      4,545      4,622
                                                           ------         ------    -------    -------
EBITDA..................................................   $4,302         $5,639    $14,165    $15,298
                                                           ======         ======    =======    =======

------------------------

(1) Includes amortization of debt issuance costs.

    The Company's EBITDA increased $1.3 million to $5.6 million for the third quarter of fiscal 2001 from $4.3 million for the third quarter of fiscal 2000. EBITDA as a percentage of net sales increased to 21.2% for the third quarter of fiscal 2001 from 16.8% for the third quarter of fiscal 2000. Increased gross profit margin attributable to manufacturing improvements and decreased selling, general and administrative expenses as a percentage of net sales contributed to this increase in EBITDA as a percentage of net sales.

    The Company's EBITDA increased $1.1 million to $15.3 million for the nine months ended June 30, 2001 from $14.2 million for the nine months ended
June 30, 2000. EBITDA as a percentage of net sales increased to 19.4% for the nine months ended June 30, 2001 from 17.3% for the nine months ended June 30, 2000. Increased gross profit margin and decreased selling, general and administrative expenses attributable to the Company's efforts to reduce costs through facility consolidations, as well as through headcount attrition, contributed to this increase in EBITDA as a percentage of net sales.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company had working capital of $26.5 million as of June 30, 2001 compared to $27.7 million as of September 30, 2000. This decrease in working capital was primarily the result of a decrease in inventories, which was partially offset by an increase in accounts receivable and a decrease in accounts payable.

    Net cash provided by operating activities for the nine months ended
June 30, 2001 was $11.6 million compared to $10.5 million for the comparable period in fiscal 2000. The increase in net cash provided by operating activities for the nine months ended June 30, 2001 was primarily attributable to a change in cash used for inventories, which was partially offset by changes in cash used for accounts receivable and accounts payable.

    Net cash used in investing activities was $4.5 million for the nine months ended June 30, 2001 and $7.4 million for the comparable period in fiscal 2000. During these periods, the Company's investing activities consisted primarily of capital expenditures related to leasehold improvements for the Company's Rapid Response Center, which is the central facility where the Company is, and has been, consolidating operations, as well as capital expenditures for information systems, distribution equipment and manufacturing equipment to improve overall operating efficiency. In addition, the Company completed the Thompson Nutritional Products acquisition for $2.4 million in May of 2000.

    Net cash used in financing activities was $6.9 million for the nine months ended June 30, 2001 compared to $3.0 million for the comparable period in fiscal 2000. Net cash used in financing activities increased primarily due to increased repayments of borrowings under the Company's revolving credit facility.

    As of June 30, 2001, the Company's current credit facility made
$67.5 million of revolving credit borrowings available to the Company. The available revolving credit borrowings are further reduced during fiscal 2001, 2002 and 2003, respectively. A quarterly reduction of $2.5 million occurred on July 31, 2001. The next quarterly reduction occurs October 31, 2001 with a reduction of $2.5 million.

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

NEW ACCOUNTING STANDARDS

    The Financial Accounting Standards Board issued SFAS No. 141, BUSINESS COMBINATIONS ("SFAS 141"). SFAS 141 requires that the purchase method of accounting be used for all business combinations for which the date of acquisition is after June 30, 2001. SFAS 141 also establishes specific criteria for the recognition of intangible assets. The Company will adopt SFAS 141 for acquisitions completed after June 30, 2001 in preparing its financial statements.

    The Financial Accounting Standards Board issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS 142"). SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS 142 is effective for fiscal years beginning after December 15, 2001. However, early adoption of SFAS 142 is permitted for companies with fiscal years beginning after March 15, 2001, provided first quarter financial statements have not previously been issued. The Company plans to adopt SFAS 142 as of October 1, 2001 and is currently evaluating the impact SFAS 142 will have on its financial statements.

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

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    As discussed in the Company's previous filings, the Company is subject to regulation by a number of federal, state and foreign agencies and is involved in various legal matters that arise in the normal course of business. Recent material developments in regulatory and legal matters referred to in previous filings, or new material regulatory or legal proceedings, include the following:

    (i) On June 19, 2001, the Company received a warning letter from the FDA related to three products that contain "red yeast rice." The warning letter referred to a recent court case between the FDA and Pharmanex, Inc. and asserted that, among other things, the three products are subject to regulation as drugs and are misbranded. The Company has responded in writing to the FDA, stating its disagreement with FDA's position and also referencing the fact that the Company has revised the labeling of two of the products and discontinued one of the products. The Company is currently awaiting the FDA's response.

    (ii) As reported previously, in December 2000, the Company received a notice that it may be a defendant along with a number of other participants in the dietary supplement industry in a threatened action by certain private litigants or the Attorney General of the State of California. This notice alleged that certain products marketed by the Company that contain ethyl alcohol may be in violation of Proposition 65 for failure to include required warning labels. Subsequently, the private litigant that provided the notice filed an action against the Company and other litigants. The Company intends to and is in the process of disputing the allegations raised by this matter.

   (iii) As reported previously, in December 2000, the Company received a notice that it may be a defendant along with a number of other participants in the dietary supplement industry in a threatened action by certain private litigants or the Attorney General of the State of California. This notice alleged that certain products marketed by the Company that contain progesterone may be in violation of Proposition 65 for failure to include required warning labels. The Company's outside counsel is in the process of reviewing this matter.

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

                                                           NUTRACEUTICAL INTERNATIONAL CORPORATION
                                                                        (Registrant)

Dated: August 14, 2001                                 By:           /s/ LESLIE M. BROWN, JR.
                                                            -----------------------------------------
                                                                       Leslie M. Brown, Jr.
                                                                SENIOR VICE PRESIDENT, FINANCE AND
                                                                     CHIEF FINANCIAL OFFICER