Form 10-K
period 2001-09-30
NUTRACEUTICAL INTERNATIONAL CORP
filed 2001-12-14
CIK 1050007

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

              FOR THE PERIOD FROM ______________ TO ______________

                       COMMISSION FILE NUMBER: 000-23731

                            ------------------------

                    NUTRACEUTICAL INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                   87-0515089
     (State or other jurisdiction of         (I.R.S. Employer Identification Number)
              incorporation)

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting stock held by non-affiliates of the Registrant as of December 7, 2001 at a closing sale price of $4.25 as reported by the Nasdaq National Market was approximately $22.1 million. Shares of Common Stock held by each officer and director and by each person who owns or may be deemed to own 10% or more of the outstanding Common Stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of December 7, 2001, the Registrant had 11,050,879 shares of Common Stock outstanding.

    DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies for the Registrant's 2002 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference in Part III of this Annual Report on Form 10-K (the "Form 10-K").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

The Securities and Exchange Commission ("SEC") encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limitation, the words "may," "will," "should," "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, changing domestic and international market and political conditions, product competition, the nature of product development, adverse publicity regarding the consumption of nutritional supplements, changes in laws and regulations, adequacy and availability of insurance coverage, availability of raw materials, dependence on distributors and customers, litigation, limitations on future earnings, increased costs, the Company's ability to manufacture its products efficiently, sales and earnings volatility, acts of war and terrorist activities and the uncertainties relating to acquisitions. Additionally, these factors include, without limitation, those set forth under the captions "Seasonality," "Liquidity and Capital Resources" and "Quantitative and Qualitative Disclosures About Market Risk" included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and Item 7A of Part II of this Form 10-K and those set forth in Items 1 and 3 of Part I of this From 10-K. In addition, any forward-looking statements represent the Company's estimates only as of the day this annual report was first filed with the SEC and should not be relied upon as representing the Company's estimates as of any subsequent date. No assurance can be given that the future results covered by such forward-looking statements will be achieved. While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so.

    The SEC maintains an Internet site (http://www.sec.gov) which contains reports, proxy and information statements, and other information regarding the Company. The Company's Form 10-K filed with the SEC includes all exhibits required to be filed with the SEC. Copies of this Form 10-K, not including any of the exhibits listed under Item 14 of this Form 10-K, are available without charge upon request. Please contact the Company to request copies of this Form 10-K and for information as to the number of pages contained in each of the exhibits and to request copies of such exhibits: 435-655-6106.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION
                      INDEX TO ANNUAL REPORT ON FORM 10-K

PART I
Item 1         Business....................................................      1
Item 2         Properties..................................................     17
Item 3         Legal Proceedings...........................................     17
Item 4         Submission of Matters to a Vote of Security-Holders.........     18
Item 4A        Executive Officers of the Registrant........................     18

PART II
Item 5         Market for the Registrant's Common Equity and Related
                 Stockholder Matters.......................................     19
Item 6         Selected Financial Data.....................................     20
Item 7         Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.................................     22
Item 7A        Quantitative and Qualitative Disclosure About Market Risk...     26
Item 8         Financial Statements and Supplementary Data.................     26
Item 9         Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure..................................     26

PART III
Item 10        Directors and Executive Officers of the Registrant..........     27
Item 11        Executive Compensation......................................     27
Item 12        Security Ownership of Certain Beneficial Owners and
                 Management................................................     27
Item 13        Certain Relationships and Related Transactions..............     27

PART IV
Item 14        Exhibits, Financial Statement Schedules and Reports on
                 Form 8-K..................................................     27

                                     PART I

ITEM 1. BUSINESS.

    Nutraceutical International Corporation is incorporated in Delaware and maintains its principal executive offices at 1400 Kearns Boulevard, Second Floor, Park City, Utah, 84060. As used herein, the terms "Company" and "Nutraceutical" refer to Nutraceutical International Corporation and/or its subsidiaries, except where indicated otherwise. The Company's telephone number is (435) 655-6106.

GENERAL

    Nutraceutical is one of the nation's largest manufacturers and marketers of quality branded nutritional supplements sold to health and natural food stores. The Company sells its branded products under the brand names
SOLARAY-Registered Trademark-, KAL-Registered Trademark-,
NATURALMAX-Registered Trademark-, VEGLIFE-Registered Trademark-, PREMIER ONE-Registered Trademark-, SOLAR GREEN-Registered Trademark-, NATURAL SPORT-Registered Trademark-, ACTIPET-Registered Trademark-, ACTION LABS-Registered Trademark- and THOMPSON-Registered Trademark- to health and natural food stores in the United States, and to distributors and stores worldwide. Under the name WOODLAND PUBLISHING-TM-, the Company publishes, prints and markets a line of books and booklets to, among others, book distributors, national retail bookstores and health and natural food stores. The Company manufactures and/or distributes one of the broadest branded product lines in the industry with over 2,500 stock keeping units ("SKUs"), including over 400 SKUs exclusively sold internationally. The Company believes that as a result of its emphasis on innovation, quality, loyalty, education and customer service, the Company's brands are widely recognized in health and natural food stores and among their customers.

    In addition to its branded products, the Company manufactures bulk materials for use in its own products and for sale to other manufacturers and marketers in the nutritional supplement industry under the tradenames MONARCH NUTRITIONAL LABORATORIES-TM- and GREAT BASIN BOTANICALS-TM-. The Company also distributes the products of certain third parties.

    The Company was formed in 1993 by senior management and Bain Capital, Inc. ("Bain Capital") to effect a consolidation strategy in the fragmented vitamin, mineral, herbal and other nutritional supplements industry (the "VMS Industry"). Since its formation, the Company has completed the following acquisitions:
Solaray, Inc. ("Solaray"), Premier One Products, Inc. ("Premier One"), Makers of KAL, Inc. and Makers of KAL, B.V. ("KAL"), Monarch Nutritional
Laboratories, Inc. ("Monarch"), Action Labs, Inc. ("Action Labs"), NutraForce (Canada) International, Inc. ("NutraForce Canada"), Woodland Publishing, Inc. and Summit Graphics, Inc. (collectively, "Woodland Publishing") and Thompson Nutritionals, Inc. ("Thompson"). As a result of these acquisitions, internal growth and cost management, from 1993 to 2001 the Company experienced growth in net sales and profitability. Management believes that the Company is well positioned to continue to capitalize on the consolidation the Company believes is occurring in the VMS Industry.

BUSINESS STRATEGY

    The Company's core business strategy is selling its branded products directly to health and natural food stores in the United States (the "Healthy Foods Channel"). This strategy has enabled the Company to benefit from the growth of the Healthy Foods Channel. The Healthy Foods Channel consists of more than 14,000 retailers including (i) independent health and natural food stores,
(ii) health and natural food stores affiliated with local, regional and national health and natural food chains (including healthy food supermarket chains, such as Whole Foods and Wild Oats) and (iii) GNC stores. The Healthy Foods Channel principally caters to consumers who desire product education, service and high quality nutritional supplements and foods. The growth rate of the Healthy Foods Channel is not at (and may not return to) historical levels. The Company believes there are significant differences between mass market retailers (such as drugstores, warehouse clubs and supermarkets) that typically offer a limited selection of discounted and lower-potency nutritional supplements and the

Healthy Foods Channel, where natural ingredients, quality, potency, selection and customer support are emphasized.

    The Company believes that it is among the largest suppliers of nutritional supplements to the Healthy Foods Channel that develops, manufactures, markets and directly distributes a majority of its own products. The Company manufactured over 85% of its products in fiscal 2001 and believes that the quality of its products is among the highest in the industry. The Company markets its branded products through one of the industry's largest sales forces dedicated to the Healthy Foods Channel. The Company seeks to be a market leader in the development of new and innovative products, introducing over 100 new SKUs in fiscal 2001. The Company believes that it benefits from substantially greater customer and product diversification than most of its larger competitors.

INDUSTRY

    The total United States retail market for nutritional supplements (the "VMS Market") is highly fragmented and totaled approximately $9.6 billion in 1999 retail sales and $8.9 billion in 1998 retail sales. The Company does not currently have reliable data for the size of the VMS market in 2000. The Company believes that the VMS Market reached its present size due to a number of factors, including (i) interest in healthier lifestyles, living longer and living well, (ii) the publication of research findings supporting the positive health effects of certain nutritional supplements and (iii) the aging of the "Baby Boom" generation combined with the tendency of consumers to purchase more nutritional supplements and natural foods as they age. However, in recent periods, various publicly-traded nutritional supplement companies, as well as industry analysts, have announced that there is a slow-down in sales of nutritional supplements. The Company believes that this slow-down may be the result of, among other things, the lack of any recent industry-wide "hit" products, negative press releases regarding certain ingredients and/or companies in the VMS Industry and increased competition.

PRODUCTS

    The Company manufactures and markets nutritional supplements and natural foods. As of September 30, 2001, the Company sold over 2,500 SKUs, including over 400 SKUs exclusively sold internationally. The Company's product categories include: (i) vitamins and minerals, (ii) herbs, (iii) specialty formulas and
(iv) certain other products, including natural foods. To accommodate consumer preferences, the Company's products come in various formulations and delivery forms, including capsules, tablets, softgels, chewables, liquids, creams, sprays, powders and whole herbs.

    The Company currently markets its products through a multiple brand strategy to encourage retailers to allocate additional shelf space to the Company's brands. The Company has worked to enhance the strength of its brands by instituting business strategies that have included (i) consolidating and expanding its sales force as appropriate to increase each brand's geographic coverage, (ii) instituting performance and growth-based incentives for sales representatives, (iii) introducing more sophisticated management information systems and (iv) updating each brand's packaging.

    As of September 30, 2001, the Company's portfolio of brand names consisted of the following:

    SOLARAY-Registered Trademark-. Solaray began in 1973 as a pioneer in formulating and marketing blended herbal products that contain two or more herbs with complementary effects. From its inception, Solaray focused on encapsulated products that offer rapid disintegration and are easy to swallow and sold its products directly to the Healthy Foods Channel. By 1984, Solaray became a full-line manufacturer, carrying not only herbs, but also a full line of vitamins, minerals and specialty formulas. Recently, Solaray began to formulate and market soy products, including soy protein energy meals under the Soytein mark. Solaray has become one of the most popular and well-known brands of nutritional supplements in the Healthy Foods Channel and has developed a reputation for quality, consistency and innovation. Solaray's brand packaging is distinguished by white bottles with a rainbow of five colors across the top of the label as a backdrop to the distinctive Solaray logo.

    KAL-Registered Trademark-. KAL started in Southern California in 1932 as one of the first nutritional supplement lines in the United States. Although KAL's first products were in powdered form, KAL soon shifted its focus to tableted products that are generally more economical than capsules as a delivery form and which allow for fewer units per dose than encapsulated products. KAL was one of the first companies to introduce MSM, NADH and a complete line of colostrum products. KAL also recently launched a line of therapeutic creams intended to provide natural skin care solutions. KAL's brand packaging consists of a white bottle and includes the circular red and black KAL logo as a prominent feature on the principal display panel.

    NATURALMAX-Registered Trademark-. NaturalMax, Inc. ("NaturalMax") launched in 1995 in connection with the KAL acquisition in order to promote certain KAL products. The NaturalMax product line includes diet products (with diet plans) as well as energy and women's health products. The NaturalMax brand uses tablets, softgels, capsules, powders and liquids, depending on the most desired form for a particular product. NaturalMax recently launched the innovative diet product Skinny Fast, based on five popular ingredients, as well as another diet product, Carb-X. The packaging of NaturalMax products includes the distinctive and recently revised NaturalMax logo.

    PREMIER ONE-Registered Trademark-. Premier One began in July 1984 in Omaha, Nebraska as one of the first product lines devoted entirely to natural, nutritional supplements derived from bee products. The Premier One brand uses various delivery forms, each chosen for its particular benefits, including capsules, chewable wafers, granules, tinctures and products in a honey base. Royal Jelly in Honey is one of Premier One's most popular products. Some of Premier One's other popular products include Raw Energy, an energy product that includes royal jelly, bee pollen and a variety of herbs, and BeeFense, a product that includes bee propolis and echinacea. Premier One's brand packaging includes a distinctive logo of a bee-harvesting scene in a mountain setting, with gold highlights on the label.

    VEGLIFE-Registered Trademark-. VegLife began in 1992 as a product line under the Solaray brand. The goal was to create a line of products that would be suitable for strict vegetarians who avoid any animal-derived ingredients, including gelatin capsules. VegLife was among the first to introduce a line of nutritional supplements using a cellulose-based capsule with substantially equivalent characteristics to traditional gelatin capsules. Vegetarian consumers showed substantial interest in this product line, so the Company established it as a separate brand in 1995 in order to allow a management team to focus on the development of a full line of vegetarian products. This management team scrutinizes every element of each product developed, as well as the materials used in formulation, to ensure that strict vegetarian standards are met. The VegLife brand focuses primarily on encapsulated products, but also includes a popular soy-based protein drink supplement sold under the trademark Peaceful Planet, as well as a kava beverage sold under the trademark Peaceful Kava. VegLife's brand packaging includes a distinctive green and blue label, as well as a logo with an attractive depiction of a budding plant.

    SOLAR GREEN-Registered Trademark-. Solar Green launched in April 1997. The Solar Green brand is focused on chlorophyll-laden "green foods," such as algae (including chlorella, spirulina and blue green algae) and cereal grasses (including barley and wheat grass). These products are currently offered in tablet forms. Solar Green also introduced "green food" drink mixes that can be combined with juice or water to create a nutritious beverage supplement. Recently, Solar Green launched Veggie Complete and Fruit Complete, supplements intended to help those that have a hard time meeting minimum daily requirements of fruits and vegetables. Solar Green's brand packaging includes a distinctive Solar Green logo and a label with green borders and accents.

    NATURAL SPORT-Registered Trademark-.  Natural Sport launched in
September 1998. The Natural Sport brand is focused on all-natural sport supplements for serious athletes and also individuals who exercise for fitness, improved health or weight management. The Natural Sport line includes two innovative sport beverage supplements, Pre-Burn (to be taken prior to exercise to support fat metabolism and endurance) and Post-Up (to be taken after exercise to support muscle glycogen rejuvenation). The line also includes ProSoy, a soy protein beverage supplement, Creatine Monohydrate and two separate sport multivitamin mineral formulas, one for men and one for women, under the name Phyto Sport. Natural Sport's packaging includes a distinctive Natural Sport logo in black and white, as well as blue lids and a label with an attractive blue swath running up one side of the front panel.

    ACTION LABS-Registered Trademark-. Action Labs started in 1989 with a focus on men's and women's specialty supplements and diet and energy products. The Company acquired this brand late in fiscal 1998 and is now manufacturing most Action Labs products in-house. The Action Labs brand has a relatively strong presence on the East Coast. The packaging of Action Labs products includes the distinctive Action Labs logo and brightly colored text.

    ACTIPET-Registered Trademark-. ActiPet launched in May of 2000 after more than two years of research and development. This premium line of pet supplements was developed to cater to the growing segment of pet owners. ActiPet products are made with high quality ingredients, using no artificial flavors, artificial colors or preservatives. The ActiPet formulas are reviewed and approved by three veterinarians. The packaging includes an attractive ActiPet logo with signature paw print; dog formulas showcase a dog photo on bright blue labels and cat formulas use maroon labels with a cat photo--both with coordinating colored lids.

    THOMPSON-Registered Trademark-. Thompson started in 1932 as a complete supplement line focused mainly on vitamins and minerals. The Company acquired Thompson in May of 2000 and relaunched the brand in November of 2000. Thompson offers a simple, high quality product line with "Everyday Value Pricing." The product line was expanded to a total of 240 products in the vitamin, mineral, herb and specialty categories. In addition, count sizes were updated to provide a full 30-day supply of product at a value price. Thompson's packaging was completely redesigned with highly-visible product names on bright, grape-colored labels. The Thompson logo is prominently displayed in a band of yellow, gold or green, depending on the product category.

    WOODLAND PUBLISHING-TM-. Woodland Publishing started in 1975 as one of the first publishers solely dedicated to the natural health field. Woodland Publishing has published books by such authors as Bernard Jensen, John Christopher, and Louise Tenney. In 1985, Today's Herbal Health was introduced and is now considered a classic since total sales have exceeded 760,000 copies. In 1995, Woodland Publishing introduced the Woodland Health Series; this series consists of one-topic booklets and has sold over 4.5 million copies since its introduction. With more than 190 titles in print, Woodland Publishing continues to be a pioneer in the natural health field.

    HEALTHWAY-Registered Trademark-. Healthway, which began in 1958, was acquired in 1995 as part of the KAL acquisition. The goal of Healthway is to find the highest quality products from around the world and offer them to the consumer.

    The Company also acts as a distributor to the Healthy Foods Channel for certain third-party brands. These third-party brands currently include ULTIMATE NUTRITION-Registered Trademark-, a sports and exercise line of supplements, and TROUT LAKE FARM-Registered Trademark-, a line of bulk organic herbs.

RESEARCH AND DEVELOPMENT; QUALITY CONTROL

    The Company has a commitment to research and development and to introducing innovative products to correspond with consumer trends and scientific research. The Company believes that product quality and innovation are fundamental to its long-term growth and success. Through its research and development efforts, the Company seeks to (i) test the safety, purity and potency of products,
(ii) develop more effective and efficient means of producing ingredients for use in products,

(iii) develop testing methods for ensuring and verifying the consistency of the dosage of ingredients included in the Company's products, (iv) develop new, more effective product delivery forms and (v) develop new products either by combining existing ingredients used in nutritional supplements or identifying new ingredients that can be used in nutritional supplements. The Company's efforts are designed to lead not only to the development of new and improved products, but also to ensure effective manufacturing quality control measures. The Company intends to continue developing new products in the near future.

    The Company has entered into a cooperative arrangement with Weber State University in Ogden, Utah through which, among other things, the university provides the Company with access to certain laboratory space and equipment. The university has assigned one faculty member as a project director to coordinate projects undertaken at the university facility. The Company also conducts research and development in Company-owned facilities. The Company currently employs various professionals in its research and development and quality control departments with degrees in, among other things, chemistry, microbiology and engineering and, in many cases, these professionals have also received training in natural health food products. In addition, the Company retains the services of outside laboratories from time to time to validate its product standards and manufacturing protocols.

    The Company's quality control program seeks to ensure the superior quality of the Company's products and that they are manufactured in accordance with current Good Manufacturing Practices ("GMP"). The Company's processing methods are monitored closely to ensure that only quality ingredients are used and to ensure product purity. The Company retains the services of outside parties, including GMP auditors, to assist in its efforts to comply with GMPs. The Company has taken steps toward providing electronic access to Standard Operating Procedures on the manufacturing floor.

SALES AND MARKETING

    The Company promotes demand for its products by educating retailers, who in turn educate their customers, as to the quality and attributes of its natural vitamin, mineral and herbal nutritional supplements and the wide range of its products. The Company's branded products are currently sold in the United States to retailers in the Healthy Foods Channel. Unlike many of its competitors, the Company does not sell its branded products in the United States to mass market retailers, but instead focuses on sales to the Healthy Foods Channel. The Company believes that its products are attractive to retailers in the Healthy Foods Channel due to factors such as the strength of its brand names, the breadth of its product offerings, the quality and potency of its products and the availability of service, sales support and educational materials. The Company has developed an Internet site (http://www.nutraceutical.com) that provides information about the Company's portfolio of branded lines and the various products within each branded line.

    The Company employs a sales force dedicated to the Healthy Foods Channel. The Company's sales representatives regularly visit each assigned health and natural food store in their respective territories to assist in the solicitation of orders for products and provide related product sales assistance. The Company monitors and periodically updates its payment structure for its sales force in order to ensure that appropriate incentives are provided for sales growth. The Company also sells products directly to certain retailers through its telephone marketing organization. Action Labs and Thompson products are sold through distributors and supported by a telephone marketing organization. The Company has organized its sales and marketing force under a subsidiary company, NutraBrands, Inc.

    The Company's marketing efforts are focused on educating retailers to enhance their knowledge and awareness of its products and to enable them to then educate their customers about the Company's products. The Company sponsors retailer seminars. Participants receive product education presentations with background information relating to existing products and with special emphasis given to new products. The Company's seminars are designed to foster relationships with the Company's customers in the Healthy Foods Channel and to increase retailer and consumer awareness of the Company's products.

    Au Naturel, Inc. was formed in fiscal 1995 for the purpose of marketing and/or selling the Company's branded products internationally through various subsidiaries or branches (collectively "Au Naturel"). During fiscal 2001, Au Naturel marketed products to distributors and other customers in approximately 40 countries. Au Naturel markets branded products as well as custom formulations; most of its products must meet the specific product formulation and labeling requirements of the relevant foreign country. In most foreign markets, Au Naturel sells to local distributors. However, in certain foreign markets (including the United Kingdom and Canada), Au Naturel markets and sells its products to distributors and directly to retailers.

    Monarch Nutritional Laboratories and Great Basin Botanicals market bulk nutritional materials and herbs. Marketing and sales for bulk nutritional materials and herbs is conducted domestically through a separate sales force and internationally directly to manufacturers and through distributors.

MANUFACTURING

    The Company's manufacturing process generally consists of the following operations (i) sourcing ingredients for products, (ii) measuring ingredients for inclusion in such products, (iii) blending ingredients into a mixture with a homogeneous consistency and (iv) encapsulating, tableting or pouring the blended mixture into the appropriate dosage form using either automatic or semiautomatic equipment. The next step, bottling and packaging, involves placing the product in packaging with appropriate tamper-evident features and sending the packaged product to a distribution point for delivery to retailers. The Company places special emphasis on quality control and conducts inspections throughout the manufacturing process, including raw material verification, homogeneity testing, weight deviation measurements and package quality sampling. See "Business--Research and Development; Quality Control."

    The Company manufactured over 85% of its products in fiscal 2001, based on net sales. By manufacturing the majority of its own products, the Company believes it maintains better control over product quality and availability while also reducing production costs. The Company's manufacturing operations are performed in its facilities located in the greater Ogden, Utah area. The Company also has a working relationship with numerous outside manufacturers and packagers and utilizes these outside sources from time to time. The Company does not have any material backlogs. The Company has organized its manufacturing operations under a subsidiary company, NutraPure, Inc.

    Monarch Nutritional Laboratories and Great Basin Botanicals source raw material components, provide contract grinding and milling services, manufacture bulk materials and supply these to the Company and other marketers of nutritional supplements, including, in certain cases, competitors of the Company.

MANAGEMENT INFORMATION AND COMMUNICATION SYSTEMS

    The Company uses customized computer software systems, as well as commercially packaged software for handling order entry and invoicing, manufacturing, inventory management, shipping, warehouse operations, customer service inquiries and accounting operations. These systems provide product delivery and order information. The Company believes that these systems have improved operating efficiencies and customer service. In addition, the Company has installed an advanced telephone communication system.

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

    In fiscal 2001, approximately 7.5% of the Company's total raw material purchases (measured by dollar value) were sole-source ingredients. While the Company is dependent on a limited number of suppliers for its needs for these sole-source ingredients (which include materials such as unique flavors and patented ingredients), the Company believes that it can find similar or alternative ingredients in most cases. The Company seeks to mitigate the risk of the shortage of raw materials through its relationships with approximately 130 principal suppliers. The Company also manufactures bulk materials to allow more extensive vertical integration and to improve the quality and consistency of ingredients.

DISTRIBUTION

    The Company ships the majority of its products directly to retailers via Federal Express and UPS. Shipments are made from the Company's distribution facilities in Ogden, Utah and Memphis, Tennessee. The Company's distribution efforts are focused on ensuring priority service to the Company's customers. The Company has organized its domestic distribution operations under a subsidiary company, NutraForce, Inc. The Company also operates a smaller distribution facility in Langley, British Columbia for Canadian sales and has a contract with a fulfillment center in the United Kingdom.

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

    The Dietary Supplement Health and Education Act of 1994 ("DSHEA") was enacted in October 1994, amending the Food, Drug and Cosmetic Act. The Company believes DSHEA is generally favorable to the dietary supplement industry. DSHEA establishes a statutory class of "dietary supplements," which includes vitamins, minerals, herbs, amino acids and other dietary ingredients for human use to supplement the diet. Dietary ingredients on the market as of October 15, 1994 do not require the submission by the manufacturer or distributor to the FDA of evidence of a history of use or other evidence of safety establishing that the ingredient will reasonably be expected to be safe, but a dietary ingredient which was not on the market as of October 15, 1994 does require such submission of evidence of a history of use or other evidence of safety. Among other things, DSHEA prevents the further regulation of dietary ingredients as "food additives" and allows the use of statements of nutritional support on product labels. The FDA has issued proposed and final regulations in this area and indicates that further guidance and regulations are forthcoming.

    Advertising and label claims for dietary supplements and conventional foods have been regulated by state and federal authorities under a number of disparate regulatory schemes.

    The FDA has issued a proposal to regulate the sale of products containing the herb "Ma Huang" (also known as ephedra), a natural ingredient that contains a small percentage of ephedrine alkaloids. Various state legislatures and agencies have proposed or adopted regulations regarding products containing ephedra or otherwise expressed concerns. As an example, a Texas regulation requires a comprehensive warning on all labels as well as other label information that is without precedent in the industry. Certain states have even banned the sale of products containing ephedra: for example, South Dakota and Missouri have announced their intent to prohibit the sale of products containing ephedra.

    The Drug Enforcement Administration ("DEA") has issued proposed regulations governing the sale of products containing ephedrine alkaloids because of concerns by the DEA that these products may be used in the illegal manufacture of methamphetamines. These proposed regulations would require that certain manufacturers, distributors and retailers who carry covered products register with the DEA and comply with certain requirements. The proposed regulations exempt from registration any products containing 2% or less by weight of ephedrine alkaloids. As of September 30, 2001, all of the Company's products which contain ephedrine alkaloids had 2% or less by weight of ephedrine alkaloids. However, there can be no assurance that the DEA will not modify its proposal or take a more aggressive stance such that some of the Company's products, as well as certain of the Company's customers, might be subject to registration and other requirements. It is possible such a regulation could have a material adverse effect on the Company.

    As a result of recent changes in the insurance market, increasing regulatory issues and generally lower sales in the category, the Company recently decided to temporarily suspend sales of products containing ephedra extracts (but not its remaining products containing ephedra). The Company will continue to monitor and review the regulatory and business environment over the next few months as it considers whether the category remains viable. Products containing ephedra extracts account for less than one-third of one percent ( 1/3%) of the Company's fiscal 2001 net sales. See "Business--Risks Associated with Products Containing Ephedra."

    In November 1998, the FTC announced its new advertising guidelines for the dietary supplement industry, which it labeled "Dietary Supplements: An Advertising Guide for Industry." These guidelines reiterate many of the policies the FTC has periodically announced over the years, including requirements for substantiation of claims made in advertising about dietary supplements.

    The FDA has announced its intent to issue Good Manufacturing Practices guidelines for the dietary supplement industry. The FDA has published the industry's proposed GMP guidelines, but has not yet published its own proposed guidelines.

    The distribution and sale of the Company's products to countries outside the United States is also regulated by the governments of those countries. The Company's plans to commence or expand sales in those countries may be prevented or delayed by such regulations. While compliance with such regulations is generally undertaken by the Company's international distributors, the Company assists with such compliance and in many cases may remain liable if the distributor fails to comply. These distributors are independent contractors over whom the Company has limited control. In certain countries, the Company distributes its products through its own subsidiary or branch; in these countries the Company retains responsibility for compliance with all applicable regulations.

    As a result of the Company's efforts to comply with applicable statutes and regulations, the Company has from time to time reformulated, eliminated or relabeled certain of its products and revised certain provisions of its sales and marketing program. The Company cannot predict the nature of any future laws, regulations, interpretations or applications, nor can it determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products, additional record keeping, expanded documentation of the properties of certain products, revised, expanded or different labeling and/or additional scientific substantiation. Any or all of such requirements could have a material adverse effect on the Company's business, financial condition or results of operations.

COMPETITION

    The VMS Industry is highly competitive. The Company's principal competitors in the Healthy Foods Channel include a number of large, nationally known manufacturers (such as Twinlab, Solgar, Nature's Plus, Country Life, Nature's Way and Now Foods) and many smaller manufacturers and distributors of nutritional supplements. Certain of the Company's principal competitors are larger than the Company, have greater access to capital and may be better able to withstand volatile market conditions within the VMS Industry. Moreover, because the VMS Industry generally has low barriers to entry, additional competitors enter the market regularly.

    Private label products of the Company's customers also provide competition to the Company's products. For example, a substantial portion of GNC's vitamin and mineral supplement offerings are offered under GNC's own private label. Whole Foods, Wild Oats and many health and natural food stores also sell a portion of their supplement offerings under their own private labels. The Thompson line has been positioned to meet the needs of the Company's customers in this area.

    The Company believes that health and natural food retailers are increasingly likely to align themselves with those companies that offer a wide variety of high quality products, have a loyal customer base, support their brands with strong marketing and education programs and provide consistently high levels of customer service. The Company believes that it competes favorably with other nutritional supplement companies because of its comprehensive line of products and brands, premium brand names, commitment to quality, ability to rapidly introduce innovative products, competitive pricing, strong and effective sales force and distribution strategy and sophisticated marketing and promotional support. The wide variety and diversity of the forms, potencies and categories of the Company's products are important points of differentiation between the Company and many of its competitors.

    Although the Company does not compete in the mass market retail channel of distribution, it is possible that as increasing numbers of companies sell nutritional supplement products in the mass market channels (such as NBTY, Rexall and Weider), these product offerings may affect sales in the

Healthy Foods Channel. The Company also competes with distributors that sell products to the Healthy Foods Channel as well as the mass market retail channel (such as United Natural Foods, Tree of Life and Select Nutrition.) In addition, several major pharmaceutical companies continue to offer nutritional supplement lines in the mass market, including American Home Products (Centrum) and Bayer (One-A-Day). Some of these nutritional supplements purport to use proprietary manufacturing techniques or delivery forms. Moreover, pharmaceutical companies offer prescription and over-the-counter products that are or may be competitive with nutritional supplements, particularly with regard to certain categories of products. Many of these companies have substantially greater financial and other resources than the Company. In that regard, although the VMS Industry to date has been characterized by many relatively small participants, there can be no assurance that additional national or international companies (which may include additional pharmaceutical companies or additional suppliers to mass merchandisers) will not seek in the future to enter or to increase their presence in the VMS Market.

INTELLECTUAL PROPERTY

    The Company owns more than 100 trademarks that have been registered with the United States Patent and Trademark Office and has filed applications to register additional trademarks. In addition, the Company claims domestic trademark and service mark rights in numerous additional marks used by the Company. The Company owns a number of trademark registrations in countries outside the United States and is in the process of filing additional registration applications in various countries. The Company regards its trademarks and other proprietary rights as valuable assets and believes they make a significant positive contribution to the marketing of its products.

    The Company protects its legal rights concerning its trademarks by appropriate legal action. The Company relies on common law trademark rights to protect its unregistered trademarks. Common law trademark rights do not provide the Company with the same level of protection as afforded by a United States federal registration of a trademark. In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used, while a United States federal registration of a trademark enables the registrant to stop the unauthorized use of the trademark by any third party anywhere in the United States, even if the registrant has never used the trademark in the geographic area wherein the unauthorized use is being made (provided, however, that an unauthorized third-party user has not, prior to the registration date, perfected its common law rights in the trademark in that geographic area). The Company has registered and intends to register certain trademarks in certain limited jurisdictions outside the United States where the Company's products are sold. However, the protection available in such jurisdictions may not be as extensive as the protection available to the Company in the United States, and many such jurisdictions do not recognize common law trademark rights, further limiting the Company's rights in such jurisdictions. The Company has filed one U.S. patent application. The Company sells a number of products that include patented ingredients. It purchases these ingredients from parties that the Company believes have the right to manufacture and/or sell the same to the Company.

    The Company is currently involved in various patent and trademark cases that have arisen in the normal course of business; see "Legal Proceedings."

EMPLOYEES

    At September 30, 2001, the Company employed approximately 500 full-time and approximately 70 part-time employees, or approximately 540 full-time equivalent employees. None of the Company's employees is represented by a collective bargaining unit. The Company believes that it has a good relationship with its employees.

RISK FACTORS

    In addition to the other information contained in this Form 10-K, the following factors should be considered in evaluating whether to buy, sell, or hold common stock of the Company ("Common Stock"):

    RISKS ASSOCIATED WITH GOVERNMENT REGULATION. The formulation, manufacturing, processing, packaging, labeling, advertising, distribution and sale of dietary supplements such as those sold by the Company are subject to regulation by a number of federal, state and foreign agencies, principally, the FDA and the FTC. Among other matters, such regulation is concerned with claims, made with respect to a product, that assert the healing or nutritional value of such product. Such agencies have a variety of remedies and processes available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labels or advertising, requiring consumer redress (for example, by requiring that a company offer to repurchase products previously sold to consumers), seeking injunctive relief or product seizure, imposing civil penalties or commencing criminal prosecution. Federal and state agencies have in the past used these remedies in regulating participants in the dietary supplements industry, including the imposition by federal agencies of civil penalties in the millions of dollars against a few industry participants. In addition, publicity related to dietary supplements may result in increased regulatory scrutiny of the nutritional supplements industry. There can be no assurance that the regulatory environment in which the Company operates will not change or that such regulatory environment, or any specific action taken against the Company, will not result in a material adverse effect on the Company's business, financial condition or results of operations. Additional proceedings, issues and factors are outlined under "Business--Government Regulation" and under "Legal Proceedings." There can be no assurance that a state will not interpret claims presumptively valid under federal law as illegal under that state's regulations, or that future FDA regulations or FTC decisions will not restrict the permissible scope of such claims. Additionally, there can be no assurance that such proceedings or investigations or any future proceedings or investigations will not have a material adverse effect on the Company's business, financial condition or results of operations.

    INDUSTRY SLOWDOWN; NO ASSURANCE OF FUTURE INDUSTRY GROWTH. Various publicly-traded nutritional supplement companies, including the Company, have experienced a slow-down in sales of nutritional supplements. There can be no assurance that an adverse change in size or growth rate of the VMS Market or the Healthy Foods Channel will not have a material adverse effect on the Company. There can be no assurance that the VMS Market or the Healthy Foods Channel are as large as reported or that any future growth will occur or continue. Market data and projections, such as those presented in this Form 10-K, are inherently uncertain and subject to change. In addition, underlying market conditions are subject to change based on economic conditions, consumer preferences and other factors that are beyond the Company's control.

    RELIANCE ON KEY MANAGEMENT. The operation of the Company requires managerial and operational expertise. In particular, the Company is dependent upon the management and leadership skills of a number of its key management employees, including Frank W. Gay II, Bruce R. Hough, Jeffrey A. Hinrichs, Gary
M. Hume, Leslie M. Brown, Jr., Stanley E. Soper and other key management employees throughout the Company. All of the Company's employees are employed "at will." None of the key management employees has a long-term employment contract with the Company and there can be no assurance that such individuals will remain with the Company. The failure of such key management employees to continue to be active in management could have a material adverse effect on the Company. See "Executive Officers of the Registrant."

    PRODUCT LIABILITY. The Company, like any other retailer, distributor or manufacturer of products that are designed to be ingested, faces an inherent risk of exposure to product liability claims in the event that the use of its products results in injury. In the event that the Company does not have adequate insurance or contractual indemnification, product liability claims could have a material adverse effect on the Company. The successful assertion or settlement of any uninsured claim, a significant number of insured claims or a claim exceeding the Company's insurance coverage could have a material adverse effect on the Company.

    POTENTIAL ADVERSE PRODUCT PUBLICITY. The Company is highly dependent upon consumers' perception of the safety and quality of its products as well as similar products distributed by other companies. Thus, the mere publication of reports asserting that such products may be harmful could have a material adverse effect on the Company, regardless of whether such reports are scientifically supported and regardless of whether the harmful effects would be present at the dosages recommended for such products. Although many of the ingredients in the Company's products are vitamins, minerals, herbs and other substances for which there is a long history of human consumption, some of the Company's products contain innovative ingredients or combinations of ingredients. Although the Company believes all of its products to be safe when taken as directed by the Company, there is little long-term experience with human consumption of certain of these innovative product ingredients or combinations thereof in concentrated form. Although the Company performs research and/or tests the formulation and production of its products, the Company does not generally sponsor clinical studies, except in limited cases.

    RELIANCE ON HEALTHY FOODS CHANNEL. The Company has a stated strategy of focusing its sales efforts on the Healthy Foods Channel, rather than attempting to spread its sales across multiple channels. The Healthy Foods Channel consists of a large number of parties, many of whom operate small stores and have limited financial and other resources. Retail customers within this channel compete against each other and against retailers within other channels, including the mass market channel. The success of the Company's strategy of focusing on the Healthy Foods Channel is dependent, to a large degree, on the growth and success of the Healthy Foods Channel, which is to a large degree outside the Company's control. There can be no assurance that the Healthy Foods Channel will be able to grow or prosper as it faces price and service pressure from other channels, including the mass market and including chains of health and natural food stores. There can be no assurance that the Healthy Foods Channel, in the aggregate, will respond or continue to respond to the Company's stated loyalty to this channel. Additionally, if chains of health and natural food stores continue to consolidate, the Company could face increased pricing pressure.

    RISKS ASSOCIATED WITH COMPETITION. The VMS Industry is highly competitive. Certain of the Company's principal competitors are larger than the Company, have greater access to capital and may be better able to withstand volatile market conditions within the VMS Industry. Moreover, because this industry generally has low barriers to entry, additional competitors could enter the market at any time. Private label products of the Company's customers also provide competition to the Company's products. In addition, several major pharmaceutical companies, all of whom have substantially greater financial and personnel resources than the Company, continue to introduce and market prescription and over-the-counter drugs that compete or may compete (or may be perceived to compete) with nutritional supplements, as well as their own lines of nutritional supplements. Although the Company does not compete in the mass market retail channel of distribution, it is possible that as increasing numbers of companies sell nutritional supplement products in the mass market channels, these product offerings may affect sales in the Healthy Foods Channel. In that regard, although the VMS Industry to date has been characterized by many relatively small participants, there can be no assurance that additional national or international companies (which may include additional pharmaceutical companies or additional suppliers to mass merchandisers) will not seek in the future to enter or to increase their presence in the VMS Market. Increased competition in the VMS Market could have a material adverse effect on the Company. See "Business--Competition."

    RISKS ASSOCIATED WITH BUSINESS STRATEGY IMPLEMENTATION. Implementation of the Company's business strategy is subject to risks and uncertainties, including certain factors that are within the Company's control and other factors that are outside of the Company's control. In addition, certain elements of the Company's business strategy, notably the acquisition of complementary businesses or product lines, could result in significant expenditures of cash and management resources. See "Business--Risk Associated with Acquisitions." Finally, implementation of the Company's business strategy is subject to risks associated with market and competitive conditions. See "Business--Competition" and "Business--Industry Slowdown; No Assurance of Future Industry Growth."

    CONTROL AND INFLUENCE BY EXISTING STOCKHOLDERS. Investment funds controlled by Bain Capital (the "Bain Capital Funds"), in conjunction with holdings by Company officers, beneficially own over 50% of the outstanding Common Stock. By virtue of such stock ownership, these parties may be able to exert significant influence over the election of the members of the Company's Board of Directors and to exert significant influence over the affairs of the Company. Such concentration of ownership could also have the effect of delaying, deterring or preventing a change in control of the Company that might otherwise be beneficial to stockholders. In addition, two representatives of Bain Capital currently serve on the Company's Board of Directors. There can be no assurance that conflicts of interest will not arise with respect to such Directors or that such conflicts will be resolved in a manner favorable to the Company. Additionally, if the Bain Capital Funds (or their respective owners) liquidate all or part of their equity in the Company, there may be an increased risk of volatility in the Company's stock price and an increased risk of a change of management or of the Board of Directors of the Company.

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

    RISK OF LIMITED SUPPLY SOURCES; DEPENDENCE ON FOREIGN SUPPLIERS. The Company believes that its continued success will depend upon the availability of raw materials that permit the Company to meet its labeling claims, quality control standards and desire for unique ingredients. Due to issues relating to quality or third-party intellectual property rights, a number of the Company's branded products contain one or more ingredients that may only be available from a single source or supplier. In addition, the supply of herbal products is subject to the same risks normally associated with agricultural production, such as climatic conditions, insect infestations and availability of manual labor or equipment for harvesting. Any significant delay in or disruption of the supply of raw materials could substantially increase the cost of such materials, could require product reformulations, the qualification of new suppliers and repackaging and could result in a substantial reduction or termination by the Company of its sales of certain products, any of which could have a material adverse effect upon the Company. Accordingly, there can be no assurance that the disruption of the Company's supply sources will not have a material adverse effect on the Company. Although the Company acquires the majority of its raw materials from domestic suppliers, the ingredients of a number of the Company's products include one or more ingredients that originate outside of the United States. The Company's business is therefore subject to the risks generally associated with doing business outside the United States, such as delays in shipments, embargoes, changes in economic and political conditions, tariffs, foreign exchange rates and trade disputes. The Company's business is also subject to the risks associated with the enactment of United States and foreign legislation and regulations relating to imports and exports, including quotas, duties, taxes or other charges or restrictions that could be imposed upon the importation of products into the United States. See "Business--Materials and Suppliers." These factors could result in a delay in or disruption of the supply of certain raw materials and could have the consequences described above, any of which could have a material adverse effect on the Company.

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

    RISKS ASSOCIATED WITH RED YEAST RICE PRODUCTS. As referenced in the Company's previous filings, the Company received a warning letter from the FDA related to certain products that contain "red yeast rice." The Company and the FDA have subsequently exchanged letters. The FDA has asserted that, among other things, these products (as well as all products that contain a substance known as "lovastatin") are subject to regulation as drugs and are misbranded. The Company has stated its disagreement with the FDA's position, has revised the labeling of its products and has discontinued one of the products. The Company is aware that the FDA has written to at least one of its customers related to the Company's red yeast rice products and that the FDA has also written to other manufacturers and marketers. There can be no assurance that the FDA will respond to the Company's efforts cooperatively or will not bring regulatory or other actions or proceedings against the Company. Any of these actions or proceedings could have a material adverse effect on the Company's business, financial conditions or results of operations. See "Business--Risks Associated with Government Regulation" and "Business--Government Regulation."

    RISKS ASSOCIATED WITH PRODUCTS CONTAINING EPHEDRA. A number of the Company's products contain the herb "Ma Huang" (also known as ephedra) or alkaloids derived therefrom. Some of the Company's products that contain ephedra also contain caffeine or other central nervous system stimulants. Ephedra has been the subject of adverse publicity in the United States and other countries relating to alleged harmful or adverse effects. A number of the Company's competitors are defendants in lawsuits involving the consumption of products containing ephedrine alkaloids. In addition, the FDA, DEA and a number of state and local governments have proposed or passed regulations or legislation prohibiting or regulating the sale of products containing ephedra. Additionally, the Company's current liability insurance policy excludes claims arising from products containing ephedra. There can be no assurance that the Company will not be a defendant in a product liability claim or lawsuit. Further, the amount of such claim or any resulting award or judgment could have a material adverse effect on the Company. See "Business--Risks Associated with Government Regulation," "Business--Risks Associated with Insurance Coverage," and "Business--Government Regulation."

    RISKS ASSOCIATED WITH INSURANCE COVERAGE. The Company carries insurance coverage in the types and amounts that management considers reasonably adequate to cover the risks it faces in the industry in which it competes. However, there can be no assurance that the Company's financial resources and insurance coverage will be adequate to cover all losses which the Company may incur in future periods or that coverage will be available for all of the types of claims the Company faces or may face: for example, punitive damages are not insurable in many states. Additionally, there can be no assurance that such insurance will continue to be available at a reasonable cost. As an example, although the Company is not a named defendant in any proceedings claiming damages as a result of consumption of products containing ephedra, the Company's current liability policy excludes claims related to products containing ephedra. There can be no assurance that the Company will not be subject to lawsuits with respect to its products containing ephedra, or any other products. If insurance coverage is inadequate or unavailable, claims that exceed coverage or are not covered could have a material adverse effect on the Company's financial position, results of operations or cash flows. See "Business--Risks Associated with Products Containing Ephedra."

    RISKS ASSOCIATED WITH ABSENCE OF CLINICAL STUDIES AND SCIENTIFIC REVIEW; EFFECT OF PUBLICITY. While the Company conducts extensive quality control testing on its products, the Company does not regularly conduct or sponsor clinical studies on its products. The Company's products consist of vitamins, minerals, herbs and other ingredients that the Company regards as safe when taken as suggested by the Company. However, because the Company is highly dependent upon consumers' perception of the safety and quality of its products as well as similar products distributed by other companies (which may not adhere to the same quality standards as the Company), the Company could be adversely affected in the event any of the Company's products, or any similar products distributed by other companies, should prove or be asserted to be harmful to consumers. In addition, because of the Company's dependence upon consumer perceptions, adverse publicity associated with illness or other adverse effects resulting from consumers' failure to consume the Company's products as suggested by the Company or other misuse or abuse of the Company's products or any similar products distributed by other companies could have a material adverse effect on the Company's results of operations and financial condition.

    Furthermore, the Company believes that the historical growth experienced by the nutritional supplement market is based in part on national media attention regarding recent scientific research suggesting potential health benefits from regular consumption of certain vitamins and other nutritional products. Such research has been described in major medical journals, magazines, newspapers and television programs. The scientific research to date is preliminary, and there can be no assurance of future favorable scientific results and media attention or of the absence of unfavorable or inconsistent findings.

    RISKS ASSOCIATED WITH ACQUISITIONS. The Company has completed various acquisitions, including the Solaray acquisition, since 1993 and expects to pursue additional acquisitions in the future as a key component of the Company's business strategy. See "Business--General." There can be no assurance that attractive acquisition opportunities will be available to the Company, that the Company will be able to obtain financing for or otherwise consummate any future acquisitions or that any acquisitions which are consummated will prove to be successful. Moreover, acquisitions involve numerous risks, including the risk that the acquired business will not perform in accordance with expectations, difficulties in the integration of the operations and products of the acquired businesses with the Company's other businesses, the diversion of management's attention from other aspects of the Company's business, the risks associated with entering geographic and product markets in which the Company has limited or no direct prior experience and the potential loss of key employees of the acquired business. The acquisition of another business can also subject the Company to liabilities and claims arising out of such business. In addition, future acquisitions would likely require additional financing, which would likely result in an increase in the Company's indebtedness or the issuance of additional capital stock which could be dilutive to holders of Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

    RISKS ASSOCIATED WITH LACK OF INDUSTRY ANALYST COVERAGE; LACK OF INSTITUTIONAL INVESTORS. The nutritional supplement industry is currently characterized by an almost complete lack of coverage by industry analysts, although Adams, Harkness & Hill currently covers certain publicly traded nutritional supplement companies. Currently, there are no industry analysts that cover the Company or its performance. Partly as a result of the lack of industry analyst coverage, there are few institutional holders of the Company's common stock. The lack of coverage and institutional holders could have a negative effect on the performance of the Company's stock price and could increase its volatility as a short or long-term investment.

    RISKS ASSOCIATED WITH THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS AND PROPRIETARY TECHNIQUES. Although the nutritional supplement industry has historically been characterized by products with naturally occurring ingredients in pill or tablet form, recently it is becoming more and more common for suppliers and competitors to apply for patents or develop proprietary technologies and processes. Although the Company seeks to ensure that it does not infringe the intellectual property rights of others, there can be no assurance that third parties will not assert intellectual property infringement claims against the Company. To the extent that these developments prevent the Company from offering or supplying competitive products or ingredients in the marketplace, or result in litigation or threatened litigation against the Company related to alleged or actual infringement of third-party rights, these developments could have a material adverse effect on the Company. See "Business--Intellectual Property."

    RISKS ASSOCIATED WITH LITIGATION. The Company is party to a number of lawsuits that arise in the normal course of business and may become party to others. The possibility of such litigation, and its timing, is in large part outside the control of the Company. While none of the current lawsuits in which the Company is involved in appear to management to be material as of the date of this filing, it is possible that future litigation could arise, or developments could occur in existing litigation, that could give rise to the potential for material adverse effects on the Company. See "Legal Proceedings."

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

ITEM 2. PROPERTIES.

    The following table describes the principal properties of the Company as of September 30, 2001:

PURPOSE                                              LOCATION                         SQUARE FOOTAGE
-------                                              --------                         --------------
RRC*...............................................  Ogden, Utah                         318,436
Brand manufacturing**..............................  Ogden, Utah                          31,230
Eastern distribution...............................  Memphis, Tennessee                   24,700
Monarch manufacturing***...........................  Ogden, Utah                          20,800
Woodland Publishing................................  Lindon, Utah                         12,820
Brand marketing and product development............  Park City, Utah                      10,446
Executive offices and corporate sales and
marketing..........................................  Park City, Utah                       6,103
Raw material (honey and powder room)***............  Ogden, Utah                           5,000
Information systems and data management............  Park City, Utah                       3,228
Canadian distribution..............................  Langley, British Columbia             2,817
Research, development and quality control..........  Ogden, Utah                           1,813
United Kingdom sales and marketing.................  Brighton, United Kingdom                715

------------------------

* The Company's Rapid Response Center ("RRC") is the central facility where the Company is, and has been, consolidating operations. RRC currently includes raw materials, manufacturing, packaging, distribution and offices.

** With the exception of this property, which is owned by the Company, the Company leases all of the principal properties identified above. Lease terms with respect to such properties end between fiscal years 2001 and 2002, although the Company has negotiated early termination and extension options in certain cases. With respect to RRC, the Company holds multiple extension options and also holds certain purchase options.

*** The operations currently housed in these facilities are expected to be moved to the Company's RRC facility in Ogden, Utah.

ITEM 3. LEGAL PROCEEDINGS.

    As discussed in other filings and elsewhere in this Form 10-K, the Company is subject to regulation by a number of federal, state and foreign agencies and is involved in various legal matters arising in the normal course of business.

    As reported previously, the Company is currently a defendant in two separate actions, along with a number of other participants in the dietary supplement industry, brought by private litigants under the California law known as "Proposition 65." One of the actions involves products that contain ethyl alcohol and the other involves products containing progesterone. The Company is currently disputing liability under both matters. Recently the Court hearing the matter involving products that contain ethyl alcohol granted the Motion for Demurrer filed by the Company and other defendants and subsequently denied the Plaintiff's motion for reconsideration. The Plaintiff may appeal this ruling.

    The Company carries insurance coverage in the types and amounts that management considers reasonably adequate to cover the risks it faces in the industry in which it competes. However, the Company's current liability policy excludes claims related to products containing ephedra. See "Business--Risks Associated with Products Containing Ephedra," and "Business--Risks Associated with Insurance Coverage."

    In the opinion of management, the Company's liability, if any, arising from individual regulatory and legal proceedings in which it is involved is not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows. However, the aggregate liability of the Company arising from regulatory and legal proceedings related to these matters could have a material effect on the Company's financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

    None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

    The following table sets forth certain information concerning the executive officers of Nutraceutical International Corporation:

NAME                                     AGE      POSITION
----                                   --------   --------
Frank W. Gay II......................     56      Director, Chairman of the Board and Chief Executive
                                                  Officer
Bruce R. Hough.......................     47      President
Jeffrey A. Hinrichs..................     44      Director, Executive Vice President, Chief Operating
                                                  Officer and Secretary
Gary M. Hume.........................     52      Executive Vice President
Leslie M. Brown, Jr. ................     37      Senior Vice President, Finance, Chief Financial Officer
                                                  and Assistant Secretary
Stanley E. Soper.....................     38      Vice President, Legal Affairs and Assistant Secretary
Cory J. McQueen......................     32      Vice President and Controller

    Frank W. Gay II has served as the Chairman of the Board of Directors of the Company since its inception and as Chief Executive Officer since 1994. Mr. Gay has been a partner of F.W. Gay & Sons, a private equity investment group, from 1967 to present. Mr. Gay received a master's degree in business administration from Harvard Business School.

    Bruce R. Hough was made President of the Company in 1994. Prior to joining the Company, Mr. Hough acted as a consultant from 1991 to 1993 and as President of Keystone Communications, a telecommunications firm, from 1987 to 1991. Mr. Hough is a graduate of Ricks College.

    Jeffrey A. Hinrichs has served as Executive Vice President and Chief Operating Officer of the Company since 1994, and as a member of the Board of Directors since 1998. Prior to joining the Company, Mr. Hinrichs served as President of Solaray from 1993 to 1994 and as Chief Financial Officer, and in other management positions, with Solaray from 1984 to 1993. Mr. Hinrichs is a graduate of Weber State University.

    Gary M. Hume has served as Executive Vice President of the Company since September 1999. Prior to joining the Company, Mr. Hume was President and CEO of Murdock Madaus Schwabe (Nature's Way) from 1995 to 1999. Prior to joining Nature's Way, Mr. Hume was President of Tree of Life's Southwest Division for over twenty years. Mr. Hume is a graduate of Southwestern Union College.

    Leslie M. Brown, Jr. joined the Company in January 1995 as Vice President and Controller. Mr. Brown became Senior Vice President, Finance and Chief Financial Officer in October 1997. Prior to joining the Company, he was employed by Price Waterhouse LLP. Mr. Brown received a master's degree in accounting from Brigham Young University and is a Certified Public Accountant.

    Stanley E. Soper joined the Company in 1997 as Vice President, Legal Affairs for the Company. Mr. Soper left the Company in August 1999. From September 1999 until March 2001, Mr. Soper was Founder and Senior Vice President of MyCounsel.com. He rejoined the Company in his previous position in March 2001. Mr. Soper was in private law practice from 1991 to 1997, most recently with Holland & Hart LLP. Mr. Soper received a J.D. from Yale Law School.

    Cory J. McQueen joined the Company in March 1995 as Assistant Controller. Mr. McQueen became Vice President and Controller in February 2001. Prior to joining the Company, he was employed by Price Waterhouse LLP. Mr. McQueen received a master's degree in accounting from the University of Utah and is a Certified Public Accountant.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS.

MARKET INFORMATION

    The Company's Common Stock is traded on the Nasdaq National Market (the "NNM") under the symbol "NUTR." The Common Stock commenced trading on NNM on February 20, 1998 upon completion of its initial public offering (the "Offering"). The following table sets forth the high and low closing prices per share for the Common Stock:

                                                                HIGH       LOW
                                                              --------   --------
1999:
  First Quarter.............................................    7.69       4.69
  Second Quarter............................................    6.00       4.06
  Third Quarter.............................................    5.38       3.69
  Fourth Quarter............................................    6.38       3.88

2000:
  First Quarter.............................................    4.81       3.31
  Second Quarter............................................    4.06       3.38
  Third Quarter.............................................    3.75       2.97
  Fourth Quarter............................................    3.69       2.66

2001:
  First Quarter.............................................    2.94       1.69
  Second Quarter............................................    2.81       1.69
  Third Quarter.............................................    3.60       2.00
  Fourth Quarter............................................    4.99       3.23

2002:
  First Quarter (through December 7, 2001)..................    4.60       3.15

HOLDERS

    As of the close of business on December 7, 2001, there were 282 holders of record of Common Stock. The Company believes that it has a significantly larger number of beneficial holders of Common Stock. A recently reported last sale price of the Common Stock on the NNM is set forth on the cover page of this report.

DIVIDENDS

    Since its incorporation in 1993, the Company has neither declared nor paid any cash or other dividends on its Common Stock and does not expect to pay dividends for the foreseeable future. Instead, the Company currently intends to retain earnings to support its growth strategy and reduce indebtedness. Any future determination by the Company to pay dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other factors, the Company's results of operations, financial condition, capital requirements and contractual restrictions, including restrictions specified in the Company's credit agreement dated February 25, 1998 (the "Credit Agreement").

ITEM 6. SELECTED FINANCIAL DATA.

    The selected financial data presented below were derived from the consolidated financial statements of the Company. This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto.

                                                                    YEAR ENDED SEPTEMBER 30,
                                               -------------------------------------------------------------------
                                                  1997          1998          1999          2000          2001
                                               -----------   -----------   -----------   -----------   -----------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales....................................  $    98,096   $   104,688   $   106,809   $   106,813   $   103,580
Cost of sales................................       52,277        57,750        57,261        55,658        52,243
                                               -----------   -----------   -----------   -----------   -----------
  Gross profit...............................       45,819        46,938        49,548        51,155        51,337
Operating expenses:
  Selling, general and administrative........       28,879        31,233        36,644        37,178        35,411
  Amortization of intangibles................        1,346         1,391         1,768         1,735         1,768
  Non-recurring payments to management
    advisors.................................          300         1,135            --            --            --
  One-time payment to executive officer......        1,700            --            --            --            --
                                               -----------   -----------   -----------   -----------   -----------
Income from operations.......................       13,594        13,179        11,136        12,242        14,158
Interest expense, net........................        6,572         3,971         2,493         3,060         2,665
                                               -----------   -----------   -----------   -----------   -----------
Income before provision for income taxes.....        7,022         9,208         8,643         9,182        11,493
Provision for income taxes...................        2,774         3,509         3,370         3,581         4,482
                                               -----------   -----------   -----------   -----------   -----------
Net income before extraordinary loss.........        4,248         5,699         5,273         5,601         7,011
Extraordinary loss on early extinguishment of
  debt, net of tax...........................           --        (3,129)           --            --            --
                                               -----------   -----------   -----------   -----------   -----------
Net income...................................  $     4,248   $     2,570   $     5,273   $     5,601   $     7,011
                                               ===========   ===========   ===========   ===========   ===========
Net income before extraordinary loss per
  common share, basic........................  $      0.46   $      0.53   $      0.45   $      0.49   $      0.64
Net income before extraordinary loss per
  common share, diluted......................  $      0.40   $      0.48   $      0.42   $      0.46   $      0.64
Net income per common share, basic...........  $      0.46   $      0.24   $      0.45   $      0.49   $      0.64
Net income per common share, diluted.........  $      0.40   $      0.22   $      0.42   $      0.46   $      0.64
Weighted average shares outstanding, basic...    9,308,583    10,806,178    11,729,587    11,509,168    10,963,282
Weighted average shares outstanding,
  diluted....................................   10,502,749    11,902,348    12,494,179    12,204,945    10,972,398

OTHER FINANCIAL DATA:
Adjusted EBITDA..............................  $    19,563   $    19,410   $    17,082   $    18,307   $    20,350
Capital expenditures (excluding
  acquisitions)..............................        3,652         3,380         7,904         6,552         5,300
Cash flows provided by (used in):
  Operating activities.......................        9,363        10,063         6,528        15,604        15,958
  Investing activities.......................       (3,652)      (17,815)       (9,058)       (8,953)       (5,300)
  Financing activities.......................       (3,617)        5,309         1,423        (5,742)      (10,364)

BALANCE SHEET DATA (AT PERIOD END):
Cash.........................................  $     4,415   $     1,967   $       869   $     1,773   $     2,074
Working capital..............................       15,616        24,047        29,249        27,714        25,852
Total assets.................................       90,110       104,308       108,644       108,329       104,099
Total debt...................................       60,259        37,133        38,830        38,022        27,500
Stockholders' equity.........................       16,354        51,622        57,290        57,944        65,189

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

                                                               YEAR ENDED SEPTEMBER 30,
                                                 ----------------------------------------------------
                                                   1997       1998       1999       2000       2001
                                                 --------   --------   --------   --------   --------
                                                                (DOLLARS IN THOUSANDS)
Net income before extraordinary loss...........  $ 4,248    $ 5,699    $ 5,273    $ 5,601    $ 7,011
Provision for income taxes.....................    2,774      3,509      3,370      3,581      4,482
Interest expense, net(1).......................    6,572      3,971      2,493      3,060      2,665
Depreciation and amortization(2)...............    3,969      5,096      5,946      6,065      6,192
Non-recurring payments to management
  advisors(3)..................................      300      1,135         --         --         --
One-time payment to executive officer(4).......    1,700         --         --         --         --
                                                 -------    -------    -------    -------    -------
Adjusted EBITDA................................  $19,563    $19,410    $17,082    $18,307    $20,350
                                                 =======    =======    =======    =======    =======

------------------------

(1) Includes amortization of capitalized debt issuance costs.

(2) Includes non-recurring amortization of inventory write-up.

(3) Represents management fees paid to Bain Capital and F.W. Gay & Sons pursuant to a management advisory agreement, which was terminated in connection with the Company's Offering. As is often the case in stand-alone acquisition scenarios such as the Company's original acquisition of Solaray, during the early stages of the Company's development it relied heavily on an affiliate of its equity sponsors, Bain Capital, to provide certain management services, paying a recurring annual fee pursuant to the management advisory agreement in respect of such services. Over time, the Company has developed the infrastructure to provide these services internally and, as a result, terminated the management advisory agreement (and the recurring management fees payable thereunder) upon consummation of the Offering.

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

OVERVIEW

    Nutraceutical is one of the nation's largest manufacturers and marketers of quality branded nutritional supplements sold to health and natural food stores. The Company sells its branded products under the brand names
SOLARAY-Registered Trademark-, KAL-Registered Trademark-,
NATURALMAX-Registered Trademark-, VEGLIFE-Registered Trademark-, PREMIER ONE-Registered Trademark-, SOLAR GREEN-Registered Trademark-, NATURAL SPORT-Registered Trademark-, ACTIPET-Registered Trademark-, ACTION LABS-Registered Trademark- and THOMPSON-Registered Trademark- to health and natural food stores in the United States, and to distributors and stores worldwide. Under the name WOODLAND PUBLISHING-TM-, the Company publishes, prints and markets a line of books and booklets to, among others, book distributors, national retail bookstores and health and natural food stores. The Company manufactures and/or distributes one of the broadest branded product lines in the industry with over 2,500 stock keeping units ("SKUs"), including over 400 SKUs exclusively sold internationally. The Company believes that as a result of its emphasis on innovation, quality, loyalty, education and customer service, the Company's brands are widely recognized in health and natural food stores and among their customers.

    In addition to its branded products, the Company manufactures bulk materials for use in its own products and for sale to other manufacturers and marketers in the nutritional supplement industry under the tradenames MONARCH NUTRITIONAL LABORATORIES-TM- and GREAT BASIN BOTANICALS-TM-. The Company also distributes the products of certain third parties.

    The Company was formed in 1993 by senior management and Bain Capital to effect a consolidation strategy in the fragmented VMS Industry. Since its formation, the Company has completed the following acquisitions: Solaray, Premier One, KAL, Monarch, Action Labs, NutraForce Canada, Woodland Publishing and Thompson. As a result of these acquisitions, internal growth and cost management, between 1993 and 2001, the Company has experienced growth in net sales and profitability. Management believes that the Company is well positioned to continue to capitalize on the consolidation the Company believes is occurring in the VMS Industry.

RESULTS OF OPERATIONS

    The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

                                                               YEAR ENDED SEPTEMBER 30,
                                                         ------------------------------------
                                                           1999          2000          2001
                                                         --------      --------      --------
Net sales..........................................       100.0%        100.0%        100.0%
Cost of sales......................................        53.6          52.1          50.4
                                                          -----         -----         -----
Gross profit.......................................        46.4          47.9          49.6
Selling, general and administrative................        34.3          34.8          34.2
Amortization of intangibles........................         1.7           1.6           1.7
                                                          -----         -----         -----
Income from operations.............................        10.4          11.5          13.7
Interest expense, net..............................         2.3           2.9           2.6
                                                          -----         -----         -----
Income before provision for income taxes...........         8.1           8.6          11.1
Provision for income taxes.........................         3.2           3.4           4.3
                                                          -----         -----         -----
Net income.........................................         4.9%          5.2%          6.8%
                                                          =====         =====         =====

COMPARISON OF FISCAL 2001 TO FISCAL 2000

    NET SALES. Net sales decreased by $3.2 million, or 3.0%, to $103.6 million for fiscal 2001 from $106.8 for fiscal 2000. Net sales of branded products decreased by $3.1 million, or 3.2%, to $93.2 million for fiscal 2001 from $96.3 million for fiscal 2000. Net sales of bulk materials decreased by $0.1 million, or 1.0%, to $10.4 million for fiscal 2001 from $10.5 million for fiscal 2000. The decreases in net sales of branded products and bulk materials were primarily the result of decreased sales volume. The Company believes that the decreased sales volume was primarily attributable to an overall industry slow down in sales of nutritional supplements. The Company believes that the industry slow down in sales of nutritional supplements experienced in this period may continue through calendar 2002.

    GROSS PROFIT. Gross profit increased by $0.1 million, or 0.4%, to $51.3 million for fiscal 2001 from $51.2 million for fiscal 2000. As a percentage of net sales, gross profit increased to 49.6% for fiscal 2001 from 47.9% for fiscal 2000. This increase in gross profit was primarily attributable to improvements in direct material pricing. During fiscal 2001, direct material pricing improved primarily due to enhanced purchasing management, new material sources and increased supplier competition.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $1.8 million, or 4.8%, to $35.4 million for fiscal 2001 from $37.2 million for fiscal 2000. As a percentage of net sales, selling, general and administrative expenses decreased to 34.2% for fiscal 2001 from 34.8% for fiscal 2000. This decrease in selling, general and administrative expenses was primarily attributable to the Company's efforts to reduce costs through better monitoring controls and facility consolidation.

    AMORTIZATION OF INTANGIBLES. Amortization of intangibles remained relatively flat at $1.8 million for fiscal 2001 from $1.7 million for fiscal 2000. As a percentage of net sales, amortization of intangibles increased to 1.7% for fiscal 2001 from 1.6% for fiscal 2000.

    INTEREST EXPENSE, NET. Interest expense decreased by $0.4 million, or 12.9%, to $2.7 million for fiscal 2001 from $3.1 million for fiscal 2000. As a percentage of net sales, interest expense decreased to 2.6% for fiscal 2001 from 2.9% for fiscal 2000. This decrease in interest expense was primarily attributable to decreased interest rates and decreased indebtedness resulting from repayments made under the Company's Credit Agreement.

    PROVISION FOR INCOME TAXES. The Company's effective tax rate remained constant at 39.0% for both fiscal 2001 and fiscal 2000. In each fiscal year, the effective tax rate is higher than statutory rates primarily due to state tax considerations.

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

SELECTED QUARTERLY FINANCIAL DATA; SEASONALITY

    The following table sets forth certain quarterly financial data for fiscal 2000 and 2001. This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflects all normally recurring adjustments necessary for fair presentation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

                                                    FISCAL 2000                                 FISCAL 2001
                                     -----------------------------------------   -----------------------------------------
                                      FIRST      SECOND     THIRD      FOURTH     FIRST      SECOND     THIRD      FOURTH
                                     QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                                     --------   --------   --------   --------   --------   --------   --------   --------
                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA: UNAUDITED)
Net sales..........................  $27,650    $28,674    $25,552    $24,937    $25,327    $27,009    $26,659    $24,585
Gross profit.......................   13,132     13,736     12,297     11,990     12,130     13,403     13,494     12,310
Net income.........................    1,608      1,735      1,212      1,046      1,330      1,806      2,010      1,865
Net income per common share:
  Basic............................  $  0.14    $  0.15    $  0.11    $  0.10    $  0.12    $  0.17    $  0.18    $  0.17
  Diluted..........................  $  0.13    $  0.14    $  0.10    $  0.09    $  0.12    $  0.17    $  0.18    $  0.17

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

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operations was $16.0 million, $15.6 million and $6.5 million for the years ended September 30, 2001, 2000 and 1999, respectively. The increase in net cash provided by operations in fiscal 2001 was primarily attributable to an increase in net income of $1.4 million offset by a decrease in cash provided by working capital of $1.2 million.

    Net cash used in investing activities was $5.3 million, $9.0 million and $9.1 million for the years ended September 30, 2001, 2000 and 1999, respectively. The Company's investing activities consist primarily of capital expenditures and acquisitions. Capital expenditures during the years ended September 30, 2001, 2000 and 1999 related primarily to manufacturing equipment and information systems and, to a lesser extent, distribution equipment required to expand capacity and improve overall operating efficiency. Also, expenditures were incurred related to leasehold improvements at the RRC facility. The Company intends to finance anticipated capital expenditures through internally generated cash flow and, if necessary, through funds provided under its Credit Agreement.

    Net cash provided by (used in) financing activities was ($10.4) million, ($5.7) million and $1.4 million for the years ended September 30, 2001, 2000 and 1999, respectively. The Company's financing activities consist primarily of borrowings and repayments under the Company's Credit Agreement related to operating needs. In fiscal 2001, the Company's financing activities were significantly impacted by repayments of borrowings under the Company's Credit Agreement. In fiscal 2000, the Company's financing activities were significantly impacted by purchases of Common Stock for treasury and outstanding warrant rights.

    At September 30, 2001, the Company's Credit Agreement made $65.0 million of revolving credit borrowings available to the Company. The available revolving credit borrowings are reduced to $45.0 million during fiscal 2002. The reductions during fiscal 2002 occur quarterly beginning October 31, 2001 with reductions of $2.5 million per quarter for first two quarters and reductions of $7.5 million per quarter for the last two quarters. Borrowings under the Credit Agreement are secured by certain assets of the Company and bear interest at the applicable Eurodollar Rate plus a variable margin or at the Federal Funds Rate plus 0.5% plus a variable margin. At September 30, 2001, the applicable weighted-average interest rate for Eurodollar Rate borrowings was 3.85%. The Company is also required to pay a variable quarterly fee on the unused balance under the Credit Agreement. At September 30, 2001, the applicable rate was 0.25%. Accrued interest on Federal Funds Rate borrowings is payable quarterly. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. The Credit Agreement matures on January 31, 2003, and the Company is required to repay all principal outstanding under the Credit Agreement on such date.

    The Credit Agreement contains restrictive covenants, including restrictions on incurring other indebtedness, limitations on capital expenditures and requirements that the Company maintain financial ratios and profitability measures. Upon the occurrence of an event of default, the lender may require the Company to repay all amounts borrowed under the Credit Agreement and may proceed against the collateral. The Credit Agreement also restricts the Company's ability to make certain payments, including the payment of dividends on its Common Stock and payments with respect to certain capital expenditures without the approval of its lenders.

    A key component of the Company's business strategy is to seek to make additional acquisitions, which will likely require that the Company obtain additional financing, which could include the occurrence of substantial additional indebtedness. The Company believes that borrowings under the Credit Agreement or a replacement credit facility, together with cash flows from operations, will be sufficient to make required payments under the Credit Agreement or any such replacement facility, and to make anticipated capital expenditures and fund working capital needs for fiscal 2002.

NEW ACCOUNTING STANDARDS

    The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS ("SFAS 141"). SFAS 141 requires that the purchase method of accounting be used for all business combinations for which the date of acquisition is after June 30, 2001. SFAS 141 also establishes specific criteria for the recognition of intangible assets. The Company will adopt SFAS 141 for acquisitions completed after June 30, 2001 in preparing its financial statements.

    The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS
("SFAS 142"). SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS 142 is effective for fiscal years beginning after December 15, 2001. However, early adoption of SFAS 142 is permitted for companies with fiscal years beginning after March 15, 2001, provided that first quarter financial statements have not previously been issued. The Company is evaluating SFAS 142 for adoption as of October 1, 2001 and is currently evaluating the impact SFAS 142 may have on its financial statements. As of September 30, 2001, the Company had unamortized goodwill of $51.8 million.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    Borrowings under the Credit Agreement bear interest at the applicable Eurodollar Rate plus a variable margin or at the Federal Funds Rate plus 0.5% plus a variable margin. At September 30, 2001, the applicable weighted average interest rate for Eurodollar Rate borrowings was 3.85% and the Company had total borrowings outstanding of $27.5 million. To date, the Company has not obtained interest rate protection with respect to these borrowings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information required by Item 8 is set forth on pages F-1 through F-18 of this Form 10-K. The supplementary financial information required by Item 302 of Regulation S-K is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Selected Quarterly Financial Data; Seasonality."

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information with respect to certain relationships and related transactions is set forth in the Proxy Statement under the headings "The Board of Directors--Compensation Committee Interlocks and Insider Participation" and "The Board of Directors--Certain Relationships and Related Transactions," which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) The following documents are filed as part of this report:

       1.  Exhibits, as set forth on the attached Exhibit Index.

       2. Financial Statements, as set forth on the attached Index to Financial Statements.

       3.  Financial Statement Schedules.

           Schedule II--Valuation and Qualifying Accounts

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of December 2001.

                                                  NUTRACEUTICAL INTERNATIONAL CORPORATION

                                                  By:               /s/ FRANK W. GAY II
                                                       ---------------------------------------------
                                                                      Frank W. Gay II
                                                                   CHAIRMAN OF THE BOARD
                                                                AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 14th day of December 2001.

                   SIGNATURE                                           CAPACITY
------------------------------------------------  ---------------------------------------------------
              /s/ FRANK W. GAY II
     --------------------------------------       Director, Chairman of the Board and Chief Executive
                Frank W. Gay II                     Officer (Principal Executive Officer)

            /s/ JEFFREY A. HINRICHS
     --------------------------------------       Director, Executive Vice President, Chief Operating
              Jeffrey A. Hinrichs                   Officer and Secretary

            /s/ LESLIE M. BROWN, JR.              Senior Vice President, Finance, Chief Financial
     --------------------------------------         Officer and Assistant Secretary (Principal
              Leslie M. Brown, Jr.                  Financial and Accounting Officer)

              /s/ MICHAEL D. BURKE
     --------------------------------------       Director
                Michael D. Burke

               /s/ ROBERT C. GAY
     --------------------------------------       Director
                 Robert C. Gay

              /s/ MATTHEW S. LEVIN
     --------------------------------------       Director
                Matthew S. Levin

               /s/ JAMES D. STICE
     --------------------------------------       Director
                 James D. Stice

              /s/ J. STEVEN YOUNG
     --------------------------------------       Director
                J. Steven Young

                                 EXHIBIT INDEX

       NUMBER           DESCRIPTION
---------------------   -----------
         3.1            Form of Amended and Restated Certificate of Incorporation of
                          the Company(1)
         3.2            Form of By-laws of the Company(1)
         4.1            Form of certificate representing Common Stock(1)
         4.2            Amended and Restated Registration Agreement dated as of
                          January 31, 1995 among the Company and certain of its
                          stockholders(1)
         4.3            Credit Agreement dated as of February 25, 1998 among the
                          Company and its lenders(2)
        10.1            Nutraceutical International Corporation 1998 Stock Incentive
                          Plan(1)
        10.2            Nutraceutical International Corporation 1998 Non-Employee
                          Director Stock Option Plan(1)
        10.3            Nutraceutical International Corporation Employee Stock
                          Discount Purchase Plan(1)
        10.4            Transaction Services Agreement between the Company and Bain
                          Capital(1)
        10.5            Consultant Stock Agreement dated as of October 28, 1993
                          between the Company and Bruce R. Hough(1)
        10.6            Executive Stock Agreement dated as of October 28, 1993
                          between the Company and Jeffrey A. Hinrichs(1)
        10.7            Stock Option Agreement dated as of November 15, 1994 between the Company and Jeffrey A. Hinrichs(1)
        10.8            Stock Option Agreement dated as of November 15, 1994 between the Company and Bruce R. Hough(1)
        10.9            Stock Option Agreement dated as of November 15, 1994 between the Company and Frank W. Gay II(1)
        11.1            Computation of earnings per share
                        The information required by Exhibit 11.1 is set forth on
                          page F-14 of this Form 10-K.
        21.1            Subsidiaries of the Company

------------------------

(1) Incorporated herein by reference to the applicable exhibit to the Company's Registration Statement on Form S-1/A, Registration No. 333-41909.

(2) Incorporated by reference to the applicable exhibit to the Company's Form 10-K for the period ending September 30, 1998. The Company agrees to furnish supplementary to the Commission a copy of any omitted schedule or exhibit to such agreement upon request by the Commission.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION
                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Financial Statements:

  Report of Independent Accountants.........................    F-2

  Consolidated Balance Sheets at September 30, 2000 and
    2001....................................................    F-3

  Consolidated Statements of Operations for the years ended
    September 30, 1999, 2000 and 2001.......................    F-4

  Consolidated Statements of Cash Flows for the years ended
    September 30, 1999, 2000 and 2001.......................    F-5

  Consolidated Statements of Stockholders' Equity for
    the years ended September 30, 1999,
    2000 and 2001...........................................    F-6

  Notes to Consolidated Financial Statements................    F-7

Financial Statement Schedules:

  For each of the three years in the period ended
    September 30, 2001
    Schedule II--Valuation and Qualifying Accounts

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Nutraceutical International Corporation:

    In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Nutraceutical International Corporation and its subsidiaries at September 30, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Salt Lake City, Utah
December 12, 2001

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
                                     ASSETS

Current assets:
  Cash......................................................  $  1,773   $  2,074
  Accounts receivable, net..................................     9,551     10,138
  Inventories, net..........................................    24,083     19,523
  Prepaid expenses and other current assets.................       976        607
  Deferred income taxes.....................................     1,162      1,506
                                                              --------   --------
    Total current assets....................................    37,545     33,848

Property, plant and equipment, net..........................    16,939     17,794
Goodwill, net...............................................    53,068     51,765
Other non-current assets, net...............................       777        692
                                                              --------   --------
                                                              $108,329   $104,099
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of capital lease obligations..............  $     22   $     --
  Accounts payable..........................................     6,418      4,832
  Accrued expenses..........................................     3,391      3,164
                                                              --------   --------
    Total current liabilities...............................     9,831      7,996

Long-term debt..............................................    38,000     27,500
Deferred income taxes, net..................................     2,554      3,414
                                                              --------   --------
    Total liabilities.......................................    50,385     38,910
                                                              --------   --------
Commitments and contingencies (Notes 10, 14 and 15)

Stockholders' equity:
  Common Stock, $0.01 par value, 50,000,000 shares
    authorized, 11,823,391 shares issued and 10,905,104
    shares outstanding at September 30, 2000, 11,946,630
    shares issued and 11,028,343 shares outstanding at
    September 30, 2001......................................       118        119
  Additional paid-in capital................................    41,012     41,238
  Retained earnings.........................................    20,105     27,116
  Cumulative translation adjustment.........................        18         25
  Treasury stock at cost, 918,287 shares at September 30,
    2000 and 2001...........................................    (3,309)    (3,309)
                                                              --------   --------
    Total stockholders' equity..............................    57,944     65,189
                                                              --------   --------
                                                              $108,329   $104,099
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEARS ENDED SEPTEMBER 30,
                                                           ------------------------------------
                                                              1999         2000         2001
                                                           ----------   ----------   ----------
Net sales................................................  $  106,809   $  106,813   $  103,580
Cost of sales............................................      57,261       55,658       52,243
                                                           ----------   ----------   ----------
  Gross profit...........................................      49,548       51,155       51,337
                                                           ----------   ----------   ----------
Operating expenses:
  Selling, general and administrative....................      36,644       37,178       35,411
  Amortization of intangibles............................       1,768        1,735        1,768
                                                           ----------   ----------   ----------
                                                               38,412       38,913       37,179
                                                           ----------   ----------   ----------
Income from operations...................................      11,136       12,242       14,158
Interest expense, net....................................       2,493        3,060        2,665
                                                           ----------   ----------   ----------
Income before provision for income taxes.................       8,643        9,182       11,493
Provision for income taxes...............................       3,370        3,581        4,482
                                                           ----------   ----------   ----------
Net income...............................................  $    5,273   $    5,601   $    7,011
                                                           ==========   ==========   ==========
Net income per common share:
  Basic..................................................  $     0.45   $     0.49   $     0.64
  Diluted................................................  $     0.42   $     0.46   $     0.64

Weighted average common shares outstanding:
  Basic..................................................  11,729,587   11,509,168   10,963,282
  Diluted................................................  12,494,179   12,204,945   10,972,398

  The accompanying notes are an integral part of these consolidated financial statements.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEARS ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                1999       2000       2001
                                                              --------   --------   --------
Cash flows from operating activities:
  Net income................................................  $ 5,273    $ 5,601    $  7,011
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization (includes amortization of
      inventory write-up of $92 during 1999)................    5,946      6,065       6,192
    Amortization of debt issuance costs.....................      215        215         233
    Loss on disposal of property, plant and equipment.......       44         36          21
    Changes in assets and liabilities, net of effects from
      acquisitions:
      Accounts receivable, net..............................      245       (541)       (587)
      Inventories, net......................................   (2,616)     3,723       4,000
      Prepaid expenses and other current assets.............      251        421         369
      Deferred income taxes, net............................      479        357         516
      Other non-current assets, net.........................      468         90         (72)
      Accounts payable......................................   (2,852)      (461)     (1,586)
      Accrued expenses......................................     (925)        98        (139)
                                                              -------    -------    --------
        Net cash provided by operating activities...........    6,528     15,604      15,958
                                                              -------    -------    --------
Cash flows from investing activities:
  Proceeds from the sale of property and equipment..........       33         --          --
  Purchases of property and equipment.......................   (7,904)    (6,552)     (5,300)
  Acquisitions of businesses................................   (1,187)    (2,401)         --
                                                              -------    -------    --------
        Net cash used in investing activities...............   (9,058)    (8,953)     (5,300)
                                                              -------    -------    --------
Cash flows from financing activities:
  Proceeds from long-term debt..............................    4,750      3,500          --
  Payments on long-term debt................................   (3,000)    (4,250)    (10,500)
  Principal payments on capital lease obligations...........      (53)       (58)        (22)
  Payments of deferred financing fees.......................       --         --         (69)
  Proceeds from issuances of common stock...................      117        101         227
  Purchase of warrant rights................................       --     (1,726)         --
  Purchases of common stock for treasury....................     (391)    (3,309)         --
                                                              -------    -------    --------
        Net cash provided by (used in) financing
          activities........................................    1,423     (5,742)    (10,364)
                                                              -------    -------    --------
Effect of exchange rate changes on cash.....................        9         (5)          7
                                                              -------    -------    --------
Net increase (decrease) in cash.............................   (1,098)       904         301
Cash at beginning of period.................................    1,967        869       1,773
                                                              -------    -------    --------
Cash at end of period.......................................  $   869    $ 1,773    $  2,074
                                                              =======    =======    ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest................................................  $ 2,124    $ 3,318    $  2,577
    Income taxes............................................  $ 3,523    $ 3,251    $  3,135

  The accompanying notes are an integral part of these consolidated financial statements.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 ACCUMULATED
                                    COMMON STOCK        ADDITIONAL                  OTHER                      TOTAL
                                ---------------------    PAID-IN     RETAINED   COMPREHENSIVE   TREASURY   STOCKHOLDERS'
                                  SHARES      AMOUNT     CAPITAL     EARNINGS      INCOME        STOCK        EQUITY
                                ----------   --------   ----------   --------   -------------   --------   -------------
BALANCE AT OCTOBER 1, 1998....  11,764,879     $118      $42,515     $ 9,277        $ 13        $  (301)      $51,622
Net income....................          --       --           --       5,273          --             --         5,273
Cumulative translation
  adjustment..................          --       --           --          --          18             --            18
                                                                                                              -------
Total comprehensive income....                                                                                  5,291
Issuances of common stock.....      26,416       --          122          --          --             --           122
Purchases of common stock for
  treasury....................          --       --           --          --          --           (391)         (391)
Issuance of common stock from
  treasury....................          --       --           --         (46)         --            692           646
                                ----------     ----      -------     -------        ----        -------       -------
BALANCE AT SEPTEMBER 30,
  1999........................  11,791,295      118       42,637      14,504          31             --        57,290
Net income....................          --       --           --       5,601          --             --         5,601
Cumulative translation
  adjustment..................          --       --           --          --         (13)            --           (13)
                                                                                                              -------
Total comprehensive income....                                                                                  5,588
Issuances of common stock.....      32,096       --          101          --          --             --           101
Purchases of common stock for
  treasury....................          --       --           --          --          --         (3,309)       (3,309)
Purchase of warrant rights....          --       --       (1,726)         --          --             --        (1,726)
                                ----------     ----      -------     -------        ----        -------       -------
BALANCE AT SEPTEMBER 30,
  2000........................  11,823,391      118       41,012      20,105          18         (3,309)       57,944
Net income....................          --       --           --       7,011          --             --         7,011
Cumulative translation
  adjustment..................          --       --           --          --           7             --             7
                                                                                                              -------
Total comprehensive income....                                                                                  7,018
Issuances of common stock.....     123,239        1          226          --          --             --           227
                                ----------     ----      -------     -------        ----        -------       -------
BALANCE AT SEPTEMBER 30,
  2001........................  11,946,630     $119      $41,238     $27,116        $ 25        $(3,309)      $65,189
                                ==========     ====      =======     =======        ====        =======       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. DESCRIPTION OF BUSINESS

    Nutraceutical International Corporation (the "Company") is a manufacturer and marketer of quality branded nutritional supplements sold to health and natural food stores. The Company sells its branded products under the brand names SOLARAY-Registered Trademark-, KAL-Registered Trademark-, NATURALMAX-Registered Trademark- VEGLIFE-Registered Trademark-, PREMIER ONE-Registered Trademark-, SOLAR GREEN-Registered Trademark-, NATURAL SPORT-Registered Trademark-, ACTIPET-Registered Trademark-, ACTION LABS-Registered Trademark- and THOMPSON-Registered Trademark- to health and natural food stores in the United States, and to distributors and stores worldwide. Under the name WOODLAND PUBLISHING-TM-, the Company publishes, prints and markets a line of books and booklets to, among others, book distributors, national retail bookstores and health and natural food stores. In addition to its branded products, the Company manufactures bulk materials for use in its own products and for sale to other manufacturers and marketers in the nutritional supplement industry under the trade names MONARCH NUTRITIONAL LABORATORIES-TM-and GREAT BASIN BOTANICALS-TM-.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of the Company and its subsidiaries. The operating results of acquired businesses were consolidated from their respective dates of acquisition (Note 3). All significant intercompany transactions and balances were eliminated.

    USE OF ESTIMATES--The preparation of these financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Estimates include reserves for customer returns and allowances, uncollectible accounts receivable and obsolete and slow moving inventories. Actual results may differ from these estimates.

    FAIR VALUE OF FINANCIAL INSTRUMENTS--The fair value of financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and debt, approximates their respective book values.

    CASH--Substantially all of the Company's cash was held by one bank at September 30, 2001. The Company does not believe that, as a result of this concentration, it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

    INVENTORIES--Inventories are accounted for using the first-in, first-out method and include freight-in, materials, labor and overhead costs and are stated at the lower of cost or market, cost being determined by a moving weighted average.

    PROPERTY, PLANT AND EQUIPMENT--Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets. Expenditures for renewals and betterments are capitalized while maintenance and repairs are charged to operations in the periods incurred. Upon sale or disposal of any asset, the historical cost and related accumulated depreciation or amortization of such asset are removed from their respective accounts and any gain or loss is recorded in the Consolidated Statements of Operations.

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

    DEFERRED FINANCING FEES--The Company deferred certain debt issuance costs related to the establishment of its credit agreement dated February 25, 1998 (the "Credit Agreement") (Note 9). These costs are capitalized in other non-current assets and are being amortized using the effective interest rate method over the life of the Credit Agreement.

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

    REVENUE RECOGNITION--A sale is recognized upon shipment of merchandise to a customer. At the time of sale, a provision is made for estimated customer returns and allowances.

    SHIPPING AND HANDLING COSTS--The costs of shipping merchandise to customers are classified as selling, general and administrative expenses in the Consolidated Statements of Operations.

    RESEARCH AND DEVELOPMENT--The Company expenses research and development costs as incurred. For the years ended September 30, 1999, 2000 and 2001, the Company incurred $900, $657 and $491, respectively, in research and development expenditures. These costs are included in selling, general and administrative expenses for the respective periods.

    ADVERTISING--The Company expenses advertising costs as incurred. These costs are included in selling, general and administrative expenses in the Consolidated Statements of Operations.

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

    ACCOUNTING FOR STOCK-BASED COMPENSATION--The Company has adopted Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"). The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and provides pro forma disclosures of net income and net income per share as if the fair

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) value-based method prescribed by SFAS 123 had been applied in measuring compensation expense (Note 12).

    CONCENTRATIONS OF CREDIT RISK--In the normal course of business, the Company provides credit terms to its customers; however, collateral is not required. Accordingly, the Company performs credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations. From time to time, a higher concentration of credit risk may exist on outstanding accounts receivable for a select number of customers depending on individual buying patterns.

    NEW ACCOUNTING STANDARDS--The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS ("SFAS 141"). SFAS 141 requires that the purchase method of accounting be used for all business combinations for which the date of acquisition is after June 30, 2001. SFAS 141 also establishes specific criteria for the recognition of intangible assets. The Company will adopt SFAS 141 for acquisitions completed after June 30, 2001 in preparing its financial statements. The Financial Accounting Standards Board issued Statement of Financial Accounting
Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS 142"). SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS 142 is effective for fiscal years beginning after December 15, 2001. However, early adoption of SFAS 142 is permitted for companies with fiscal years beginning after March 15, 2001, provided that first quarter financial statements have not previously been issued. The Company is evaluating SFAS 142 for adoption as of October 1, 2001 and is currently evaluating the impact SFAS 142 may have on its financial statements. As of September 30, 2001, the Company had unamortized goodwill of $51,765.

3. ACQUISITIONS

    ACQUISITIONS--On May 26, 2000, the Company acquired certain assets of Rexall Sundown, Inc.'s Thompson Nutritional Products business (referred to as the "Fiscal 2000 Acquisition"). The aggregate purchase price for the Fiscal 2000 Acquisition was $2,401 and was paid in cash. This acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was assigned to the assets acquired and liabilities assumed based on their fair market values at the date of acquisition. The excess of the purchase price over the fair market values of the assets acquired and liabilities assumed has been classified as goodwill and is being amortized using the straight-line method. The Consolidated Statements of Operations and Consolidated Statements of Cash Flows presented herein include the activities of this acquired business from its date of acquisition.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

4. ACCOUNTS RECEIVABLE, NET

    Accounts receivable, net, consist of the following:

                                                               SEPTEMBER 30,
                                                            -------------------
                                                              2000       2001
                                                            --------   --------
Accounts receivable.......................................  $10,807    $11,418
Less allowances...........................................   (1,256)    (1,280)
                                                            -------    -------
                                                            $ 9,551    $10,138
                                                            =======    =======

5. INVENTORIES, NET

    Inventories, net of reserves for obsolete and slow moving inventories, are comprised of the following:

                                                               SEPTEMBER 30,
                                                            -------------------
                                                              2000       2001
                                                            --------   --------
Raw materials.............................................  $ 8,277    $ 5,169
Work-in-process...........................................    4,242      3,524
Finished goods............................................   11,564     10,830
                                                            -------    -------
                                                            $24,083    $19,523
                                                            =======    =======

6. PROPERTY, PLANT AND EQUIPMENT, NET

    Property, plant and equipment, net, are comprised of the following:

                                                 ESTIMATED       SEPTEMBER 30,
                                                USEFUL LIFE   -------------------
                                                 IN YEARS       2000       2001
                                                -----------   --------   --------
Land..........................................          --    $    422   $    422
Building......................................          30       1,872      1,881
Leasehold improvements........................        1-10       7,690      8,701
Furniture, fixtures and equipment.............        3-10      21,059     24,981
                                                              --------   --------
                                                                31,043     35,985
Less accumulated depreciation and
  amortization................................                 (14,104)   (18,191)
                                                              --------   --------
                                                              $ 16,939   $ 17,794
                                                              ========   ========

    At September 30, 2000, furniture, fixtures and equipment included $327 of capitalized leased equipment with an accumulated amortization balance of $303. At September 30, 2001, the Company had no capitalized leased equipment. Certain property and equipment collateralize debt obligations (Note 9).

    Depreciation and amortization of property, plant and equipment totaled $4,086, $4,330 and $4,424 for the years ended September 30, 1999, 2000 and 2001, respectively.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

7. GOODWILL, NET

    Goodwill, net, is comprised of the following:

                                                               SEPTEMBER 30,
                                                            -------------------
                                                              2000       2001
                                                            --------   --------
Goodwill..................................................  $61,005    $61,477
Less accumulated amortization.............................   (7,937)    (9,712)
                                                            -------    -------
                                                            $53,068    $51,765
                                                            =======    =======

8. ACCRUED EXPENSES

    Accrued expenses are comprised of the following:

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
Employee payroll, taxes, benefits and performance
  incentives................................................   $2,533     $2,014
Accrued income taxes........................................       --        578
Other accrued expenses......................................      858        572
                                                               ------     ------
                                                               $3,391     $3,164
                                                               ======     ======

9. LONG-TERM DEBT

    Long-term debt is comprised of the following:

                                                               SEPTEMBER 30,
                                                            -------------------
                                                              2000       2001
                                                            --------   --------
Revolving Credit Facility.................................  $38,000    $27,500
                                                            =======    =======

    DEBT TRANSACTIONS

    At September 30, 2001, the Company's Credit Agreement made $65,000 of revolving credit borrowings available to the Company. The available revolving credit borrowings are reduced to $45,000 during fiscal 2002. The reductions during fiscal 2002 occur quarterly beginning October 31, 2001 with reductions of $2.5 million per quarter for the first two quarters and reductions of $7.5 million per quarter for the last two quarters. Borrowings under the Credit Agreement are secured by certain assets of the Company and bear interest at the applicable Eurodollar Rate plus a variable margin or at the Federal Funds Rate plus 0.5% plus a variable margin. At September 30, 2001, the applicable weighted-average interest rate for Eurodollar Rate borrowings was 3.85%. The Company is also required to pay a variable quarterly fee on the unused balance under the Credit Agreement. At September 30, 2001, the applicable rate was 0.25%. Accrued interest on Federal Funds Rate borrowings is payable quarterly. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. The Credit Agreement matures on January 31, 2003, and the Company is required to repay all principal outstanding under the Credit Agreement on such date. Accordingly, the outstanding principal balance at September 30, 2001 was classified as long-term debt.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

9. LONG-TERM DEBT (CONTINUED)
    The Credit Agreement contains restrictive covenants, including restrictions on incurring other indebtedness, limitations on capital expenditures and requirements that the Company maintain certain financial ratios and profitability measures. Upon the occurrence of an event of default, the lender may require the Company to repay all amounts borrowed under the Credit Agreement and may proceed against the collateral.

10. LEASE COMMITMENTS AND OBLIGATIONS

    The Company leases office and warehouse facilities under non-cancelable operating leases ending during fiscal years 2002 and 2003; however, the Company has negotiated early termination and extension options in many cases. These operating leases require the Company to pay all taxes, insurance and maintenance.

    The following summarizes future minimum lease payments required under non-cancelable operating leases:

                                                            OPERATING
YEAR ENDING SEPTEMBER 30,                                    LEASES
-------------------------                                   ---------
2002......................................................    $637
2003......................................................      25
Thereafter................................................      --
                                                              ----
Future minimum lease payments.............................    $662
                                                              ====

    Total rent expense incurred by the Company under non-cancelable operating leases for the years ended September 30, 1999, 2000 and 2001 was $1,242, $1,030 and $986, respectively.

11. INCOME TAXES

    The provision for income taxes is comprised of the following:

                                                        YEARS ENDED SEPTEMBER 30,
                                                      ------------------------------
                                                        1999       2000       2001
                                                      --------   --------   --------
Current:
  Federal...........................................   $2,682     $2,681     $3,787
  State.............................................      385        614        328

Deferred:
  Federal...........................................      276        261        335
  State.............................................       27         25         32
                                                       ------     ------     ------
                                                       $3,370     $3,581     $4,482
                                                       ======     ======     ======

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

11. INCOME TAXES (CONTINUED)
    A summary of the composition of net deferred income tax assets and liabilities is as follows:

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
ASSETS
Inventory differences.......................................   $  573     $  950
Accounts receivable reserves................................      451        515
Accrued liabilities.........................................      138         41
                                                               ------     ------
Current deferred income tax assets..........................   $1,162     $1,506
                                                               ======     ======
LIABILITIES
Amortization of intangibles.................................   $3,168     $3,908
Depreciation................................................     (614)      (494)
                                                               ------     ------
Long-term deferred income tax liabilities, net..............   $2,554     $3,414
                                                               ======     ======

    The differences between income taxes at the statutory federal income tax rate and income taxes reported in the Consolidated Statements of Operations are as follows:

                                                        YEARS ENDED SEPTEMBER 30,
                                                      ------------------------------
                                                        1999       2000       2001
                                                      --------   --------   --------
Federal tax at statutory rate.......................   $2,939     $3,122     $3,907
State tax, net of federal benefit...................      280        460        494
Non-deductible expenses.............................      150        155        234
Foreign sales corporation benefit...................       --       (156)      (153)
Other...............................................        1         --         --
                                                       ------     ------     ------
                                                       $3,370     $3,581     $4,482
                                                       ======     ======     ======

12. CAPITAL STOCK

    DESCRIPTION OF CAPITAL STOCK--At September 30, 2000 and 2001, the Company had two authorized classes of stock: Common Stock with a par value of $0.01 per share and Preferred Stock with a par value of $0.01 per share. At September 30, 2000 and 2001, 5,000,000 shares of Preferred Stock were authorized with no shares issued and outstanding.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

12. CAPITAL STOCK (CONTINUED)
    The following table provides a reconciliation of basic common shares, which represent the weighted average number of common shares outstanding without regard to potential common shares, to diluted weighted average common shares, which includes all such shares:

                                                                YEARS ENDED SEPTEMBER 30,
                                                           ------------------------------------
                                                              1999         2000         2001
                                                           ----------   ----------   ----------
Net income (Numerator)...................................  $    5,273   $    5,601   $    7,011

Weighted average common shares (Denominator):
  Basic weighted average common shares...................  11,729,587   11,509,168   10,963,282
  Dilutive effect of stock options and warrants..........     764,592      695,777        9,116
                                                           ----------   ----------   ----------
  Diluted weighted average common shares.................  12,494,179   12,204,945   10,972,398
                                                           ==========   ==========   ==========
Net income per common share:
  Basic..................................................  $     0.45   $     0.49   $     0.64
  Diluted................................................  $     0.42   $     0.46   $     0.64

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

    STOCK OPTION PLANS--During the year ended September 30, 1995, the Company's Board of Directors adopted the 1995 Stock Option Plan. The 1995 Stock Option Plan provides for granting options to executives and key employees of the Company and its subsidiaries to purchase Common Stock. In aggregate, 225,873 shares have been reserved for issuance under the 1995 Stock Option Plan.

    During the year ended September 30, 1998, the Company's Board of Directors adopted the 1998 Stock Incentive Plan. The 1998 Stock Incentive Plan provides for granting options to executives and key employees of the Company and its subsidiaries to purchase Common Stock. In aggregate, 1,050,000 shares of Common Stock have been reserved for issuance under the 1998 Stock Incentive Plan.

    During the year ended September 30, 1998, the Company's Board of Directors adopted the 1998 Non-Employee Director Stock Option Plan. The 1998 Non-Employee Director Stock Option Plan provides for granting options to non-employee directors of the Company to purchase Common Stock. In aggregrate, 150,000 shares of Common Stock have been reserved for issuance under the 1998 Non-Employee Director Stock Option Plan.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

12.  CAPITAL STOCK (CONTINUED)

    Of the 1,425,873 shares reserved for issuance under the 1995 Stock Option Plan, the 1998 Stock Incentive Plan and the 1998 Non-Employee Director Stock Option Plan, the following grants have been made:

                                            NUMBER OF   AVERAGE PRICE    AGGREGATE
                                             OPTIONS      PER SHARE     OPTION PRICE
                                            ---------   -------------   ------------
Outstanding at October 1, 1998............   461,770         $12           $5,694
Granted...................................   161,550           5              770
Exercised.................................        --          --               --
Forfeited or expired......................   (49,660)         12             (611)
                                             -------         ---           ------
Outstanding at September 30, 1999.........   573,660          10            5,853
                                             -------         ---           ------
Granted...................................    26,400           4               95
Exercised.................................        --          --               --
Forfeited or expired......................   (29,934)         13             (390)
                                             -------         ---           ------
Outstanding at September 30, 2000.........   570,126          10            5,558
                                             -------         ---           ------
Granted...................................    22,500           2               56
Exercised.................................        --          --               --
Forfeited or expired......................   (54,596)         12             (680)
                                             -------         ---           ------
Outstanding at September 30, 2001.........   538,030         $ 9           $4,934
                                             =======         ===           ======

    Options granted prior to the Offering were issued at exercise prices that represented management's estimates of the fair market value per share of Common Stock at the respective grant dates. Options granted since the Offering were issued at exercise prices that represented the fair market value per share of Common Stock at the respective grant dates. The 1995 Stock Option Plan grants vest over a period of four years and expire on the tenth anniversary of the date of grant. The 1998 Stock Incentive Plan grants vest over a period of two to four years and expire no later than the tenth anniversary of the date of grant. The 1998 Non-Employee Director Stock Option Plan grants vest over a period of approximately three years and expire no later than the tenth anniversary of the date of grant. Grants that are forfeited or expired are available for future issuance under these plans.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

12.  CAPITAL STOCK (CONTINUED)
    The following table sets forth data related to exercise prices and lives for option grants made under the 1995 Stock Option Plan, the 1998 Stock Incentive Plan and the 1998 Non-Employee Director Stock Option Plan:

                                                                  SEPTEMBER 30, 2001
                                               ---------------------------------------------------------
                                                   OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                                               ---------------------------   ---------------------------
                                                          WEIGHTED-AVERAGE              WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES                        SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE
------------------------                       --------   ----------------   --------   ----------------
$2.43 - $7.00 ...............................  321,357         $ 4.55        241,476         $ 4.74
(Avg. life: 6.0 years)

$8.63 - $13.38 ..............................   45,892         $10.52         43,759         $10.58
(Avg. life: 5.7 years)

$17.50 ......................................  170,781         $17.50        153,777         $17.50
(Avg. life: 6.3 years)

    The weighted average fair value per share of options granted was $3.45, $2.93 and $2.00 for the years ended September 30, 1999, 2000 and 2001, respectively. The Company's pro forma net income for the years ended
September 30, 1999, 2000 and 2001 would have been $4,874, $5,204 and $6,785, respectively, if compensation cost had been measured under the fair value method of SFAS 123. The Company's pro forma basic net income per common share for the years ended September 30, 1999, 2000 and 2001 would have been $0.42, $0.45, and $0.62, respectively. The Company's pro forma diluted net income per common share for the years ended September 30, 1999, 2000 and 2001 would have been $0.39, $0.43 and $0.62, respectively.

    The fair value of these options was estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions for the years ended September 30, 1999, 2000 and 2001, respectively: risk free interest rate of 4.98%, 6.65% and 5.05%; expected life of 5 years, 7 years and 7 years; expected volatility of 90% each year; and expected dividend yield of 0% each year. Because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing valuation models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The initial impact on pro forma net income may not be representative of pro forma compensation expense in future years, depending upon the amount of stock options awarded in the future and their related vesting periods.

    STOCK PURCHASE PLAN--During the year ended September 30, 1998, the Company's Board of Directors adopted the Employee Stock Discount Purchase Plan. The Employee Stock Discount Purchase Plan is intended to give employees a convenient means of purchasing shares of Common Stock through payroll and lump-sum deductions. In aggregrate, 750,000 shares of Common Stock have been reserved for issuance under the Employee Stock Discount Purchase Plan.

    SHARE REPURCHASE PROGRAM--During fiscal 1999, the Company repurchased 57,500 shares at an aggregate price of $391. On April 1, 1999, 99,300 shares of treasury stock previously repurchased by the Company were reissued in connection with the acquisitions of Woodland Publishing, Inc. and Summit Graphics, Inc. During the year ended September 30, 2000, the Company repurchased 400,000 shares

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

12.  CAPITAL STOCK (CONTINUED)
under its 1998 share repurchase program. During fiscal 2000, the Company's Board of Directors approved a new share repurchase program authorizing the Company to buy up to 1,500,000 shares of Common Stock of the Company. This repurchase program superceded the 1998 repurchase program. Under this new program, the Company repurchased a total of 518,287 shares and 690,446 warrants to purchase shares during fiscal 2000. The aggregate price of shares and warrants repurchased during fiscal 2000 was $3,309.

13.  OPERATING SEGMENTS

    Based on the Company's current method of internal reporting, the Company has one operating segment. The Company is a manufacturer and marketer of quality branded products sold to health and natural food stores in the United States, and to distributors and stores worldwide. In addition to branded products, the Company manufactures bulk materials for use in its own products and for sale to other manufacturers and marketers in the nutritional supplement industry.

    Historically, the branded products and bulk materials operations represented two operating segments. However, based on consolidation of certain aspects of these operations over the past two fiscal years, these operations became one operating segment.

    When these operations represented two operating segments, the Company evaluated the financial performance of these segments based on sales performance. For informational purposes, net sales detail for branded products and bulk materials for the years ended September 30, 1999, 2000 and 2001 is presented below:

                                                  YEARS ENDED SEPTEMBER 30,
                                                ------------------------------
                                                  1999       2000       2001
                                                --------   --------   --------
NET SALES:
  Branded Products............................  $ 93,052   $ 96,332   $ 93,202
  Bulk Materials..............................    13,757     10,481     10,378
                                                --------   --------   --------
    Total.....................................  $106,809   $106,813   $103,580
                                                ========   ========   ========

14.  EMPLOYEE BENEFIT PLANS

    401(K) PLAN--The Company has a 401(k) defined contribution profit sharing plan that covers substantially all employees. Under the plan, employees may contribute up to 15% of their compensation subject to certain limitations. The Company makes matching contributions to the plan based on employee contributions and is permitted to make discretionary contributions under the plan. The amounts contributed to the plan by the Company during the years ended September 30, 1999, 2000 and 2001 were $465, $419 and $427, respectively.

15.  COMMITMENTS AND CONTINGENCIES

    The formulation, manufacturing, processing, packaging, labeling, advertising, distribution and sale of nutritional supplements (including vitamins, amino acids, minerals, herbs, other botanicals and other dietary ingredients) such as those sold by the Company are subject to regulation by one or more

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

15. COMMITMENTS AND CONTINGENCIES (CONTINUED) federal agencies, principally the Food and Drug Administration (the "FDA") and the Federal Trade Commission and, to a lesser extent, the Consumer Product Safety Commission and the United States Department of Agriculture. These activities are also regulated by various governmental agencies for the states and localities in which the Company's products are sold, as well as by governmental agencies in certain countries outside the United States in which the Company's products are sold.

    Although management believes that the Company is in material compliance with the statutes, laws, rules and regulations of every jurisdiction in which it operates, no assurance can be given that the Company's compliance with applicable statutes, laws, rules and regulations will not be challenged by governing authorities or private parties or that such challenges will not have a material adverse effect on the Company's financial position or results of operations or cash flows.

    The Company, like any other retailer, distributor or manufacturer of products that are designed to be ingested, also faces inherent risk of exposure to product liability claims in the event that the use of its products results in injury. With respect to product liability claims, the Company has liability insurance; however, liability policies contain exclusions (such as those related to specific ingredients or types of claims) and there can be no assurance that such insurance will be adequate to cover all potential liabilities. In the event that the Company does not have adequate insurance or contractual indemnification from parties supplying raw materials or marketing its products, product liability relating to defective products could have a material adverse effect on the Company.

    The Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the Company's liability, if any, arising from individual regulatory matters and legal proceedings related to these matters is not expected to have a material adverse impact on the Company's financial position. However, the aggregate liability of the Company arising from regulatory and legal proceedings related to these matters could have a material adverse effect on the Company's financial position.

                    NUTRACEUTICAL INTERNATIONAL CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                           BALANCE AT    CHARGED TO   CHARGED TO                BALANCE AT
                                          BEGINNING OF   COSTS AND      OTHER                     END OF
DESCRIPTION                                  PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
-----------                               ------------   ----------   ----------   ----------   ----------
                                                               (DOLLARS IN THOUSANDS)
SEPTEMBER 30, 2001
Deducted from related asset account:
  Allowance for sales returns...........     $  659        $   99       $   --       $  139       $  619
  Allowance for doubtful accounts.......     $  597        $  240       $   --       $  176       $  661
  Provision for inventory...............     $3,291        $1,812       $  560       $1,755       $3,908

SEPTEMBER 30, 2000
Deducted from related asset account:
  Allowance for sales returns...........     $  620        $  124       $   --       $   85       $  659
  Allowance for doubtful accounts.......     $  533        $  129       $   --       $   65       $  597
  Provision for inventory...............     $1,855        $1,135       $1,135       $  834       $3,291

SEPTEMBER 30, 1999
Deducted from related asset account:
  Allowance for sales returns...........     $  603        $  371       $   40       $  394       $  620
  Allowance for doubtful accounts.......     $  421        $  181       $   35       $  104       $  533
  Provision for inventory...............     $1,121        $1,293       $   40       $  599       $1,855