Form 10-Q
period 2001-12-31
NUTRACEUTICAL INTERNATIONAL CORP
filed 2002-02-14
CIK 1050007

Use these links to rapidly review the document
INDEX

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

Commission file number 000-23731

NUTRACEUTICAL INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	87-0515089
(State of incorporation)	(IRS Employer Identification No.)
1400 Kearns Boulevard, 2nd Floor, Park City, Utah	84060
(Address of principal executive office)	(Zip code)

(435) 655-6106
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        At February 14, 2002, the registrant had 11,091,568 shares of common stock outstanding.

NUTRACEUTICAL INTERNATIONAL CORPORATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	September 30, 2001(1)	December 31, 2001
ASSETS
Current assets:
Cash	$2,074	$1,998
Accounts receivable, net	10,138	9,701
Inventories, net	19,523	18,713
Prepaid expenses and other current assets	607	995
Deferred income taxes	1,506	1,506

Total current assets	33,848	32,913
Property, plant and equipment, net	17,794	17,337
Goodwill, net (Note 3)	51,765	—
Other non-current assets, net	692	766
Deferred income taxes	—	12,714

	$104,099	$63,730

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,832	$5,733
Accrued expenses	3,164	2,072

Total current liabilities	7,996	7,805
Long-term debt	27,500	23,500
Deferred income taxes, net	3,414	—

Total liabilities	38,910	31,305

Stockholders' equity:
Common stock	119	111
Additional paid-in capital	41,238	38,006
Retained earnings (deficit)	27,116	(5,701)
Cumulative translation adjustment	25	9
Treasury stock	(3,309)	—

Total stockholders' equity	65,189	32,425

	$104,099	$63,730

(1)
The condensed consolidated balance sheet as of September 30, 2001 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended December 31,
	2000	2001
Net sales	$25,327	$24,463
Cost of sales	13,197	11,794

Gross profit	12,130	12,669

Operating expenses
Selling, general and administrative	8,703	8,375
Amortization of intangibles (Note 3)	442	—

	9,145	8,375

Income from operations	2,985	4,294
Interest expense, net	805	303

Income before provision for income taxes	2,180	3,991
Provision for income taxes	850	1,497

Net income before change in accounting principle	1,330	2,494
Cumulative effect of change in accounting principle, net of tax benefit of $16,454, related to adoption of goodwill impairment standard (Note 3)	—	(35,311)

Net income (loss)	$1,330	$(32,817)
Other comprehensive income
Foreign currency translation adjustment	(1)	(16)

Comprehensive income (loss)	$1,329	$(32,833)

Net income before change in accounting principle per common share:
Basic	$0.12	$0.23
Diluted	$0.12	$0.22
Cumulative effect of change in accounting principle per common share:
Basic	$—	$(3.20)
Diluted	$—	$(3.18)
Net income (loss) per common share:
Basic	$0.12	$(2.97)
Diluted	$0.12	$(2.96)
Weighted average common shares outstanding:
Basic	10,918,827	11,048,778
Diluted	10,918,827	11,086,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Three months ended December 31,
	2000	2001
Cash flows from operating activities:
Net income (loss)	$1,330	$(32,817)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,478	1,101
Amortization of debt issuance costs	54	65
Cumulative effect of change in accounting principle, net of tax benefit of $16,454, related to adoption of goodwill impairment standard (Note 3)	—	35,311
Changes in assets and liabilities:
Accounts receivable, net	(1,032)	437
Inventories, net	92	810
Prepaid expenses and other current assets	355	(388)
Deferred income taxes, net	125	326
Other non-current assets, net	(30)	(9)
Accounts payable	(471)	901
Accrued expenses	(619)	(1,106)

Net cash provided by operating activities	1,282	4,631

Cash flows from investing activities:
Purchases of property and equipment	(1,403)	(644)

Net cash used in investing activities	(1,403)	(644)

Cash flows from financing activities:
Payments on long-term debt	(1,500)	(4,000)
Payments on capital lease obligations	(15)	—
Payments of deferred financing fees	—	(130)
Proceeds from issuance of common stock	32	69

Net cash used in financing activities	(1,483)	(4,061)

Effect of exchange rate changes on cash	4	(2)

Net decrease in cash	(1,600)	(76)
Cash at beginning of period	1,773	2,074

Cash at end of period	$173	$1,998

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in thousands, except per share data)

1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) to present fairly the financial position of Nutraceutical International Corporation (the "Company" or "Nutraceutical") and its subsidiaries as of December 31, 2001, the results of its operations for the three months ended December 31, 2000 and 2001 and its cash flows for the three months ended December 31, 2000 and 2001, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results for the three months ended December 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Accordingly, these financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 30, 2001, which was filed with the Securities and Exchange Commission on December 14, 2001.

2. INVENTORIES, NET

        Inventories, net of reserves for obsolete and slow moving inventory, are comprised of the following:

	September 30, 2001	December 31, 2001
Raw materials	$5,169	$5,002
Work-in-process	3,524	3,230
Finished goods	10,830	10,481

	$19,523	$18,713

3. ADOPTION OF NEW ACCOUNTING STANDARD

        The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), effective October 1, 2001. In accordance with SFAS 142, the Company determined that it had one reporting unit. The fair value of this reporting unit was determined using a market approach based on quoted market prices (Nasdaq: NUTR). Other valuation methods such as the income and cost approaches to value were also considered as a reasonableness check.

        Based on the valuation findings, the Company determined that it had a goodwill impairment in accordance with the first step of the goodwill impairment test described in SFAS 142. The Company then performed the second step of the goodwill impairment test described in SFAS 142 to measure the amount of the impairment loss, which was determined by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.

        The implied fair value of goodwill was determined to be $0 at October 1, 2001, and a non-cash goodwill impairment equal to the goodwill carrying amount of $51,765 was recognized in the Company's condensed consolidated balance sheet. As prescribed by SFAS 142, the Company treated this non-cash goodwill impairment as a cumulative effect of change in accounting principle, which resulted in a non-cash charge of $35,311, net of tax benefit of $16,454, on the Company's condensed consolidated statement of operations and comprehensive income for the three months ended December 31, 2001.

        The change in the carrying amount of goodwill for the three months ended December 31, 2001 was as follows:

Goodwill
Balance as of September 30, 2001	$51,765
Impairment loss	(51,765)

Balance as of December 31, 2001	$—

        Based on the Company's adoption of SFAS 142 effective October 1, 2001, no amortization of intangibles was recorded for the three months ended December 31, 2001. For the three months ended December 31, 2000, the Company recorded amortization of intangibles of $442 related to goodwill. The Company had no other material intangible assets as of December 31, 2001.

        The following table presents what reported net income would have been for the three months ended December 31, 2000 and 2001 before change in accounting principle and exclusive of amortization expense:

	Three months ended December 31,
	2000	2001
Reported net income (loss)	$1,330	$(32,817)
Add back: Cumulative effect of change in accounting principle, net of tax benefit of $16,454, related to adoption of goodwill impairment standard	—	35,311
Add back: Goodwill amortization, net of tax of $133	309	—

Adjusted net income before change in accounting principle	$1,639	$2,494

Basic earnings per share:
Reported net income (loss)	$0.12	$(2.97)
Add back: Cumulative effect of change in accounting principle, net of tax benefit of $16,454, related to adoption of goodwill impairment standard	—	3.20
Add back: Goodwill amortization, net of tax of $133	0.03	—

Adjusted net income before change in accounting principle	$0.15	$0.23

Diluted earnings per share:
Reported net income (loss)	$0.12	$(2.96)
Add back: Cumulative effect of change in accounting principle, net of tax benefit of $16,454, related to adoption of goodwill impairment standard	—	3.18
Add back: Goodwill amortization, net of tax of $133	0.03	—

Adjusted net income before change in accounting principle	$0.15	$0.22

4. CAPITAL STOCK

        The following table provides a reconciliation of basic weighted average common shares (which represent the weighted average number of common shares outstanding without regard to potential common shares) to diluted weighted average common shares (which include potential common shares in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share):

	Three months ended December 31,
	2000	2001
Net income (numerator):
Net income before change in accounting principle	$1,330	$2,494
Cumulative effect of change in accounting principle, net of tax benefit of $16,454, related to adoption of goodwill impairment standard	—	(35,311)

Net income (loss)	$1,330	$(32,817)

Weighted average common shares (denominator):
Basic weighted average common shares	10,918,827	11,048,778
Dilutive effect of stock options and warrants	—	38,153

Diluted weighted average common shares	10,918,827	11,086,931

Net income before change in accounting principle per common share:
Basic	$0.12	$0.23
Diluted	$0.12	$0.22
Cumulative effect of change in accounting principle per common share:
Basic	$—	$(3.20)
Diluted	$—	$(3.18)
Net income (loss) per common share:
Basic	$0.12	$(2.97)
Diluted	$0.12	$(2.96)

        As of September 30, 2001, the Company held 918,287 shares of stock in treasury with an aggregate value of $3,309. During the quarter ended December 31, 2001, the Company cancelled and retired these shares.

5. OPERATING SEGMENTS

        Based on the Company's method of internal reporting, the Company has one operating segment. The Company is a manufacturer and marketer of quality branded products sold to health and natural food stores in the United States, and to distributors and stores worldwide. In addition to branded products, the Company manufactures bulk materials for use in its own products and for sale to other manufacturers and marketers in the nutritional supplement industry.

        Historically, the branded products and bulk materials operations represented two operating segments. However, based on consolidation of certain aspects of these operations during the previous two fiscal years, these operations became one operating segment.

        When these operations represented two operating segments, the Company evaluated the financial performance of these segments based on sales performance. For informational purposes, net sales detail for branded products and bulk materials for the three months ended December 31, 2000 and 2001 is presented below:

	Three months ended December 31,
	2000	2001
Net Sales:
Branded Products	$22,830	$22,397
Bulk Materials	2,497	2,066

Total	$25,327	$24,463

6. SUBSEQUENT EVENTS

        On January 28, 2002, the Company closed a new five-year, $60,000, reducing revolving credit facility. Initial borrowings of $23,500 under the new revolving credit facility were used to repay the Company's outstanding balance owed under its prior credit agreement, which was scheduled to mature in January 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        The following discussion and analysis should be read in conjunction with the response to Part I, Item 1 of this report.

        Nutraceutical is one of the nation's largest manufacturers and marketers of quality branded nutritional supplements sold to health and natural food stores. The Company sells its branded products under the brand names Solaray®, KAL®, NaturalMax®, VegLife®, Premier One®, Solar Green®, Natural Sport®, ActiPet®, Action Labs® and Thompson® to health and natural food stores in the United States, and to distributors and stores worldwide. Under the name Woodland Publishing™, the Company publishes, prints and markets a line of books and booklets to, among others, book distributors, national retail bookstores and health and natural food stores. The Company manufactures and/or distributes one of the broadest branded product lines in the industry with over 2,500 stock keeping units ("SKUs"), including over 400 SKUs exclusively sold internationally. The Company believes that as a result of its emphasis on innovation, quality, loyalty, education and customer service, the Company's brands are widely recognized in health and natural food stores and among their customers. The Company also distributes branded products of certain third parties.

        In addition to its branded products, the Company manufactures bulk materials for use in its own products and for sale to other manufacturers and marketers in the nutritional supplement industry under the tradenames Monarch Nutritional Laboratories™ and Great Basin Botanicals™.

        The Company was formed in 1993 by senior management and Bain Capital, Inc. to effect a consolidation strategy in the fragmented vitamin, mineral, herbal and other nutritional supplements industry (the "VMS Industry"). Since its formation, the Company has completed the following acquisitions: Solaray, Inc., Premier One Products, Inc., Makers of KAL, Inc. and Makers of KAL, B.V., Monarch Nutritional Laboratories, Inc., Action Labs, Inc., NutraForce (Canada) International, Inc., Woodland Publishing, Inc., Summit Graphics, Inc. and Thompson Nutritionals, Inc. As a result of these acquisitions, internal growth and cost management, from 1993 to 2001, the Company experienced growth in net sales and profitability. Management believes that the Company is well positioned to continue to capitalize on the consolidation the Company believes is occurring in the VMS Industry.

Results of Operations

        The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three months ended December 31,
	2000	2001
Net sales	100.0%	100.0%
Cost of sales	52.1%	48.2%

Gross profit	47.9%	51.8%
Selling, general and administrative	34.4%	34.2%
Amortization of intangibles	1.7%	0.0%

Income from operations	11.8%	17.6%
Interest expense, net	3.2%	1.3%

Income before provision for income taxes	8.6%	16.3%
Provision for income taxes	3.3%	6.1%

Net income before change in accounting principle	5.3%	10.2%
Cumulative effect of change in accounting principle, net of tax benefit of 67.3%, related to adoption of goodwill impairment standard	—	-144.3%

Net income (loss)	5.3%	-134.1%

EBITDA(1)	17.6%	22.1%

(1)
See ""—EBITDA."

Comparison of the Three Months Ended December 31, 2001 to the Three Months Ended December 31, 2000

        Net Sales.    Net sales decreased by $0.8 million, or 3.4%, to $24.5 million for the three months ended December 31, 2001 ("first quarter of fiscal 2002") from $25.3 million for the three months ended December 31, 2000 ("first quarter of fiscal 2001"). Net sales of branded products decreased by $0.4 million, or 1.9%, to $22.4 million for the first quarter of fiscal 2002 from $22.8 million for the first quarter of fiscal 2001. Net sales of bulk materials decreased by $0.4 million, or 17.3%, to $2.1 million for the first quarter of fiscal 2002 from $2.5 million for the first quarter of fiscal 2001. The decreases in net sales of branded products and bulk materials were primarily the result of decreased sales volume. The Company believes that the decreased sales volume was primarily attributable to an overall industry slow down in sales of nutritional supplements, as well as the effects of September 11. The Company believes that the industry slow down in sales of nutritional supplements experienced in this period may continue through calendar 2002.

        Gross Profit.    Gross profit increased by $0.6 million, or 4.4%, to $12.7 million for the first quarter of fiscal 2002 from $12.1 million for the first quarter of fiscal 2001. As a percentage of net sales, gross profit increased to 51.8% for the first quarter of fiscal 2002 from 47.9% for the first quarter of fiscal 2001. This increase in gross profit was primarily attributable to improvements in direct material pricing. Direct material pricing improved primarily due to enhanced purchasing management, new material sources and increased supplier competition.

        Selling, General and Administrative.    Selling, general and administrative expenses decreased by $0.3 million, or 3.8%, to $8.4 million for the first quarter of fiscal 2002 from $8.7 million for the first quarter of fiscal 2001. As a percentage of net sales, selling, general and administrative expenses decreased to 34.2% for the first quarter of fiscal 2002 from 34.4% for the first quarter of fiscal 2001. This decrease in selling, general and administrative expenses was primarily attributable to the Company's efforts to reduce costs through better monitoring controls and facility consolidation.

        Amortization of Intangibles.    Based on the Company's adoption of SFAS 142 effective October 1, 2001, no amortization of intangibles was recorded for the first quarter of fiscal 2002 as compared to $0.4 million for the first quarter of fiscal 2001. As a percentage of net sales, amortization of intangibles was 1.7% for the first quarter of fiscal 2001.

        Interest Expense, Net.    Net interest expense was $0.3 million for the first quarter of fiscal 2002 and $0.8 million for the first quarter of fiscal 2001. As a percentage of net sales, net interest expense was 1.3% for the first quarter of fiscal 2002 compared to 3.2% for the first quarter of fiscal 2001. This decrease in net interest expense was primarily attributable to decreased interest rates and decreased indebtedness resulting from repayments made under the Company's revolving credit facility.

        Provision for Income Taxes.    The Company's effective tax rate was 37.5% for the first quarter of fiscal 2002 and 39.0% for the first quarter of fiscal 2001. This decrease in the Company's effective tax rate was due to the Company's adoption of SFAS 142 effective October 1, 2001. In each fiscal quarter, the Company's effective tax rate was higher than the federal statutory rate primarily due to state tax considerations.

        Cumulative Effect of Change in Accounting Principle.    As a result of the Company's adoption of SFAS 142 effective October 1, 2001, the Company recognized a non-cash goodwill impairment of $51.8 million in its condensed consolidated balance sheet as of December 31, 2001. As prescribed by SFAS 142, the Company treated this non-cash goodwill impairment as a cumulative effect of change in accounting principle, which resulted in a non-cash charge of $35.3 million, net of tax benefit of $16.5 million, on its condensed consolidated statement of operations and comprehensive income for the three months ended December 31, 2001.

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

	Three months ended December 31,
	2000	2001
Net income before change in accounting principle	$1,330	$2,494
Provision for income taxes	850	1,497
Interest expense, net(1)	805	303
Depreciation and amortization	1,478	1,101

EBITDA	$4,463	$5,395

(1)
Includes amortization of debt issuance costs.

        The Company's EBITDA increased $0.9 million to $5.4 million for the first quarter of fiscal 2002 from $4.5 million for the first quarter of fiscal 2001. EBITDA as a percentage of net sales increased to 22.1% for the first quarter of fiscal 2002 from 17.6% for the first quarter of fiscal 2001. Increased gross profit margin attributable to improvements in direct material pricing and decreased selling, general and administrative expenses contributed to this increase in EBITDA as a percentage of net sales.

        The Company understands that while EBITDA is frequently used by securities analysts in the evaluation of nutritional supplement companies, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. EBITDA is not intended as an alternative to cash flows from operating activities, as a measure of liquidity or as an alternative to net income as an indicator of the Company's operating performance or any other measure of performance in accordance with generally accepted accounting principles.

Seasonality

        The Company believes that its business is characterized by minor seasonality. Furthermore, sales to any particular customer can vary substantially from one quarter to the next based on such factors as industry trends, timing of promotional discounts, international economic conditions and acquisition-related activities. Historically, the Company has recorded higher branded products sales volume during the second fiscal quarter due to increased interest in health-related products among consumers following the holiday season. The Company does not believe that the impact of seasonality on its results of operations is material. In addition, the Company's sales of bulk materials are characterized by periodic orders from certain customers and can vary significantly from quarter to quarter.

Liquidity and Capital Resources

        The Company had working capital of $25.1 million as of December 31, 2001 compared to $25.9 million as of September 30, 2001. This decrease in working capital was primarily the result of a decrease in inventories and accounts receivable and an increase in accounts payable. These changes were partially offset by a decrease in accrued expenses and an increase in prepaid expenses and other current assets.

        Net cash provided by operating activities for the three months ended December 31, 2001 was $4.6 million compared to $1.3 million for the comparable period in fiscal 2001. The increase in net cash provided by operating activities for the three months ended December 31, 2001 was primarily attributable to an increase in net income before change in accounting principle as well as changes in cash provided by accounts receivable, inventories and accounts payable, which were partially offset by changes in cash used for prepaid expenses and other current assets and accrued expenses.

        Net cash used in investing activities was $0.6 million for the three months ended December 31, 2001 and $1.4 million for the comparable period in fiscal 2001. During these periods, the Company's investing activities consisted primarily of capital expenditures related to leasehold improvements for the Company's Rapid Response Center, which is the central facility where the Company is, and has been, consolidating operations, as well as capital expenditures for information systems, distribution equipment and manufacturing equipment to improve overall operating efficiency.

        Net cash used in financing activities was $4.1 million for the three months ended December 31, 2001 compared to $1.5 million for the comparable period in fiscal 2001. Net cash used in financing activities was primarily related to repayments of borrowings under the Company's revolving credit facility.

        As of December 31, 2001, the Company's credit facility made $62.5 million of revolving credit borrowings available to the Company. On January 28, 2002, the Company closed a new five-year, $60,000, reducing revolving credit facility. Initial borrowings of $23,500 under the new revolving credit facility were used to repay the Company's outstanding balance owed under its prior credit agreement, which was scheduled to mature in January 2003.

        The Company believes that borrowings under the new credit facility, together with cash flows from operations, will be sufficient to fund working capital needs and make anticipated capital expenditures during fiscal 2002, to continue to make certain acquisitions and to make required payments under the new credit facility. The Company may also make additional scale acquisitions, which will likely require that the Company obtain additional financing, which could include the incurrence of substantial additional indebtedness.

New Accounting Standards

        The Emerging Issues Task Force issued EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer ("EITF 01-9") effective for annual or interim financial statements beginning after December 15, 2001. EITF 01-9 provides guidance on the accounting treatment of various types of consideration given by a vendor to a customer. The Company is currently evaluating the impact EITF 01-9 will have on its financial statements.

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

Audit Committee

        The Company has established an Audit Committee, currently consisting of Messrs. Burke, Levin, Stice and Young. The Audit Committee makes recommendations to the Board regarding the independent certified public accountants to be nominated for election by the stockholders. The Committee reviews the independence of the accountants, approves the scope of the annual audit activities of the accountants, approves the audit fee for the accountants, and reviews the audit results. Each of Messrs. Burke, Stice and Young is "independent", as defined in Rule 4200(a)(14) of the Marketplace Rules of the National Association of Securities Dealers, Inc. ("Nasdaq"). Mr. Levin is employed by Bain Capital, LLC, which has relationships with various Bain Funds, one or more of which may be deemed to be an affiliate of the Company pursuant to applicable Nasdaq rules or interpretations thereof. Under these rules or interpretations thereof, Mr. Levin may be deemed to be serving as a non-independent director on the Audit Committee. Mr. Levin has served on the Board of Directors since its inception through January 1995 and has served from December 1996 to the present. Mr. Levin has served on the Audit Committee since its inception. The Board of Directors has determined that because of Mr. Levin's extensive financial expertise, his tenure and experience on the Audit Committee, and his intimate knowledge of the Company's business activities as they relate to the Audit Committee's responsibilities, his continued service on the Audit Committee is in the best interests of the Company and its stockholders, and complies with the conditions set forth in the NASD independence rules allowing one director deemed "non-independent" under such rules to serve on the Audit Committee in exceptional and limited circumstances.

Forward-Looking Statements

        This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. The Securities and Exchange Commission ("SEC") encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limitation, the words "may," "will," "should," "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, changing domestic and international market and political conditions, product competition, the nature of product development, adverse publicity regarding the consumption of nutritional supplements, changes in laws and regulations, adequacy and availability of insurance coverage, availability of raw materials, dependence on distributors and customers, litigation, limitations on future earnings, increased costs, the Company's ability to manufacture its products efficiently, sales and earnings volatility, acts of war and terrorist activities and the uncertainties relating to acquisitions. In addition, any forward-looking statements represent the Company's estimates only as of the day this Form 10-Q was first filed with the SEC and should not be relied upon as representing the Company's estimates as of any subsequent date. No assurance can be given that the future results covered by such forward-looking statements will be achieved. While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        As discussed in other filings, the Company is subject to regulation by a number of federal, state and foreign agencies and is involved in various legal matters arising in the normal course of business.

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

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    10.10 Credit Agreement dated as of January 28, 2002 among the Company and its lenders(1)

    (1)
    The Company agrees to furnish supplementary to the Commission a copy of any omitted schedule or exhibit to such agreement upon request by the Commission.

  (b)
  Reports on Form 8-K

    None

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEUTICAL INTERNATIONAL CORPORATION (Registrant)
Dated: February 14, 2002	By:	/s/ LESLIE M. BROWN, JR. Leslie M. Brown, Jr. Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)