Form 10-Q
period 2002-03-31
NUTRACEUTICAL INTERNATIONAL CORP
filed 2002-05-06
CIK 1050007

Use these links to rapidly review the document
INDEX

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

Commission file number 000-23731

NUTRACEUTICAL INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	87-0515089 (IRS Employer Identification No.)
1400 Kearns Boulevard, 2nd Floor, Park City, Utah (Address of principal executive office)	84060 (Zip code)

(435) 655-6106
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        At May 6, 2002, the registrant had 11,139,694 shares of common stock outstanding.

NUTRACEUTICAL INTERNATIONAL CORPORATION
INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	September 30, 2001(1)	March 31, 2002
ASSETS
Current assets:
Cash	$2,074	$2,312
Accounts receivable, net	10,138	10,378
Inventories, net	19,523	18,121
Prepaid expenses and other current assets	607	1,399
Deferred income taxes, net	1,506	1,490

Total current assets	33,848	33,700
Property, plant and equipment, net	17,794	17,324
Goodwill, net (Note 3)	51,765	2,165
Other non-current assets, net	692	1,221
Deferred income taxes	—	12,389

	$104,099	$66,799

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,832	$5,716
Accrued expenses	3,164	2,555

Total current liabilities	7,996	8,271
Long-term debt	27,500	23,000
Deferred income taxes, net	3,414	—

Total liabilities	38,910	31,271

Stockholders' equity:
Common stock	119	111
Additional paid-in capital	41,238	38,222
Retained earnings (deficit)	27,116	(2,814)
Cumulative translation adjustment	25	9
Treasury stock	(3,309)	—

Total stockholders' equity	65,189	35,528

	$104,099	$66,799

(1)
The condensed consolidated balance sheet as of September 30, 2001 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2001	2002	2001	2002
Net sales	$27,009	$27,643	$52,336	$52,106
Cost of sales	13,606	13,273	26,803	25,067

Gross profit	13,403	14,370	25,533	27,039

Operating expenses
Selling, general and administrative	9,258	10,020	17,961	18,395
Amortization of intangibles (Note 3)	441	—	883	—

	9,699	10,020	18,844	18,395

Income from operations	3,704	4,350	6,689	8,644
Interest and other (income)/expense, net (Note 8)	744	(269)	1,549	34

Income before provision for income taxes	2,960	4,619	5,140	8,610
Provision for income taxes	1,154	1,732	2,004	3,229

Net income before change in accounting principle	1,806	2,887	3,136	5,381
Cumulative effect of change in accounting principle, net of tax benefit of $16,454, related to adoption of goodwill impairment standard (Note 3)	—	—	—	(35,311)

Net income (loss)	$1,806	$2,887	$3,136	$(29,930)

Other comprehensive income
Foreign currency translation adjustment	(8)	—	(9)	(16)

Comprehensive income (loss)	$1,798	$2,887	$3,127	$(29,946)

Net income before change in accounting principle per common share:
Basic	$0.17	$0.26	$0.29	$0.49
Diluted	$0.17	$0.26	$0.29	$0.48
Cumulative effect of change in accounting principle per common share:
Basic	$—	$—	$—	$(3.19)
Diluted	$—	$—	$—	$(3.15)
Net income (loss) per common share:
Basic	$0.17	$0.26	$0.29	$(2.70)
Diluted	$0.17	$0.26	$0.29	$(2.67)
Weighted average common shares outstanding:
Basic	10,935,278	11,095,368	10,926,962	11,071,817
Diluted	10,935,278	11,307,852	10,926,962	11,197,136

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Six months ended March 31,
	2001	2002
Cash flows from operating activities:
Net income (loss)	$3,136	$(29,930)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,970	2,190
Amortization of debt issuance costs	108	377
Losses on disposals of property and equipment	12	—
Cumulative effect of change in accounting principle, net of tax benefit of $16,454, related to adoption of goodwill impairment standard (Note 3)	—	35,311
Changes in assets and liabilities:
Accounts receivable, net	(990)	(240)
Inventories, net	2,446	1,851
Prepaid expenses and other current assets	48	(792)
Deferred income taxes, net	249	650
Other non-current assets, net	(73)	(41)
Accounts payable	(537)	884
Accrued expenses	(1,146)	(630)

Net cash provided by operating activities	6,223	9,630

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(2,749)
Purchases of property and equipment	(3,191)	(1,577)

Net cash used in investing activities	(3,191)	(4,326)

Cash flows from financing activities:
Proceeds from long-term debt	—	23,500
Payments on long-term debt	(1,500)	(28,000)
Payments on capital lease obligations	(21)	—
Payments of deferred financing fees	—	(846)
Proceeds from issuance of common stock	60	285

Net cash used in financing activities	(1,461)	(5,061)

Effect of exchange rate changes on cash	5	(5)

Net increase in cash	1,576	238
Cash at beginning of period	1,773	2,074

Cash at end of period	$3,349	$2,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in thousands, except per share data)

1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) to present fairly the financial position of Nutraceutical International Corporation (the "Company" or "Nutraceutical") and its subsidiaries as of March 31, 2002, the results of its operations for the three months and six months ended March 31, 2001 and 2002 and its cash flows for the six months ended March 31, 2001 and 2002, in conformity with accounting principles generally accepted in the United States of America for interim financial information applied on a consistent basis. The results for the three months and six months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Accordingly, these financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 30, 2001, which was filed with the Securities and Exchange Commission on December 14, 2001.

2. INVENTORIES, NET

        Inventories, net of reserves for obsolete and slow moving inventory, are comprised of the following:

	September 30, 2001	March 31, 2002
Raw materials	$5,169	$4,593
Work-in-process	3,524	2,880
Finished goods	10,830	10,648

	$19,523	$18,121

3. ADOPTION OF NEW ACCOUNTING STANDARD

        The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), effective October 1, 2001. In accordance with SFAS 142, the Company determined that it had one reporting unit. The fair value of this reporting unit was determined using a market approach based on quoted market prices (Nasdaq: NUTR). Other valuation methods such as the income and cost approaches to value were also considered.

        Based on the valuation findings, the Company determined that it had a goodwill impairment in accordance with the first step of the goodwill impairment test described in SFAS 142. The Company then performed the second step of the goodwill impairment test described in SFAS 142 to measure the amount of the impairment loss, which was determined by comparing the implied fair value of the reporting unit goodwill to the carrying amount of that goodwill.

        The implied fair value of goodwill was determined to be $0 at October 1, 2001, and a non-cash goodwill impairment equal to the goodwill carrying amount of $51,765 was recognized in the

Company's condensed consolidated balance sheet. As prescribed by SFAS 142, the Company treated this non-cash goodwill impairment as a cumulative effect of change in accounting principle, which resulted in a non-cash charge of $35,311, net of tax benefit of $16,454, on the Company's condensed consolidated statement of operations and comprehensive income for the six months ended March 31, 2002.

        The change in the carrying amount of goodwill for the six months ended March 31, 2002 was as follows:

Goodwill
Balance as of September 30, 2001	$51,765
Impairment loss during first quarter	(51,765)
Goodwill attributable to second quarter acquisition	2,165

Balance as of March 31, 2002	$2,165

        The Company had no other material intangible assets recorded on its condensed consolidated balance sheets as of March 31, 2002.

        Based on the Company's adoption of SFAS 142 effective October 1, 2001, no amortization of intangibles was recorded for the six months ended March 31, 2002. For the three months and six months ended March 31, 2001, the Company recorded amortization of intangibles of $441 and $883, respectively, related to goodwill.

        The following table presents what reported net income and earnings per share would have been for the three months and six months ended March 31, 2001 and 2002 before change in accounting principle and exclusive of amortization expense:

	Three months ended March 31,		Six months ended March 31,
	2001	2002	2001	2002
Reported net income (loss)	$1,806	$2,887	$3,136	$(29,930)
Add back: Cumulative effect of change in accounting principle, net of tax benefit of $16,454, related to adoption of goodwill impairment standard	—	—	—	35,311
Add back: Goodwill amortization, net of tax of $121 and $254 respectively, for the three months and six months ended March 31, 2001	320	—	629	—

Adjusted net income before change in accounting principle	$2,126	$2,887	$3,765	$5,381

Basic earnings per share:
Reported net income (loss)	$0.17	$0.26	$0.29	$(2.70)
Add back: Cumulative effect of change in accounting principle, net of tax benefit of $16,454, related to adoption of goodwill impairment standard	—	—	—	3.19
Add back: Goodwill amortization, net of tax of $121 and $254 respectively, for the three months and six months ended March 31, 2001	0.03	—	0.06	—

Adjusted net income before change in accounting principle	$0.20	$0.26	$0.35	$0.49

Diluted earnings per share:
Reported net income (loss)	$0.17	$0.26	$0.29	$(2.67)
Add back: Cumulative effect of change in accounting principle, net of tax benefit of $16,454, related to adoption of goodwill impairment standard	—	—	—	3.15
Add back: Goodwill amortization, net of tax of $121 and $254 respectively, for the three months and six months ended March 31, 2001	0.03	—	0.06	—

Adjusted net income before change in accounting principle	$0.20	$0.26	$0.35	$0.48

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

	Three months ended March 31,		Six months ended March 31,
	2001	2002	2001	2002
Net income (numerator):
Net income before change in accounting principle	$1,806	$2,887	$3,136	$5,381
Cumulative effect of change in accounting principle, net of tax benefit of $16,454, related to adoption of goodwill impairment standard	—	—	—	(35,311)

Net income (loss)	$1,806	$2,887	$3,136	$(29,930)

Weighted average common shares (denominator):
Basic weighted average common shares	10,935,278	11,095,368	10,926,962	11,071,817
Dilutive effect of stock options and warrants	—	212,484	—	125,319

Diluted weighted average common shares	10,935,278	11,307,852	10,926,962	11,197,136

Net income before change in accounting principle per common share:
Basic	$0.17	$0.26	$0.29	$0.49
Diluted	$0.17	$0.26	$0.29	$0.48
Cumulative effect of change in accounting principle per common share:
Basic	$—	$—	$—	$(3.19)
Diluted	$—	$—	$—	$(3.15)
Net income (loss) per common share:
Basic	$0.17	$0.26	$0.29	$(2.70)
Diluted	$0.17	$0.26	$0.29	$(2.67)

        As of September 30, 2001, the Company held 918,287 shares of stock in treasury with an aggregate value of $3,309. During the quarter ended December 31, 2001, the Company cancelled and retired these shares.

5. OPERATING SEGMENTS

        The Company is a manufacturer and marketer of quality branded products sold to health and natural food stores in the United States, and to distributors and stores worldwide. In addition to branded products, the Company manufactures bulk materials for use in its own products and for sale to other manufacturers and marketers in the nutritional supplement industry. The Company also operates neighborhood natural food markets.

        Based on the Company's method of internal reporting, the Company has one operating segment. The Company does not review operating results on a disaggregated basis. Following the acquisition of the bulk materials business in 1995, the Company maintained separate manufacturing operations which allowed for the identification of operating results through the gross profit line for two operating segments: branded products and bulk materials. However, manufacturing operations for the bulk materials operating segment were subsequently consolidated with manufacturing operations for the branded products operating segment, which resulted in a single operating segment. Currently, management reviews operating results on an aggregate basis.

        For informational purposes, net sales for branded products, bulk materials and neighborhood natural food markets are presented below for the three months and six months ended March 31, 2001 and 2002:

	Three months ended March 31,		Six months ended March 31,
	2001	2002	2001	2002
Net Sales:
Branded Products	$24,585	$24,956	$47,416	$47,352
Bulk Materials	2,424	1,896	4,920	3,963
Natural Food Markets	—	791	—	791

Total	$27,009	$27,643	$52,336	$52,106

        The Company sells products worldwide. Net sales to foreign countries are less than 10% of consolidated net sales.

6. NEW CREDIT AGREEMENT

        On January 28, 2002, the Company closed a new, five-year, sixty-million dollar reducing revolving credit facility (the "New Credit Agreement"). Initial borrowings of $23,500 under the New Credit Agreement were used to repay the Company's $23,500 outstanding balance owed under its prior credit agreement, which was scheduled to mature in January 2003. Deferred financing fees of $846 related to the New Credit Agreement were capitalized at closing.

        The available revolving credit borrowings of sixty-million dollars under the New Credit Agreement are reduced quarterly by $1,250 beginning in March of 2004. Borrowings under the New Credit Agreement are secured by certain assets of the Company and bear interest at the applicable Eurodollar Rate plus a variable margin or at the base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At March 31, 2002, the applicable weighted-average interest rate for Eurodollar Rate borrowings was 3.72%. The Company is also required to pay a variable quarterly fee on the unused balance under the New Credit Agreement. At March 31, 2002, the applicable rate was 0.35%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The New Credit Agreement matures on January 28, 2007, and the Company is required to repay all principal and interest outstanding under the New Credit Agreement on such date. Accordingly, the outstanding principal balance at March 31, 2002 was classified as long-term debt.

        The New Credit Agreement contains restrictive covenants, including restrictions on incurring other indebtedness, limitations on capital expenditures and requirements that the Company maintain certain financial ratios. As of March 31, 2002, the Company was in compliance with these restrictive covenants.

Upon the occurrence of a default or an event of default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring the Company to repay all amounts borrowed under the New Credit Agreement.

7. ACQUISITION

        On March 1, 2002, Fresh Organics, Inc., a wholly-owned subsidiary of the Company, acquired substantially all of the assets of three San Francisco area neighborhood natural food markets previously owned and operated by The Real Food Company, Inc. for $2,749 in cash. These neighborhood markets have operated since the early 1970s. Each store has approximately 3,500 square feet of retail space and caters to local walk-in customers seeking fresh, organic produce, healthy natural foods and nutritional supplements.

        In connection with this acquisition, the Company incurred certain liabilities at closing. This acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price assigned to the assets acquired and liabilities incurred was their fair market values at the date of acquisition. The excess of the purchase price over the fair market values of assets acquired and liabilities incurred has been classified as goodwill, which is expected to be deductible for tax purposes. The Company's condensed consolidated statements of operations and comprehensive income and the condensed consolidated statements of cash flows presented herein include the activity of this acquisition since March 1, 2002. The following reflects the preliminary allocation of the aggregate purchase price to the aggregate assets acquired and liabilities incurred at closing:

Current assets, net	$491
Property, plant and equipment	100
Goodwill	2,165
Other non-current assets	20
Current liabilities	(27)

$2,749

8. LEGAL SETTLEMENT

        For the three months ended March 31, 2002, the Company recognized pre-tax other income of $815, or $0.05 diluted earnings per share after tax, for payment received as partial settlement of ongoing price-fixing litigation in which the Company is a plaintiff.

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

        In addition to its branded products, the Company manufactures bulk materials for use in its own products and for sale to other manufacturers and marketers in the nutritional supplement industry under the tradenames Monarch Nutritional Laboratories™ and Great Basin Botanicals™. The Company also has retail operations under the tradename The Real Food Company™.

        The Company was formed in 1993 by senior management and Bain Capital, Inc. to effect a consolidation strategy in the fragmented vitamin, mineral, herbal and other nutritional supplements industry (the "VMS Industry"). Since its formation, the Company has completed the following acquisitions: Solaray, Inc., Premier One Products, Inc., Makers of KAL, Inc. and Makers of KAL, B.V., Monarch Nutritional Laboratories, Inc., Action Labs, Inc., NutraForce (Canada) International, Inc., Woodland Publishing, Inc., Summit Graphics, Inc., Thompson Nutritionals, Inc. and The Real Food Company, Inc. As a result of these acquisitions, internal growth and cost management, from 1993 to 2001, the Company experienced growth in net sales and profitability. Management believes that the Company is well positioned to continue to capitalize on the consolidation the Company believes is occurring in the VMS Industry.

Results of Operations

        The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
	2001	2002	2001	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	50.4%	48.0%	51.2%	48.1%

Gross profit	49.6%	52.0%	48.8%	51.9%
Selling, general and administrative	34.3%	36.3%	34.3%	35.3%
Amortization of intangibles	1.6%	0.0%	1.7%	0.0%

Income from operations	13.7%	15.7%	12.8%	16.6%
Interest and other (income)/expense, net	2.7%	-1.0%	3.0%	0.1%

Income before provision for income taxes	11.0%	16.7%	9.8%	16.5%
Provision for income taxes	4.3%	6.3%	3.8%	6.2%

Net income before change in accounting principle	6.7%	10.4%	6.0%	10.3%
Cumulative effect of change in accounting principle, net of tax benefit, related to adoption of goodwill impairment standard	—	—	—	-67.7%

Net income (loss)	6.7%	10.4%	6.0%	-57.4%

EBITDA(1)	19.2%	19.7%	18.5%	20.8%

(1)
See "—EBITDA."

Comparison of the Three Months Ended March 31, 2002 to the Three Months Ended March 31, 2001

        Net Sales.    Net sales increased by $0.6 million, or 2.3%, to $27.6 million for the three months ended March 31, 2002 ("second quarter of fiscal 2002") from $27.0 million for the three months ended March 31, 2001 ("second quarter of fiscal 2001"). Net sales of branded products increased by $0.3 million, or 1.5%, to $24.9 million for the second quarter of fiscal 2002 from $24.6 million for the second quarter of fiscal 2001. The increase in net sales of branded products was primarily the result of increased sales volume. Net sales of bulk materials decreased by $0.5 million, or 21.8%, to $1.9 million for the second quarter of fiscal 2002 from $2.4 million for the second quarter of fiscal 2001. The decrease in net sales of bulk materials was primarily the result of decreased sales volume related to decreased customer orders. Net sales of neighborhood natural food markets, which were acquired on March 1, 2002, were $0.8 million.

        Gross Profit.    Gross profit increased by $1.0 million, or 7.2%, to $14.4 million for the second quarter of fiscal 2002 from $13.4 million for the second quarter of fiscal 2001. As a percentage of net sales, gross profit increased to 52.0% for the second quarter of fiscal 2002 from 49.6% for the second quarter of fiscal 2001. This increase in gross profit was primarily attributable to improvements in direct material pricing. Direct material pricing improved primarily due to enhanced purchasing management, new material sources and increased supplier competition.

        Selling, General and Administrative.    Selling, general and administrative expenses increased by $0.7 million, or 8.2%, to $10.0 million for the second quarter of fiscal 2002 from $9.3 million for the second quarter of fiscal 2001. As a percentage of net sales, selling, general and administrative expenses increased to 36.3% for the second quarter of fiscal 2002 from 34.3% for the second quarter of fiscal 2001. This increase in selling, general and administrative expenses was primarily attributable to a new sales promotion as well as expenses related to the recently acquired neighborhood natural food markets.

        Amortization of Intangibles.    Based on the Company's adoption of SFAS 142 effective October 1, 2001, no amortization of intangibles was recorded for the second quarter of fiscal 2002 as compared to $0.4 million for the second quarter of fiscal 2001. As a percentage of net sales, amortization of intangibles was 1.6% for the second quarter of fiscal 2001.

        Interest and Other (Income)/Expense, Net.    Net interest and other (income)/expense for the second quarter of fiscal 2002 includes other income of $0.8 million for payment received as partial settlement of ongoing price-fixing litigation to which the Company is a plaintiff. Exclusive of this litigation settlement, net interest and other (income)/expense was $0.5 million for the second quarter of fiscal 2002 and $0.7 million for the second quarter of fiscal 2001. As a percentage of net sales, net interest and other (income)/expense was 2.0% for the second quarter of fiscal 2002 compared to 2.7% for the second quarter of fiscal 2001. This decrease in net interest and other (income)/expense for the second quarter of fiscal 2002 was primarily attributable to decreased indebtedness resulting from repayments made under the Company's revolving credit facilities and decreased interest rates.

        Provision for Income Taxes.    The Company's effective tax rate was 37.5% for the second quarter of fiscal 2002 and 39.0% for the second quarter of fiscal 2001. This decrease in the Company's effective tax rate was due to the Company's adoption of SFAS 142 effective October 1, 2001. In each fiscal quarter, the Company's effective tax rate was higher than the federal statutory rate primarily due to state tax considerations.

Comparison of the Six Months Ended March 31, 2002 to the Six Months Ended March 31, 2001

        Net Sales.    Net sales decreased by $0.2 million, or 0.4%, to $52.1 million for the six months ended March 31, 2002 from $52.3 million for the six months ended March 31, 2001. Net sales of branded products decreased by $0.1 million, or 0.1%, to $47.3 million for the six months ended March 31, 2002 from $47.4 million for the six months ended March 31, 2001. Net sales of bulk materials decreased by $0.9 million, or 19.5%, to $4.0 million for the six months ended March 31, 2002 from $4.9 million for the six months ended March 31, 2001. The decreases in net sales were primarily the result of decreased sales volume related to decreased customer orders, which were impacted by, among other things, the effects of September 11. Net sales of neighborhood natural food markets, which were acquired on March 1, 2002, were $0.8 million.

        Gross Profit.    Gross profit increased by $1.5 million, or 5.9%, to $27.0 million for the six months ended March 31, 2002 from $25.5 million for the six months ended March 31, 2001. As a percentage of net sales, gross profit increased to 51.9% for the six months ended March 31, 2002 from 48.8% for the six months ended March 31, 2001. This increase in gross profit was primarily attributable to improvements in direct material pricing. Direct material pricing improved primarily due to enhanced purchasing management, new material sources and increased supplier competition.

        Selling, General and Administrative.    Selling, general and administrative expenses increased by $0.4 million, or 2.4%, to $18.4 million for the six months ended March 31, 2002 from $18.0 million for the six months ended March 31, 2001. As a percentage of net sales, selling, general and administrative expenses increased to 35.3% for the six months ended March 31, 2002 from 34.3% for the six months ended March 31, 2001. This increase in selling, general and administrative expenses was primarily attributable to a new sales promotion as well as expenses related to the recently acquired neighborhood natural food markets.

        Amortization of Intangibles.    Based on the Company's adoption of SFAS 142 effective October 1, 2001, no amortization of intangibles was recorded for the six months ended March 31, 2002 as compared to $0.9 million for the six months ended March 31, 2001. As a percentage of net sales, amortization of intangibles was 1.7% for the six months ended March 31, 2001.

        Interest and Other (Income)/Expense, Net.    Net interest and other (income)/expense for the six months ended March 31, 2002 includes other income of $0.8 million for payment received as partial settlement of ongoing price-fixing litigation to which the Company is a plaintiff. Exclusive of this litigation settlement, net interest and other (income)/expense was $0.8 million for the six months ended March 31, 2002 and $1.5 million for the six months ended March 31, 2001. As a percentage of net sales, net interest and other (income)/expense was 1.6% for the six months ended March 31, 2002 compared to 3.0% for the six months ended March 31, 2001. This decrease in net interest and other (income)/expense for the six months ended March 31, 2002 was primarily attributable to decreased indebtedness resulting from repayments made under the Company's revolving credit facilities and decreased interest rates.

        Provision for Income Taxes.    The Company's effective tax rate was 37.5% for the six months ended March 31, 2002 and 39.0% for the six months ended March 31, 2001. This decrease in the Company's effective tax rate was due to the Company's adoption of SFAS 142 effective October 1, 2001. In each fiscal quarter, the Company's effective tax rate was higher than the federal statutory rate primarily due to state tax considerations.

        Cumulative Effect of Change in Accounting Principle.    As a result of the Company's adoption of SFAS 142 effective October 1, 2001, the Company recognized a non-cash goodwill impairment of $51.8 million in its condensed consolidated balance sheet as of December 31, 2001. As prescribed by SFAS 142, the Company treated this non-cash goodwill impairment as a cumulative effect of change in accounting principle, which resulted in a non-cash charge of $35.3 million, which is net of tax benefit of $16.5 million, on its condensed consolidated statement of operations and comprehensive income for the six months ended March 31, 2002.

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

	Three months ended March 31,		Six months ended March 31,
	2001	2002	2001	2002
Net income before change in accounting principle	$1,806	$2,887	$3,136	$5,381
Provision for income taxes	1,154	1,732	2,004	3,229
Interest and other (income)/expense, net(1)	744	(269)	1,549	34
Depreciation and amortization(2)	1,492	1,089	2,970	2,190

EBITDA	$5,196	$5,439	$9,659	$10,834

(1)
Includes amortization of capitalized debt issuance costs and, for the three months and six months ended March 31, 2002, other income of $815 for payment received as partial settlement of ongoing price-fixing litigation to which the Company is a plaintiff.
(2)
Includes non-recurring amortization of inventory write-up of $44 for the three months and six months ended March 31, 2002.

        The Company's EBITDA increased $0.2 million to $5.4 million for the second quarter of fiscal 2002 from $5.2 million for the second quarter of fiscal 2001. EBITDA as a percentage of net sales increased to 19.7% for the second quarter of fiscal 2002 from 19.2% for the second quarter of fiscal 2001.

        The Company's EBITDA increased $1.1 million to $10.8 million for the six months ended March 31, 2002 from $9.7 million for the six months ended March 31, 2001. EBITDA as a percentage of net sales increased to 20.8% for the six months ended March 31, 2002 from 18.5% for the six months ended March 31, 2001.

        The Company understands that while EBITDA is frequently used by securities analysts in the evaluation of nutritional supplement companies, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. EBITDA is not intended as an alternative to cash flows from operating activities, as a measure of liquidity or as an alternative to net income as an indicator of the Company's operating performance or any other measure of performance in accordance with accounting principles generally accepted in the United States of America.

Seasonality

        The Company believes that its business is characterized by minor seasonality. Furthermore, sales to any particular customer can vary substantially from one quarter to the next based on such factors as industry trends, timing of promotional discounts and international economic conditions. Historically, the Company has recorded higher branded products sales volume during the second fiscal quarter due to increased interest in health-related products among consumers following the holiday season. The Company does not believe that the impact of seasonality on its results of operations is material. In addition, the Company's sales of bulk materials are characterized by periodic orders from certain customers and can vary significantly from quarter to quarter.

Liquidity and Capital Resources

        The Company had working capital of $25.4 million as of March 31, 2002 compared to $25.9 million as of September 30, 2001. This decrease in working capital was primarily the result of a decrease in inventories and an increase in accounts payable. These changes were partially offset by increases in cash, accounts receivable and prepaid expenses and other current assets and a decrease in accrued expenses.

        Net cash provided by operating activities for the six months ended March 31, 2002 was $9.6 million compared to $6.2 million for the comparable period in fiscal 2001. The increase in net cash provided by operating activities for the six months ended March 31, 2002 was primarily attributable to an increase in net income before change in accounting principle as well as changes in cash provided by accounts receivable, deferred income taxes, accounts payable and accrued expenses which were partially offset by changes in cash used for inventories and prepaid expenses and other current assets.

        Net cash used in investing activities was $4.3 million for the six months ended March 31, 2002 and $3.2 million for the comparable period in fiscal 2001. The increase in net cash used in investing activities was primarily the result of the March 1, 2002 acquisition of substantially all of the assets of three San Francisco area neighborhood natural food markets previously owned and operated by The Real Food Company, Inc.

        Net cash used in financing activities was $5.1 million for the six months ended March 31, 2002 compared to $1.5 million for the comparable period in fiscal 2001. Net cash used in financing activities was primarily related to repayments of borrowings under the Company's current and prior revolving credit facilities.

        On January 28, 2002, the Company closed a new, five-year, sixty-million dollar reducing revolving credit facility (the "New Credit Agreement"). Initial borrowings of $23,500 under the New Credit Agreement were used to repay the Company's $23,500 outstanding balance owed under its prior credit agreement, which was scheduled to mature in January 2003. Deferred financing fees of $846 related to the New Credit Agreement were capitalized at closing.

        The available revolving credit borrowings of sixty-million dollars under the New Credit Agreement are reduced quarterly by $1,250 beginning in March of 2004. Borrowings under the New Credit Agreement are secured by certain assets of the Company and bear interest at the applicable Eurodollar Rate plus a variable margin or at the base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At March 31, 2002, the applicable weighted-average interest rate for Eurodollar Rate borrowings was 3.72%. The Company is also required to pay a variable quarterly fee on the unused balance under the New Credit Agreement. At March 31, 2002, the applicable rate was 0.35%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The New Credit Agreement matures on January 28, 2007, and the Company is required to repay all principal outstanding under the New Credit Agreement on such date. Accordingly, the outstanding principal balance at March 31, 2002 was classified as long-term debt.

        The New Credit Agreement contains restrictive covenants, including restrictions on incurring other indebtedness, limitations on capital expenditures and requirements that the Company maintain certain financial ratios. As of March 31, 2002, the Company was in compliance with these restrictive covenants. Upon the occurrence of a default or an event of default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring the Company to repay all amounts borrowed under the New Credit Agreement.

        The Company believes that borrowings under the New Credit Agreement, together with cash flows from operations, will be sufficient to fund working capital needs and make anticipated capital expenditures during fiscal 2002, to continue to make certain acquisitions and to make required payments under the New Credit Agreement.

        The Company's significant non-cancelable operating lease obligations as of March 31, 2002 are as follows:

Year Ending September 30,(1)	Operating Leases
2002	$431
2003	311
2004	293
2005	187
2006	98
Thereafter	580

$1,900

(1)
The amounts for the year ended September 30, 2002 include only payments to be made after March 31, 2002

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

        In the opinion of management, the Company's liability, if any, arising from individual regulatory and legal proceedings in which it is involved is not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows. However, the aggregate liability of the Company arising from regulatory and legal proceedings related to these matters could have a material effect on the Company's financial position, results of operations or cash flows. The outcomes of legal matters in which the Company is presently involved are not probable and reasonably estimable.

Item 4. Submission of Matters to a Vote of Security Holders

(a)
The Annual Meeting of Stockholders of the Company was held on January 30, 2002, at which meeting the stockholders voted to elect individuals to serve as Class I Directors of the Company and to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent certified public accountants for the fiscal year ending September 30, 2002.

        The results of the matters voted on at the meeting are shown below.

(b)
The nominees for election as Class I Directors of the Company are listed below, together with the number of votes cast for, against, and withheld with respect to each such nominee, as well as the number of non-votes with respect to each such nominee:

Nominee	For	Against	Withheld	Non-Voting
Jeffrey A. Hinrichs	7,428,847	16,475	—	3,605,557
Matthew S. Levin	7,428,847	16,475	—	3,605,557
(c)
The names of other Directors of the Company whose term of office continued after the meeting are as follows:

    Frank W. Gay II (Chairman)
    Michael D. Burke
    Robert C. Gay
    James D. Stice
    J. Steven Young

(d)
Other matters voted upon at the meeting and the results of those votes are as follows:

	For	Against	Abstain	Non-Voting
Ratification of PricewaterhouseCoopers LLP as the Company's independent certified public accountants	7,430,470	14,352	500	3,605,557

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEUTICAL INTERNATIONAL CORPORATION (Registrant)
Dated: May 6, 2002	By:	/s/ LESLIE M. BROWN, JR. Leslie M. Brown, Jr. Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)