Form 10-Q
period 2002-06-30
NUTRACEUTICAL INTERNATIONAL CORP
filed 2002-08-02
CIK 1050007

Use these links to rapidly review the document
NUTRACEUTICAL INTERNATIONAL CORPORATION INDEX

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

Commission file number 000-23731

NUTRACEUTICAL INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	87-0515089
(State of incorporation)	(IRS Employer Identification No.)
1400 Kearns Boulevard, 2nd Floor, Park City, Utah	84060
(Address of principal executive office)	(Zip code)

(435) 655-6106
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

        At August 2, 2002, the registrant had 11,163,504 shares of common stock outstanding.

NUTRACEUTICAL INTERNATIONAL CORPORATION

INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	September 30, 2001(1)	June 30, 2002
ASSETS
Current assets:
Cash	$2,074	$2,394
Accounts receivable, net	10,138	9,994
Inventories, net	19,523	17,918
Prepaid expenses and other current assets	607	1,118
Deferred income taxes, net	1,506	1,482

Total current assets	33,848	32,906
Property, plant and equipment, net	17,794	18,107
Goodwill, net (Note 3)	51,765	2,310
Other non-current assets, net	692	3,953
Deferred income taxes	—	12,064

	$104,099	$69,340

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,832	$5,438
Accrued expenses	3,164	4,053

Total current liabilities	7,996	9,491
Long-term debt	27,500	20,000
Deferred income taxes, net	3,414	—

Total liabilities	38,910	29,491

Stockholders' equity:
Common stock	119	111
Additional paid-in capital	41,238	38,310
Retained earnings	27,116	1,348
Cumulative translation adjustment	25	80
Treasury stock	(3,309)	—

Total stockholders' equity	65,189	39,849

	$104,099	$69,340

(1)
The condensed consolidated balance sheet as of September 30, 2001 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2001	2002	2001	2002
Net sales	$26,659	$29,488	$78,995	$81,594
Cost of sales	13,165	14,506	39,968	39,573

Gross profit	13,494	14,982	39,027	42,021

Operating expenses
Selling, general and administrative	9,064	9,796	27,025	28,191
Amortization of intangibles (Note 3)	443	—	1,326	—

	9,507	9,796	28,351	28,191

Income from operations	3,987	5,186	10,676	13,830
Interest and other (income)/expense, net (Note 7)	690	(1,473)	2,239	(1,439)

Income before provision for income taxes	3,297	6,659	8,437	15,269
Provision for income taxes	1,287	2,497	3,291	5,726

Net income before change in accounting principle	2,010	4,162	5,146	9,543
Cumulative effect of change in accounting principle, net of tax benefit of $16,454, related to adoption of goodwill impairment standard (Note 3)	—	—	—	(35,311)

Net income (loss)	$2,010	$4,162	$5,146	$(25,768)

Other comprehensive income
Foreign currency translation adjustment	6	71	(3)	55

Comprehensive income (loss)	$2,016	$4,233	$5,143	$(25,713)

Net income before change in accounting principle per common share:
Basic	$0.18	$0.37	$0.47	$0.86
Diluted	$0.18	$0.36	$0.47	$0.85
Cumulative effect of change in accounting principle per common share:
Basic	$—	$—	$—	$(3.18)
Diluted	$—	$—	$—	$(3.13)
Net income (loss) per common share:
Basic	$0.18	$0.37	$0.47	$(2.32)
Diluted	$0.18	$0.36	$0.47	$(2.28)
Weighted average common shares outstanding:
Basic	10,975,956	11,137,635	10,943,293	11,094,982
Diluted	10,977,530	11,427,117	10,943,818	11,275,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Nine months ended June 30,
	2001	2002
Cash flows from operating activities:
Net income (loss)	$5,146	$(25,768)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,622	3,197
Amortization of debt issuance costs	170	420
Losses on disposals of property and equipment	12	15
Cumulative effect of change in accounting principle, net of tax benefit of $16,454, related to adoption of goodwill impairment standard (Note 3)	—	35,311
Changes in assets and liabilities:
Accounts receivable, net	(1,070)	144
Inventories, net	2,918	2,180
Prepaid expenses and other current assets	460	(511)
Deferred income taxes, net	374	975
Other non-current assets, net	(141)	(44)
Accounts payable	(908)	606
Accrued expenses	54	924

Net cash provided by operating activities	11,637	17,449

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	(3,042)
Purchase of note receivable	—	(2,750)
Purchases of property and equipment	(4,532)	(3,356)

Net cash used in investing activities	(4,532)	(9,148)

Cash flows from financing activities:
Proceeds from long-term debt	—	26,500
Payments on long-term debt	(7,000)	(34,000)
Payments on capital lease obligations	(22)	—
Payments of deferred financing fees	—	(863)
Proceeds from issuance of common stock	139	373

Net cash used in financing activities	(6,883)	(7,990)

Effect of exchange rate changes on cash	7	9

Net increase in cash	229	320
Cash at beginning of period	1,773	2,074

Cash at end of period	$2,002	$2,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in thousands, except per share data)

1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) to present fairly the financial position of Nutraceutical International Corporation and its subsidiaries (the "Company") as of June 30, 2002, the results of its operations for the three months and nine months ended June 30, 2001 and 2002 and its cash flows for the nine months ended June 30, 2001 and 2002, in conformity with accounting principles generally accepted in the United States of America for interim financial information applied on a consistent basis. The results for the three months and nine months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

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

2. INVENTORIES, NET

        Inventories, net of reserves for obsolete and slow moving inventory, are comprised of the following:

	September 30, 2001	June 30, 2002
Raw materials	$5,169	$4,414
Work-in-process	3,524	3,014
Finished goods	10,830	10,490

	$19,523	$17,918

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

        The implied fair value of goodwill was determined to be $0 at October 1, 2001, and a non-cash goodwill impairment equal to the goodwill carrying amount of $51,765 was recognized in the Company's condensed consolidated balance sheet. As prescribed by SFAS 142, the Company treated this non-cash goodwill impairment as a cumulative effect of change in accounting principle, which resulted in a non-cash charge of $35,311, net of tax benefit of $16,454, on the Company's condensed consolidated statement of operations and comprehensive income for the nine months ended June 30, 2002.

        The change in the carrying amount of goodwill for the nine months ended June 30, 2002 was as follows:

Goodwill
Balance as of September 30, 2001	$51,765
Impairment loss during first quarter	(51,765)
Goodwill attributable to fiscal 2002 acquisitions	2,310

Balance as of June 30, 2002	$2,310

        The Company had no other material intangible assets recorded on its condensed consolidated balance sheets as of June 30, 2002.

        Based on the Company's adoption of SFAS 142 effective October 1, 2001, no amortization of intangibles was recorded for the nine months ended June 30, 2002. For the three months and nine months ended June 30, 2001, the Company recorded amortization of intangibles of $443 ($326 after tax effect) and $1,326 ($955 after tax effect), respectively, related to goodwill.

        The following table presents what reported net income and earnings per share would have been for the three months and nine months ended June 30, 2001 and 2002 before change in accounting principle and exclusive of amortization expense:

	Three months ended June 30,		Nine months ended June 30,
	2001	2002	2001	2002
Reported net income (loss)	$2,010	$4,162	$5,146	$(25,768)
Add back: Cumulative effect of change in accounting principle, net of tax benefit of $16,454, related to adoption of goodwill impairment standard	—	—	—	35,311
Add back: Goodwill amortization, net of tax of $117 and $371 respectively, for the three months and nine months ended June 30, 2001	326	—	955	—

Adjusted net income before change in accounting principle and goodwill amortization	$2,336	$4,162	$6,101	$9,543

Basic earnings per share:
Reported net income (loss)	$0.18	$0.37	$0.47	$(2.32)
Add back: Cumulative effect of change in accounting principle, net of tax benefit of $16,454, related to adoption of goodwill impairment standard	—	—	—	3.18
Add back: Goodwill amortization, net of tax of $117 and $371 respectively, for the three months and nine months ended June 30, 2001	0.03	—	0.09	—

Adjusted net income before change in accounting principle and goodwill amortization	$0.21	$0.37	$0.56	$0.86

Diluted earnings per share:
Reported net income (loss)	$0.18	$0.36	$0.47	$(2.28)
Add back: Cumulative effect of change in accounting principle, net of tax benefit of $16,454, related to adoption of goodwill impairment standard	—	—	—	3.13
Add back: Goodwill amortization, net of tax of $117 and $371 respectively, for the three months and nine months ended June 30, 2001	0.03	—	0.09	—

Adjusted net income before change in accounting principle and goodwill amortization	$0.21	$0.36	$0.56	$0.85

4. CAPITAL STOCK

        The following table provides a reconciliation of basic weighted average common shares (which represent the weighted average number of common shares outstanding without regard to potential common shares) to diluted weighted average common shares (which include potential common shares in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share):

	Three months ended June 30,		Nine months ended June 30,
	2001	2002	2001	2002
Net income (numerator):
Net income before change in accounting principle	$2,010	$4,162	$5,146	$9,543
Cumulative effect of change in accounting principle, net of tax benefit of $16,454, related to adoption of goodwill impairment standard	—	—	—	(35,311)

Net income (loss)	$2,010	$4,162	$5,146	$(25,768)

Weighted average common shares (denominator):
Basic weighted average common shares	10,975,956	11,137,635	10,943,293	11,094,982
Dilutive effect of stock options and warrants	1,574	289,482	525	180,040

Diluted weighted average common shares	10,977,530	11,427,117	10,943,818	11,275,022

Net income before change in accounting principle per common share:
Basic	$0.18	$0.37	$0.47	$0.86
Diluted	$0.18	$0.36	$0.47	$0.85
Cumulative effect of change in accounting principle per common share:
Basic	$—	$—	$—	$(3.18)
Diluted	$—	$—	$—	$(3.13)
Net income (loss) per common share:
Basic	$0.18	$0.37	$0.47	$(2.32)
Diluted	$0.18	$0.36	$0.47	$(2.28)

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

        For informational purposes, net sales for branded products, bulk materials and neighborhood natural food markets are presented below for the three months and nine months ended June 30, 2001 and 2002:

	Three months ended June 30,		Nine months ended June 30,
	2001	2002	2001	2002
Net Sales:
Branded Products	$23,566	$24,819	$70,982	$72,171
Bulk Materials	3,093	2,222	8,013	6,185
Natural Food Markets	—	2,447	—	3,238

Total	$26,659	$29,488	$78,995	$81,594

        The Company sells products worldwide. Net sales to distributors and customers outside the United States are less than 10% of consolidated net sales.

6. NEW CREDIT AGREEMENT

        On January 28, 2002, the Company closed a new five-year, sixty million dollar reducing revolving credit facility (the "New Credit Agreement"). Initial borrowings of $23,500 under the New Credit Agreement were used to repay the Company's $23,500 outstanding balance owed under its prior credit agreement, which was scheduled to mature in January 2003. Deferred financing fees of $863 related to the New Credit Agreement were capitalized at closing.

        The available revolving credit borrowings of sixty million dollars under the New Credit Agreement are reduced quarterly by $1,250 beginning in March of 2004. Borrowings under the New Credit Agreement are collateralized by substantially all assets of the Company and bear interest at the applicable Eurodollar Rate plus a variable margin or at the base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At June 30, 2002, the applicable weighted-average interest rate for borrowings was 3.64%. The Company is also required to pay a variable quarterly fee on the unused balance under the New Credit Agreement. At June 30, 2002, the applicable rate was 0.25%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The New Credit Agreement matures on January 28, 2007, and the Company is required to repay all principal and interest outstanding under the New Credit Agreement on such date. Accordingly, the outstanding principal balance at June 30, 2002 was classified as long-term debt.

        The New Credit Agreement contains restrictive covenants, including restrictions on incurring other indebtedness, limitations on capital expenditures and requirements that the Company maintain certain financial ratios. As of June 30, 2002, the Company was in compliance with these restrictive covenants. Upon the occurrence of a default or an event of default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring the Company to repay all amounts borrowed under the New Credit Agreement.

7. LEGAL SETTLEMENT

        For the three months ended June 30, 2002, the Company recognized pre-tax other income of $1,759 ($1,099 after tax effect), or $0.10 per share as diluted earnings after tax, for payment received in settlement of price-fixing litigation to which the Company is a plaintiff. For the nine months ended June 30, 2002, the Company recognized total pre-tax other income of $2,574 ($1,609 after tax effect), or $0.14 per share as diluted earnings after tax, for payments received in settlement of this price-fixing litigation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        The following discussion and analysis should be read in conjunction with the response to Part I, Item 1-Financial Statements of this report.

        The Company is one of the nation's largest manufacturers and marketers of quality branded nutritional supplements sold to health and natural food stores. The Company sells its branded products under the brand names Solaray®, KAL®, NaturalMax®, VegLife®, Premier One®, Sunny Green™, Natural Sport®, ActiPet®, Action Labs® and Thompson® to health and natural food stores in the United States, and to distributors and stores worldwide. Under the name Woodland Publishing™, the Company publishes, prints and markets a line of books and booklets to, among others, book distributors, national retail bookstores and health and natural food stores. The Company manufactures and/or distributes one of the broadest branded product lines in the industry with over 2,500 stock keeping units ("SKUs"), including over 400 SKUs exclusively sold internationally. The Company believes that as a result of its emphasis on innovation, quality, loyalty, education and customer service, the Company's brands are widely recognized in health and natural food stores and among their customers. The Company also distributes branded products of certain third parties.

        In addition to its branded products, the Company manufactures bulk materials for use in its own products and for sale to other manufacturers and marketers in the nutritional supplement industry under the tradenames Monarch Nutritional Laboratories™ and Great Basin Botanicals™. The Company also has retail operations under the tradenames The Real Food Company™ and Thom's Natural Foods™.

        The Company was formed in 1993 by senior management and Bain Capital, Inc. to effect a consolidation strategy in the fragmented vitamin, mineral, herbal and other nutritional supplements industry (the "VMS Industry"). Since its formation, the Company has completed the following acquisitions: Solaray, Inc., Premier One Products, Inc., Makers of KAL, Inc. and Makers of KAL, B.V., Monarch Nutritional Laboratories, Inc., Action Labs, Inc., NutraForce (Canada) International, Inc., Woodland Publishing, Inc., Summit Graphics, Inc., Thompson Nutritionals, Inc., The Real Food Company, Inc. and Thom's Natural Foods. As a result of these acquisitions, internal growth and cost management, management believes that the Company is well positioned to continue to capitalize on the consolidation the Company believes is occurring in the VMS Industry.

Results of Operations

        The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
	2001	2002	2001	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	49.4%	49.2%	50.6%	48.5%

Gross profit	50.6%	50.8%	49.4%	51.5%
Selling, general and administrative	34.0%	33.2%	34.2%	34.6%
Amortization of intangibles	1.6%	—	1.7%	—

Income from operations	15.0%	17.6%	13.5%	16.9%
Interest and other (income)/expense, net	2.6%	(5.0)%	2.8%	(1.8)%

Income before provision for income taxes	12.4%	22.6%	10.7%	18.7%
Provision for income taxes	4.9%	8.5%	4.2%	7.0%

Net income before change in accounting principle	7.5%	14.1%	6.5%	11.7%
Cumulative effect of change in accounting principle, net of tax benefit, related to adoption of goodwill impairment standard	—	—	—	(43.3)%

Net income (loss)	7.5%	14.1%	6.5%	(31.6)%

EBITDA(1)	21.2%	21.0%	19.4%	20.9%

(1)
See ""—EBITDA."

Comparison of the Three Months Ended June 30, 2002 to the Three Months Ended June 30, 2001

        Net Sales.    Net sales increased by $2.8 million, or 10.6%, to $29.5 million for the three months ended June 30, 2002 ("third quarter of fiscal 2002") from $26.7 million for the three months ended June 30, 2001 ("third quarter of fiscal 2001"). Net sales of branded products increased by $1.2 million, or 5.3%, to $24.8 million for the third quarter of fiscal 2002 from $23.6 million for the third quarter of fiscal 2001. The increase in net sales of branded products was primarily the result of increased sales volume. Net sales of bulk materials decreased by $0.9 million, or 28.2%, to $2.2 million for the third quarter of fiscal 2002 from $3.1 million for the third quarter of fiscal 2001. The decrease in net sales of bulk materials was primarily the result of decreased sales volume related to decreased customer orders. Net sales of neighborhood natural food markets, which were acquired during fiscal 2002, were $2.5 million for the third quarter of fiscal 2002.

        Gross Profit.    Gross profit increased by $1.5 million, or 11.0%, to $15.0 million for the third quarter of fiscal 2002 from $13.5 million for the third quarter of fiscal 2001. As a percentage of net sales, gross profit increased to 50.8% for the third quarter of fiscal 2002 from 50.6% for the third quarter of fiscal 2001. This increase in gross profit was primarily attributable to improvements in direct material pricing for branded products, offset by sales of the neighborhood natural food markets, which have lower gross profit margins than sales of branded products. Direct material pricing for branded products improved primarily due to enhanced purchasing management, new material sources and increased supplier competition.

        Selling, General and Administrative.    Selling, general and administrative expenses increased by $0.7 million, or 8.1%, to $9.8 million for the third quarter of fiscal 2002 from $9.1 million for the third quarter of fiscal 2001. This increase in selling, general and administrative expenses was primarily attributable to a new sales promotion which ended in June 2002 as well as expenses related to the recently acquired neighborhood natural food markets. As a percentage of net sales, selling, general and administrative expenses decreased to 33.2% for the third quarter of fiscal 2002 from 34.0% for the third quarter of fiscal 2001.

        Amortization of Intangibles.    Based on the Company's adoption of SFAS 142 effective October 1, 2001, no amortization of intangibles was recorded for the third quarter of fiscal 2002 as compared to $0.4 million for the third quarter of fiscal 2001. As a percentage of net sales, amortization of intangibles was 1.6% for the third quarter of fiscal 2001.

        Interest and Other (Income)/Expense, Net.    Net interest and other (income)/expense for the third quarter of fiscal 2002 includes other income of $1.8 million for payment received as settlement of price-fixing litigation to which the Company is a plaintiff. Exclusive of this litigation settlement, net interest and other (income)/expense was $0.3 million for the third quarter of fiscal 2002 and $0.7 million for the third quarter of fiscal 2001. As a percentage of net sales, net interest and other (income)/expense was 1.0% for the third quarter of fiscal 2002 compared to 2.6% for the third quarter of fiscal 2001. This decrease in net interest and other (income)/expense for the third quarter of fiscal 2002 was primarily attributable to decreased indebtedness resulting from repayments made under the Company's revolving credit facility as well as decreased interest rates.

        Provision for Income Taxes.    The Company's effective tax rate was 37.5% for the third quarter of fiscal 2002 and 39.0% for the third quarter of fiscal 2001. This decrease in the Company's effective tax rate was due to the Company's adoption of SFAS 142 effective October 1, 2001. In each period, the Company's effective tax rate was higher than the federal statutory rate primarily due to state tax considerations.

Comparison of the Nine Months Ended June 30, 2002 to the Nine Months Ended June 30, 2001

        Net Sales.    Net sales increased by $2.6 million, or 3.3%, to $81.6 million for the nine months ended June 30, 2002 from $79.0 million for the nine months ended June 30, 2001. Net sales of branded products increased by $1.2 million, or 1.7%, to $72.2 million for the nine months ended June 30, 2002 from $71.0 million for the nine months ended June 30, 2001. The increase in net sales of branded products was primarily the result of increased sales volume. Net sales of bulk materials decreased by $1.8 million, or 22.8%, to $6.2 million for the nine months ended June 30, 2002 from $8.0 million for the nine months ended June 30, 2001. The decrease in net sales of bulk materials was primarily the result of decreased sales volume related to decreased customer orders. Net sales of neighborhood natural food markets, which were acquired during fiscal 2002, were $3.2 million for the nine months ended June 30, 2002.

        Gross Profit.    Gross profit increased by $3.0 million, or 7.7%, to $42.0 million for the nine months ended June 30, 2002 from $39.0 million for the nine months ended June 30, 2001. As a percentage of net sales, gross profit increased to 51.5% for the nine months ended June 30, 2002 from 49.4% for the nine months ended June 30, 2001. This increase in gross profit was primarily attributable to improvements in direct material pricing for branded products, offset by sales of the neighborhood natural food markets, which have lower gross profit margins than sales of branded products. Direct material pricing for branded products improved primarily due to enhanced purchasing management, new material sources and increased supplier competition.

        Selling, General and Administrative.    Selling, general and administrative expenses increased by $1.2 million, or 4.3%, to $28.2 million for the nine months ended June 30, 2002 from $27.0 million for the nine months ended June 30, 2001. As a percentage of net sales, selling, general and administrative expenses increased to 34.6% for the nine months ended June 30, 2002 from 34.2% for the nine months ended June 30, 2001. This increase in selling, general and administrative expenses was primarily attributable to a new sales promotion which ended in June 2002 as well as expenses related to the recently acquired neighborhood natural food markets.

        Amortization of Intangibles.    Based on the Company's adoption of SFAS 142 effective October 1, 2001, no amortization of intangibles was recorded for the nine months ended June 30, 2002 as compared to $1.3 million for the nine months ended June 30, 2001. As a percentage of net sales, amortization of intangibles was 1.7% for the nine months ended June 30, 2001.

        Interest and Other (Income)/Expense, Net.    Net interest and other (income)/expense for the nine months ended June 30, 2002 includes other income of $2.6 million for payments received as settlement of price-fixing litigation to which the Company is a plaintiff. Exclusive of this litigation settlement, net interest and other (income)/expense was $1.1 million for the nine months ended June 30, 2002 and $2.2 million for the nine months ended June 30, 2001. As a percentage of net sales, net interest and other (income)/expense was 1.4% for the nine months ended June 30, 2002 compared to 2.8% for the nine months ended June 30, 2001. This decrease in net interest and other (income)/expense for the nine months ended June 30, 2002 was primarily attributable to decreased indebtedness resulting from repayments made under the Company's revolving credit facilities as well as decreased interest rates.

        Provision for Income Taxes.    The Company's effective tax rate was 37.5% for the nine months ended June 30, 2002 and 39.0% for the nine months ended June 30, 2001. This decrease in the Company's effective tax rate was due to the Company's adoption of SFAS 142 effective October 1, 2001. In each period, the Company's effective tax rate was higher than the federal statutory rate primarily due to state tax considerations.

        Cumulative Effect of Change in Accounting Principle.    As a result of the Company's adoption of SFAS 142 effective October 1, 2001, the Company recognized a non-cash goodwill impairment of $51.8 million in its condensed consolidated balance sheet as of December 31, 2001. As prescribed by SFAS 142, the Company treated this non-cash goodwill impairment as a cumulative effect of change in accounting principle, which resulted in a non-cash charge of $35.3 million, which is net of tax benefit of $16.5 million, on its condensed consolidated statement of operations and comprehensive income for the nine months ended June 30, 2002.

EBITDA

        EBITDA (earnings before net interest and other (income)/expense, taxes, depreciation and amortization) is a commonly reported standard measure that is widely used by analysts and investors in the VMS Industry. Management considers EBITDA to be an important measure of the Company's operating performance. In addition, EBITDA provides additional information for determining the ability of the Company to meet its debt service requirements and for other comparative analyses of the Company's operating performance relative to other nutritional supplement companies.

	Three months ended June 30,		Nine months ended June 30,
	2001	2002	2001	2002
Net income before change in accounting principle	$2,010	$4,162	$5,146	$9,543
Provision for income taxes	1,287	2,497	3,291	5,726
Interest and other (income)/expense, net(1)	690	(1,473)	2,239	(1,439)
Depreciation and amortization(2)	1,652	1,007	4,622	3,197

EBITDA	$5,639	$6,193	$15,298	$17,027

(1)
Includes amortization of capitalized debt issuance costs and, for the three months and nine months ended June 30, 2002, other income of $1,759 and $2,574, respectively, for payments received in settlement of price-fixing litigation to which the Company is a plaintiff.
(2)
Includes non-recurring amortization of inventory write-up for the three months and nine months ended June 30, 2002 of $19 and $63, respectively.

        The Company's EBITDA increased $0.6 million to $6.2 million for the third quarter of fiscal 2002 from $5.6 million for the third quarter of fiscal 2001. EBITDA as a percentage of net sales decreased to 21.0% for the third quarter of fiscal 2002 from 21.2% for the third quarter of fiscal 2001.

        The Company's EBITDA increased $1.7 million to $17.0 million for the nine months ended June 30, 2002 from $15.3 million for the nine months ended June 30, 2001. EBITDA as a percentage of net sales increased to 20.9% for the nine months ended June 30, 2002 from 19.4% for the nine months ended June 30, 2001.

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

Liquidity and Capital Resources

        The Company had working capital of $23.4 million as of June 30, 2002 compared to $25.9 million as of September 30, 2001. This decrease in working capital was primarily the result of a decrease in inventories and increases in accounts payable and accrued expenses. These changes were partially offset by increases in cash and prepaid expenses and other current assets.

        Net cash provided by operating activities for the nine months ended June 30, 2002 was $17.4 million compared to $11.6 million for the comparable period in fiscal 2001. The increase in net cash provided by operating activities for the nine months ended June 30, 2002 was primarily attributable to an increase in net income before change in accounting principle as well as changes in cash provided by accounts receivable, deferred income taxes, accounts payable and accrued expenses which were partially offset by changes in cash used for inventories and prepaid expenses and other current assets.

        Net cash used in investing activities was $9.1 million for the nine months ended June 30, 2002 and $4.5 million for the comparable period in fiscal 2001. The increase in net cash used in investing activities was primarily the result of acquisitions of substantially all of the assets of four San Francisco area neighborhood natural food markets as well as the purchase of a note receivable relating to the potential acquisition of a corporate office building.

        Net cash used in financing activities was $8.0 million for the nine months ended June 30, 2002 compared to $6.9 million for the comparable period in fiscal 2001. Net cash used in financing activities was primarily related to repayments of borrowings under the Company's current and prior revolving credit facilities.

        On January 28, 2002, the Company closed a new, five-year, sixty million dollar reducing revolving credit facility (the "New Credit Agreement"). Initial borrowings of $23,500 under the New Credit Agreement were used to repay the Company's $23,500 outstanding balance owed under its prior credit agreement, which was scheduled to mature in January 2003. Deferred financing fees of $863 related to the New Credit Agreement were capitalized at closing.

        The available revolving credit borrowings of sixty million dollars under the New Credit Agreement are reduced quarterly by $1,250 beginning in March of 2004. Borrowings under the New Credit Agreement are collateralized by substantially all assets of the Company and bear interest at the applicable Eurodollar Rate plus a variable margin or at the base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At June 30, 2002, the applicable weighted-average interest rate for borrowings was 3.64%. The Company is also required to pay a variable quarterly fee on the unused balance under the New Credit Agreement. At June 30, 2002, the applicable rate was 0.25%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The New Credit Agreement matures on January 28, 2007, and the Company is required to repay all principal outstanding under the New Credit Agreement on such date. Accordingly, the outstanding principal balance at June 30, 2002 was classified as long-term debt.

        The New Credit Agreement contains restrictive covenants, including restrictions on incurring other indebtedness, limitations on capital expenditures and requirements that the Company maintain certain financial ratios. As of June 30, 2002, the Company was in compliance with these restrictive covenants. Upon the occurrence of a default or an event of default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring the Company to repay all amounts borrowed under the New Credit Agreement.

        The Company believes that borrowings under the New Credit Agreement, together with cash flows from operations, will be sufficient to fund working capital needs and make anticipated capital expenditures during fiscal 2002, to continue to make certain acquisitions and to make required payments under the New Credit Agreement.

        The Company's significant non-cancelable operating lease obligations as of June 30, 2002 are as follows:

Year Ending September 30,(1)	Operating Leases
2002	$300
2003	674
2004	318
2005	170
2006	90
Thereafter	420

$1,972

(1)
The amounts for the year ended September 30, 2002 include only payments to be made after June 30, 2002.

New Accounting Standards

        The Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). Among other things, SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with early adoption permitted. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

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

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

  99.1
  Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  (b)
  Reports on Form 8-K:

          None

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEUTICAL INTERNATIONAL CORPORATION (Registrant)
Dated: August 2, 2002	By:	/s/ LESLIE M. BROWN, JR. Leslie M. Brown, Jr. Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)