Form 10-K
period 2002-09-30
NUTRACEUTICAL INTERNATIONAL CORP
filed 2002-12-12
CIK 1050007

QuickLinks -- Click here to rapidly navigate through this document

NUTRACEUTICAL INTERNATIONAL
CORPORATION

ANNUAL REPORT
ON
FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Fiscal Year Ended September 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the period from                              to

Commission file number: 000-23731

NUTRACEUTICAL INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	87-0515089 (I.R.S. Employer Identification Number)

1400 Kearns Boulevard, 2nd Floor
Park City, Utah 84060
(Address of principal executive offices including zip code)

Registrant's telephone number, including area code: (435) 655-6106

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of voting stock held by non-affiliates of the Registrant as of December 2, 2002 at a closing sale price of $9.88 as reported by the Nasdaq National Market was approximately $52.7 million. Shares of Common Stock held by each officer and director and by each person who owns or may be deemed to own 10% or more of the outstanding Common Stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of December 2, 2002, the Registrant had 11,178,978 shares of Common Stock outstanding.

        Documents Incorporated by Reference:    Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies for the Registrant's 2003 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference in Part III of this Annual Report on Form 10-K (the "Form 10-K").

        The Securities and Exchange Commission ("SEC") encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limitation, the words "may," "will," "should," "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, (i) changing domestic and international market and political conditions; (ii) interruption of business or negative impact on sales and earnings due to acts of war, terrorism, bio-terrorism, civil unrest or disruption of mail service; (iii) changes in laws and regulations, including adverse federal, state or foreign legislation or regulation or adverse determinations or actions by regulators; (iv) import/export controls with respect to products sold into foreign markets, as well as other restrictions on the sale of the Company's products in such countries; (v) the unavailability of or interruption in the supply of utilities, including electricity and telecommunications; (vi) slow or negative growth in the nutritional supplement industry; (vii) increased product competition; (viii) adverse publicity regarding the consumption of nutritional supplements; (ix) increased costs, including raw material and labor costs; (x) the inability of the Company to gain and/or hold market share of its health and natural food store customers and bulk material customers; (xi) loss or retirement of key members of management; (xii) inability of the Company to successfully implement its business strategy or plan or otherwise manage growth, including the Company's ability to locate and consummate advantageous acquisitions, or otherwise integrate acquired operations, including the ability to retain customers of existing and acquired operations; (xiii) product development efforts and consumer acceptance of the Company's products; (xiv) the absence of clinical trials for many of the Company's products; (xv) availability and price of raw materials; (xvi) the Company's ability to manufacture its products efficiently; (xvii) the mix of the Company's products and their related profit margins; (xviii) dependence on distributors and customers; (xix) sales and earnings volatility; (xx) adequacy and availability of insurance coverage, and any losses or damages sustained by the Company not covered by insurance; (xxi) exposure to and expense of prosecuting, defending and/or resolving and defending claims or litigation, including but not limited to product liability claims, class action suits, stockholder derivative suits, patent or trademark infringement suits and other litigation which may arise from time to time; (xxii) other factors discussed in the Company's filings with the Securities and Exchange Commission or referenced in its press releases and (xxiii) other factors beyond the Company's control. These factors also include, without limitation, those set forth under the captions "Seasonality," "Liquidity and Capital Resources" and "Quantitative and Qualitative Disclosures About Market Risk" included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and Item 7A of Part II of this Form 10-K and those set forth in Items 1 and 3 of Part I of this From 10-K.

        In addition, any forward-looking statements represent the Company's estimates only as of the day this Form 10-K was first filed with the SEC and should not be relied upon as representing the Company's estimates as of any subsequent date. No assurance can be given that the future results covered by such forward-looking statements will be achieved and readers are cautioned not to place undue reliance on forward-looking statements. While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so.

        The SEC maintains an Internet site (http://www.sec.gov) which contains reports, proxy and information statements, and other information regarding the Company. The Company's Form 10-K filed with the SEC includes all exhibits required to be filed with the SEC. Copies of this Form 10-K, not including any of the exhibits listed under Item 14 of this Form 10-K, are available without charge upon request. Please contact the Company to request copies of this Form 10-K and for information as to the number of pages contained in each of the exhibits and to request copies of such exhibits (435-655-6106).

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

General

        Nutraceutical is one of the nation's largest manufacturers and marketers of quality branded nutritional supplements sold to health and natural food stores. The Company sells its branded products under the brand names Solaray®, KAL®, NaturalMax®, VegLife®, Premier One®, Sunny Green™, Natural Sport®, ActiPet®, Action Labs® and Thompson® to health and natural food stores in the United States, and to distributors and stores worldwide. Under the name Woodland Publishing™, the Company publishes, prints and markets a line of natural health and lifestyle books and booklets to, among others, book distributors, national retail bookstores and health and natural food stores. The Company manufactures and/or distributes one of the broadest branded product lines in the industry with over 2,600 stock keeping units ("SKUs"), including over 600 SKUs exclusively sold internationally. The Company believes that as a result of its emphasis on innovation, quality, loyalty, education and customer service, the Company's brands are widely recognized in health and natural food stores and among their customers.

        In addition to its branded products, the Company manufactures bulk materials for use in its own products and for sale to other manufacturers and marketers in the nutritional supplement industry under the tradenames Monarch Nutritional Laboratories™ and Great Basin Botanicals™. The Company also distributes the products of certain third parties, and owns and operates four neighborhood natural food markets in the San Francisco area under the trade names The Real Food Company™ and Thom's Natural Foods™.

        The Company was formed in 1993 by senior management and Bain Capital, Inc. ("Bain Capital") to effect a consolidation strategy in the fragmented vitamin, mineral, herbal and other nutritional supplements industry (the "VMS Industry"). Since its formation, the Company has completed the following acquisitions: Solaray, Inc. ("Solaray"), Premier One Products, Inc. ("Premier One"), Makers of KAL, Inc. and Makers of KAL, B.V. (collectively, "KAL"), Monarch Nutritional Laboratories, Inc. ("Monarch"), Action Labs, Inc. ("Action Labs"), NutraForce (Canada) International, Inc. ("NutraForce Canada"), Woodland Publishing, Inc. and Summit Graphics, Inc. (collectively, "Woodland Publishing"), Thompson Nutritionals, Inc. ("Thompson") and the Real Food Company, Inc. and Thom's Natural Foods (collectively, "Fresh Organics"). As a result of these acquisitions, internal growth and cost management, from 1993 to 2002 the Company experienced growth in net sales and operating profitability. Management believes that the Company is well positioned to continue to capitalize on the consolidation the Company believes is occurring in the VMS Industry.

Business Strategy

        The Company's core business strategy is selling its branded products directly to health and natural food stores in the United States (the "Healthy Foods Channel"). This strategy has enabled the Company to benefit from the growth of the Healthy Foods Channel. The Healthy Foods Channel consists of more than 15,000 retailers including (i) independent health and natural food stores, (ii) health and natural food stores affiliated with local, regional and national health and natural food chains (including health and natural food store chains, such as Whole Foods Markets and Wild Oats Markets and vitamin store chains, such as Vitamin Shoppe and Vitamin World) and (iii) GNC stores. The Healthy Foods Channel principally caters to consumers who desire product education, service and high quality nutritional supplements and foods. The growth rate of the Healthy Foods Channel is not at (and may not return to) historical levels. The Company believes there are significant differences between mass market retailers (such as supermarkets, drugstores and warehouse clubs) that typically offer a limited selection of discounted and lower-potency nutritional supplements and the Healthy Foods Channel, where natural ingredients, quality, potency, selection and customer support are emphasized.

        The Company believes that it is among the largest suppliers of nutritional supplements to the Healthy Foods Channel that develops, manufactures, markets and directly distributes a majority of its own products. The Company manufactured over 85% of its branded products in fiscal 2002 and believes that the quality of its products is among the highest in the industry. The Company markets its branded products through one of the industry's largest sales forces dedicated to the Healthy Foods Channel. The Company seeks to be a market leader in the development of new and innovative products, introducing over 150 new SKUs in fiscal 2002. The Company believes that it benefits from greater customer and product diversification than most of its larger competitors.

Industry

        The total United States retail market for nutritional supplements (the "VMS Market") is highly fragmented and totaled approximately $9.6 billion, $9.2 billion, and $9.0 billion in retail sales for the three calendar years ended 2001. The Company believes that the VMS Market reached its present size due to a number of factors, including (i) interest in healthier lifestyles, living longer and living well, (ii) the publication of research findings supporting the positive health effects of certain nutritional supplements and (iii) the aging of the "Baby Boom" generation combined with the tendency of consumers to purchase more nutritional supplements and natural foods as they age. However, in recent periods, various publicly-traded nutritional supplement companies, as well as industry analysts, have announced continuing softness in sales of nutritional supplements. The Company believes that this continuing softness may be the result of, among other things, the lack of any recent industry-wide "hit" products, negative press releases regarding certain ingredients and/or companies in the VMS Industry and increased market and pricing competition, as well as competition from food and pharmaceutical companies.

Products

        The Company manufactures and markets nutritional supplements and natural foods. As of September 30, 2002, the Company sold over 2,600 SKUs, including over 600 SKUs exclusively sold internationally. The Company's product categories include: (i) vitamins and minerals, (ii) herbs, (iii) specialty formulas, and (iv) certain other products, including natural foods. To accommodate consumer preferences, the Company's products come in various formulations and delivery forms, including capsules, tablets, softgels, chewables, liquids, creams, sprays, powders and whole herbs.

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

        As of September 30, 2002, the Company's portfolio of brand names consisted of the following:

        Solaray®.    Solaray began in 1973 as a pioneer in formulating and marketing blended herbal products that contain two or more herbs with complementary effects. From its inception, Solaray focused on encapsulated products that offer rapid disintegration and are easy to swallow and sold its products directly to the Healthy Foods Channel. By 1984, Solaray became a full-line manufacturer, carrying not only herbs, but also a full line of vitamins, minerals and specialty formulas. Solaray has become one of the most popular and well-known brands of nutritional supplements in the Healthy Foods Channel and has developed a reputation for quality, consistency and innovation. Recently, Solaray introduced a CranActin® effervescent drink mix as well as a new version of its popular Spectro® once daily multivitamin in the form of a smoothie drink mix. Solaray's brand packaging is distinguished by a white bottle or background, and a rainbow of five colors across the top of the label as a backdrop to the distinctive Solaray logo.

        KAL®.    KAL started in Southern California in 1932 as one of the first nutritional supplement lines in the United States. Although KAL's first products were in powdered form, KAL soon shifted its focus to tableted products that are generally more economical than capsules as a delivery form and which allow for fewer units per dose than encapsulated products. KAL was one of the first companies to introduce MSM, NADH and a complete line of colostrum products. KAL also recently launched a line of effervescent drink mixes under the mark Fizz C™ and a number of products that use a unique Gumlet™ chewable delivery form. KAL's brand packaging consists of a white bottle or background and includes the circular red and black KAL logo as a prominent feature on the principal display panel.

        NaturalMax®.    NaturalMax, Inc. ("NaturalMax") launched in 1995 in connection with the KAL acquisition in order to promote certain KAL products. The NaturalMax product line includes diet products (with diet plans) as well as energy and women's health products. The NaturalMax brand uses tablets, softgels, capsules, powders and liquids, depending on the most desired form for a particular product. The packaging of NaturalMax products includes the distinctive red NaturalMax logo.

        Premier One®.    Premier One began in July 1984 in Omaha, Nebraska as one of the first product lines devoted entirely to natural, nutritional supplements derived from bee products. The Premier One brand uses various delivery forms, each chosen for its particular benefits, including capsules, chewable wafers, granules, tinctures and products in a honey base. Royal Jelly in Honey is one of Premier One's most popular products. Some of Premier One's other popular products include Raw Energy, an energy product that includes royal jelly, bee pollen and a variety of herbs, and BeeFense, a product that includes bee propolis and echinacea. Premier One's brand packaging includes a distinctive logo of a bee-harvesting scene in a mountain setting, with gold highlights on the label.

        VegLife®.    VegLife began in 1992 as a product line under the Solaray brand. The goal was to create a line of products that would be suitable for strict vegetarians who avoid any animal-derived ingredients, including gelatin capsules. VegLife was among the first to introduce a line of nutritional supplements using a cellulose-based capsule with substantially equivalent characteristics to traditional gelatin capsules. Vegetarian consumers showed substantial interest in this product line, so the Company established it as a separate brand in 1995 in order to focus on the development of a full line of vegetarian products. The VegLife team scrutinizes every element of each product developed, as well as the materials used in formulation, to help ensure that strict vegetarian standards are met. The VegLife brand includes primarily encapsulated products, but also includes a soy-based protein drink supplement sold under the trademark Peaceful Planet, as well a recently introduced drink mix, The Supreme Meal™. VegLife's brand packaging includes a distinctive green and blue label, as well as a logo with an attractive depiction of a budding plant.

        Sunny Green™.    The Company's line of green supplements was launched in April 1997. This brand, now known as Sunny Green, remains focused on chlorophyll-laden "green foods," such as algae (including chlorella, spirulina and blue green algae) and cereal grasses (including barley and wheat grass). These products are currently offered in tablet forms and drink mixes. Sunny Green's brand packaging includes a distinctive Sunny Green logo and a label with green borders and accents.

        Natural Sport®.    Natural Sport launched in September 1998. The Natural Sport brand is focused on all-natural sport supplements for serious athletes and also individuals who exercise for fitness, improved health or weight management. Natural Sport's packaging includes a distinctive Natural Sport logo in black and white, as well as blue lids and a label with an attractive blue swath running up one side of the front panel.

        Action Labs®.    Action Labs started in 1989 with a focus on men's and women's specialty supplements and diet and energy products. The Company acquired this brand late in fiscal 1998. The Action Labs brand has a relatively strong presence on the East Coast. The packaging of Action Labs products includes the distinctive Action Labs logo and brightly colored text.

        ActiPet®.    ActiPet launched in May of 2000 after more than two years of research and development. This premium line of pet supplements was developed to cater to the growing segment of pet owners. ActiPet products are made with high quality, natural ingredients. The packaging includes an attractive ActiPet logo with signature paw print; dog formulas showcase a dog photo on bright blue labels and cat formulas use maroon labels with a cat photo—both with coordinating colored lids.

        Thompson®.    Thompson started in 1932 and offers a complete supplement line of vitamins and minerals. The Company acquired Thompson in May of 2000 and relaunched the brand in November of 2000. Thompson offers a simple, high quality line of 240 products with "Everyday Value Pricing." Thompson's packaging includes highly-visible product names on bright, grape-colored labels. The Thompson logo is prominently displayed in a band of yellow, gold or green, depending on the product category.

        Woodland Publishing™.    Woodland Publishing started in 1975 as one of the first publishers solely dedicated to the natural health field. Woodland Publishing introduces several new titles every year and currently has more than 190 titles in print, Woodland Publishing continues to be a pioneer in the natural health field.

        Healthway®.    Healthway, which began in 1958, was acquired in 1995 as part of the KAL acquisition. The goal of Healthway is to offer high quality products from around the world and offer them to the consumer.

        The Company also acts as a distributor to the Healthy Foods Channel for certain third-party brands. These third-party brands currently include Ultimate Nutrition®, a sports and exercise line of supplements, and Trout Lake Farm®, a line of bulk organic herbs.

Research and Development; Quality Control

        The Company has a commitment to research and development and to introducing innovative products to correspond with consumer trends and scientific research. The Company believes that product quality and innovation are fundamental to its long-term growth and success. Through its research and development efforts, the Company seeks to (i) test the safety, purity and potency of products, (ii) develop more effective and efficient means of producing ingredients for use in products, (iii) develop testing methods for ensuring and verifying the consistency of the dosage of ingredients included in the Company's products, (iv) develop new, more effective product delivery forms, and (v) develop new products either by combining existing ingredients used in nutritional supplements or identifying new ingredients that can be used in nutritional supplements. The Company's efforts are designed to lead not only to the development of new and improved products, but also to ensure effective manufacturing quality control measures.

        The Company has entered into a cooperative arrangement with Weber State University in Ogden, Utah through which, among other things, the university provides the Company with access to certain laboratory space and equipment. The university has assigned one faculty member as a project director to coordinate projects undertaken at the university facility. The Company also conducts research and development in Company-owned facilities. The Company currently employs various professionals in research and development and quality control with degrees in, among other things, chemistry, microbiology and engineering and, in many cases, these professionals have also received training in natural health food products. In addition, the Company retains the services of outside laboratories from time to time to validate its product standards and manufacturing protocols.

        The Company's quality control program seeks to ensure the superior quality of the Company's products and that they are manufactured in accordance with current Good Manufacturing Practices ("GMP"). The Company's processing methods are monitored closely to ensure that only quality ingredients are used and to ensure product purity. The Company retains the services of an outside GMP auditor firm to assist in its efforts to comply with GMPs.

Marketing and Sales

        The Company believes that its marketing and sales efforts help to promote demand for its products by educating retailers, who in turn educate their customers, as to the quality and attributes of its natural vitamin, mineral and herbal nutritional supplements and the wide range of its products. The Company's branded products are currently sold in the United States in the Healthy Foods Channel. Unlike many of its competitors, the Company does not sell its branded products in the United States to mass market retailers, but instead focuses on sales to the Healthy Foods Channel. The Company believes that its products are attractive to retailers in the Healthy Foods Channel due to factors such as the strength of its brand names, the breadth of its product offerings, the quality and potency of its products and the availability of service, sales support and educational materials. The Company has developed an Internet site (http://www.nutraceutical.com) that provides information about the Company's portfolio of branded lines and the various products within the brand.

        The Company employs a sales force dedicated to the Healthy Foods Channel. The Company's sales representatives regularly visit each assigned health and natural food store in their respective areas to assist in the solicitation of orders for products and provide related product sales assistance. The Company monitors and periodically updates its payment structure for its sales force in order to ensure that appropriate incentives are provided for sales growth. The Company also sells products directly to certain retailers through its telephone customer service organization. Action Labs and Thompson products are sold through distributors and supported by its telephone customer service organization. The Company has organized its marketing and sales force under a subsidiary company, NutraBrands, Inc.

        The Company's marketing efforts are focused on product development, in-store marketing support and educating retailers to enhance their knowledge and awareness of its products and to enable them to then educate their customers about the Company's products. The Company's marketing efforts are designed to foster relationships with the Company's customers in the Healthy Foods Channel and to increase retailer and consumer awareness of the Company's products.

        Au Naturel, Inc. was formed in fiscal 1995 for the purpose of marketing and/or selling the Company's branded products internationally through various subsidiaries or branches (collectively "Au Naturel"). During fiscal 2002, Au Naturel marketed products to distributors and other customers in over 40 countries. Au Naturel markets domestic branded products as well as custom formulations of its domestic branded products; many of its products must meet the specific product formulation and labeling requirements of the relevant foreign country. In most foreign markets, Au Naturel sells to local distributors. However, in certain foreign markets (including Canada, the United Kingdom and Japan), Au Naturel markets and sells its products directly to retailers.

        Monarch Nutritional Laboratories and Great Basin Botanicals market bulk materials. Marketing and sales for bulk materials are conducted domestically through a separate sales force and internationally directly to manufacturers and through distributors.

Manufacturing

        The Company's manufacturing process generally consists of the following operations (i) sourcing ingredients for products, (ii) warehousing raw ingredients, (iii) measuring ingredients for inclusion in such products, (iv) blending ingredients into a mixture with a homogeneous consistency and (v) encapsulating, tableting or pouring the blended mixture into the appropriate dosage form using either automatic or semiautomatic equipment. The next step, bottling and packaging, involves placing the product in packaging with appropriate tamper-evident features and sending the packaged product to a distribution point for delivery to retailers. The Company places special emphasis on quality control and conducts inspections throughout the manufacturing process, including raw material verification, homogeneity testing, weight deviation measurements and package quality sampling. See "Business—Research and Development; Quality Control."

        The Company manufactured over 85% of its products in fiscal 2002, based on net sales. By manufacturing the majority of its own products, the Company believes it maintains better control over product quality and availability while also reducing production costs. The Company's manufacturing operations are performed in its facilities located in the greater Ogden, Utah area. The Company also has a working relationship with numerous outside manufacturers, including certain softgel manufacturers, and packagers and utilizes these outside sources from time to time. The Company does not have any material backlogs. The Company has organized its manufacturing operations under a subsidiary company, NutraPure, Inc.

        Monarch Nutritional Laboratories and Great Basin Botanicals source raw material components, provide contract grinding and milling services, manufacture bulk materials and supply these to the Company and other marketers of nutritional supplements, including, in certain cases, competitors of the Company.

Management Information and Communication Systems

        The Company uses customized computer software systems, as well as commercially packaged software for handling order entry and invoicing, manufacturing, inventory management, shipping, warehouse operations, customer service inquiries, accounting operations and management information. These systems provide product delivery and order information. The Company believes that these systems have improved operating efficiencies and customer service. In addition, the Company has installed an advanced telephone communication system.

Materials and Suppliers

        The Company employs a purchasing staff that works with marketing, product development, formulations and quality control personnel to source raw materials for products as well as other items purchased by the Company. Raw materials are sourced principally from the United States, Europe and China. Raw materials used by the Company are available from a variety of suppliers and no one supplier accounted for more than 10% of the Company's total raw material purchases in fiscal 2002. The Company seeks to mitigate the risk of the shortage of raw materials through its relationships with its principal suppliers, including identification of alternative suppliers for the same, or similar, raw materials where available. The Company also manufactures bulk materials to allow more extensive vertical integration and to improve the quality and consistency of raw materials.

Distribution

        The Company ships the majority of its products directly to retailers via Federal Express and UPS. Shipments are made from the Company's distribution facilities in Ogden, Utah. The Company's distribution efforts are focused on ensuring priority service to the Company's customers. The Company has organized its domestic distribution operations under a subsidiary company, NutraForce, Inc. The Company also operates a smaller distribution facility in Langley, British Columbia for Canadian sales and has a contract with a fulfillment center in the United Kingdom.

Government Regulation

        The formulation manufacturing, packaging, labeling, advertising, distribution and sale (hereafter, "sale" or "sold" may be used to signify all of these activities) of dietary supplements such as those sold by the Company are subject to regulation by one or more federal agencies, principally the Food and Drug Administration (the "FDA") and the Federal Trade Commission (the "FTC"), and to a lesser extent the Consumer Product Safety Commission and United States Department of Agriculture. The Company's activities are also regulated by various governmental agencies for the states and localities in which the Company's products are sold, as well as by governmental agencies in certain countries outside the United States in which the Company's products are sold. Among other matters, regulation by the FDA and FTC is concerned with product safety and claims made with respect to a product's ability to provide health-related benefits.

        Federal agencies, primarily the FDA and FTC, have a variety of procedures and enforcement remedies available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labeling or advertising, requiring consumer redress (for example, requiring that a company offer to repurchase products previously sold to consumers), seeking injunctive relief or product seizures, imposing civil penalties or commencing criminal prosecution. In addition, certain state agencies have similar authority. These federal and state agencies have in the past used these remedies in regulating participants in the dietary supplements industry, including the imposition by federal agencies of civil penalties in the millions of dollars against a few industry participants. There can be no assurance that the regulatory environment in which the Company operates will not change or that such regulatory environment, or any specific action taken against the Company, will not result in a material adverse effect on the Company. In addition, increased sales of, and publicity about, dietary supplements may result in increased regulatory scrutiny of the dietary supplements industry.

        The Dietary Supplement Health and Education Act ("DSHEA") was enacted in 1994, amending the Federal Food, Drug and Cosmetic Act. The Company believes DSHEA is generally favorable to consumers and to the dietary supplement industry. DSHEA establishes a statutory class of "dietary supplements," which includes vitamins, minerals, herbs, amino acids and other dietary ingredients for human use to supplement the diet. Dietary ingredients on the market as of October 15, 1994 do not require the submission by the manufacturer or distributor to the FDA of evidence of a history of use or other evidence of safety establishing that the ingredient will reasonably be expected to be safe, but a dietary ingredient which was not on the market as of October 15, 1994 may need to be the subject of such a submission to FDA at least 75 days before marketing. Among other things, DSHEA prevents the FDA from regulating dietary ingredients in dietary supplements as "food additives" and allows the use of statements of nutritional support on product labels. The FDA has issued proposed and final regulations in this area and indicates that further guidance and regulations are forthcoming.

        The FDA has issued a proposal to regulate the sale of products containing the herb "ma huang" (also known as ephedra), a natural ingredient that contains a small percentage of ephedrine alkaloids. Various states and localities also have proposed or adopted restrictions on the sale of ephedra.

        The Drug Enforcement Administration ("DEA") has issued proposed regulations governing the sale of products containing ephedrine alkaloids because of concerns by the DEA that these products may be used in the illegal manufacture of methamphetamines. These proposed regulations would require that certain manufacturers, distributors and retailers who carry covered products register with the DEA and comply with certain requirements. The proposed regulations exempt from registration any products containing 2% or less by weight of ephedrine alkaloids. As of September 30, 2002, all of the Company's products which contain ephedrine alkaloids had 2% or less by weight of ephedrine alkaloids. However, there can be no assurance that the DEA will not modify its proposal or take a more aggressive stance such that some of the Company's products, as well as certain of the Company's customers, might be subject to registration and other requirements. It is possible such a regulation could have a material adverse effect on the Company.

        The Company suspended sales of products containing ephedra extracts (but not its remaining products containing ephedra) in fiscal 2002. The Company will continue to monitor and review the regulatory and business environment as it considers whether the category remains viable. Products containing ephedra extracts accounted for less than 0.2% of the Company's fiscal 2002 net sales. See "Business—Risks Associated with Products Containing Ephedra." See "Legal Proceedings."

        In recent months there have been news reports regarding actions by government agencies in various countries about products containing the herb "Piper methysticum" (also known as kava), a natural ingredient that has been used for centuries as a ceremonial and communal drink in the islands of the South Pacific. Reports of liver-related risks associated with the use of kava have prompted regulatory agencies in countries including Germany, Switzerland, France, Canada and the United Kingdom to take actions ranging from warning consumers about the potential risks of kava to removing kava-containing products from the marketplace. In the United States, the FDA has issued a Consumer Advisory indicating that although liver damage appears to be rare with the dietary use of kava, the FDA believes consumers should be informed of the potential risk of liver damage. The FDA has indicated that it is continuing its investigation into the relationship, if any, between the use of kava-containing dietary supplements and liver injury. The FDA's investigation includes attempting to determine a biological explanation for the relationship and to identify the different sources of kava in the U.S. and Europe. The FDA has indicated that it will alert consumers, and if warranted, take additional action as more information becomes available.

        The Company recently discontinued sales of products containing kava. Products containing kava accounted for less than 0.25% of the Company's fiscal 2002 net sales. See "Business—Risks Associated with Products Containing Kava."

        In November 1998, the FTC announced new advertising guidelines specifically for the dietary supplement industry, entitled "Dietary Supplements: An Advertising Guide for Industry." These guidelines reiterate many of the policies the FTC has previously announced over the years, including requirements for substantiation of claims made in advertising about dietary supplements.

        The FDA has announced its intent to issue proposed Good Manufacturing Practices regulations for the dietary supplement industry. The FDA has published the industry's proposed GMP guidelines, but has not yet published its own proposed regulations for public comment.

        The sale of the Company's products in countries outside the United States is regulated by the governments of those countries. The Company's plans to commence or expand sales in those countries may be prevented or delayed by such regulation. While compliance with such regulation is generally undertaken by the Company's international distributors, the Company assists with such compliance and in many cases may be liable if a distributor fails to comply. These distributors are independent contractors over whom the Company has limited control. In certain countries, the Company distributes its products through its own subsidiary or branch; in these countries the Company retains responsibility for compliance with all applicable regulations.

        As a result of the Company's efforts to comply with applicable statutes and regulations, the Company has from time to time reformulated, eliminated or relabeled certain of its products and revised certain provisions of its marketing and sales program. The Company cannot predict the nature of any future laws, regulations, interpretations or applications, nor can it determine what effect such additional regulation, when and if it occurs, would have on its business in the future. Such additional regulation could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products, additional record keeping, expanded documentation of the properties of certain products, revised, expanded or different labeling and/or additional scientific substantiation. Any or all of such requirements could have a material adverse effect on the Company.

Competition

        The VMS Industry is highly competitive. The Company's principal competitors in the Healthy Foods Channel include a number of large, nationally known manufacturers (such as Country Life, Enzymatic Therapy, NBTY, Natrol, Nature's Plus, Nature's Way, Now Foods, Solgar and Twinlab) and many smaller manufacturers and distributors of nutritional supplements. Certain of the Company's principal competitors are larger than the Company, have greater access to capital and may be better able to withstand volatile market conditions within the VMS Industry. Moreover, because the VMS Industry generally has low barriers to entry, additional competitors enter the market regularly.

        Private label products of the Company's customers also provide competition to the Company's products. For example, a substantial portion of GNC's vitamin and mineral supplement offerings are offered under GNC's own private label. Whole Foods, Wild Oats, Vitamin Shoppe and many health and natural food stores also sell a portion of their supplement offerings under their own private labels. The Thompson line has been positioned to meet the needs of the Company's customers in this area.

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

        Although the Company does not compete in the mass market retail channel of distribution, it is possible that as increasing numbers of companies sell nutritional supplement products in the mass market channels (such as Leiner, Nature Made, NBTY, Rexall and Weider), these product offerings may affect sales in the Healthy Foods Channel. The Company also competes with distributors that sell products to the Healthy Foods Channel as well as the mass market retail channel (such as Nature's Best, Select Nutrition, Tree of Life and United Natural Foods). In addition, several major pharmaceutical companies continue to offer nutritional supplement lines in the mass market, including American Home Products (Centrum) and Bayer (One-A-Day). Some of these nutritional supplements purport to use proprietary manufacturing techniques or delivery forms. Moreover, pharmaceutical companies offer prescription and over-the-counter products that are or may be competitive with nutritional supplements, particularly with regard to certain categories of products. Many of these companies have substantially greater financial and other resources than the Company. In that regard, although the VMS Industry to date has been characterized by many relatively small participants, there can be no assurance that additional national or international companies (which may include additional pharmaceutical companies or additional suppliers to mass merchandisers) will not seek in the future to enter or to increase their presence in the VMS Market.

Intellectual Property

        The Company owns more than 100 trademarks that have been registered with the United States Patent and Trademark Office and has filed applications to register additional trademarks. In addition, the Company claims domestic trademark and service mark rights in numerous additional marks used by the Company. The Company owns a number of trademark registrations in countries outside the United States. The Company regards its trademarks and other proprietary rights as valuable assets and believes they make a significant positive contribution to the marketing of its products.

        The Company protects its legal rights concerning its trademarks by appropriate legal action. The Company relies on common law trademark rights to protect its unregistered trademarks. Common law trademark rights do not provide the Company with the same level of protection as afforded by a United States federal registration of a trademark. In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used, while a United States federal registration of a trademark enables the registrant to stop the unauthorized use of the trademark by any third party anywhere in the United States, even if the registrant has never used the trademark in the geographic area wherein the unauthorized use is being made (provided, however, that an unauthorized third-party user has not, prior to the registration date, perfected its common law rights in the trademark in that geographic area). The Company has registered and intends to register certain trademarks in certain limited jurisdictions outside the United States where the Company's products are sold. However, the protection available in such jurisdictions may not be as extensive as the protection available to the Company in the United States, and many such jurisdictions do not recognize common law trademark rights, further limiting the Company's rights in such jurisdictions. Furthermore, the Company may not register all or even some of its trademarks in every country in which it conducts business or intends to conduct business. The lack of such registrations and the difficulty and expense of enforcing intellectual property rights in jurisdictions outside the United States may cause the Company to incur additional expenses.

        The Company owns one U.S. patent and has filed one additional U.S. patent application. The Company sells a number of products that include patented ingredients. It purchases these ingredients from parties that the Company believes have the right to manufacture and/or sell the same to the Company. However, there are a large number of patents that have been granted or applied for in the dietary supplement industry, and there may be an increased possibility that third parties will seek to compel the Company and its competitors to purchase their patented ingredients or file infringement actions. The cost of these patented ingredients is typically higher than the cost of non-patented ingredients.

        The Company is currently involved in various patent and trademark cases that have arisen in the normal course of business; see "Legal Proceedings."

Employees

        At September 30, 2002, the Company employed approximately 573 full-time and approximately 112 part-time employees, or approximately 627 full-time equivalent employees. None of the Company's employees is represented by a collective bargaining unit. The Company believes that it has a good relationship with its employees.

Risk Factors

        In addition to the other information contained in this Form 10-K, the following factors should be considered in evaluating whether to buy, sell, or hold common stock of the Company ("Common Stock"):

        Risks Associated with Government Regulation.    The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of dietary supplements such as those sold by the Company are subject to regulation by a number of federal, state, local, and foreign agencies, principally, the FDA and the FTC. Among other matters, such regulation is concerned with product safety and claims made with respect to a product's ability to provide health-related benefits. Such agencies have a variety of procedures and enforcement remedies available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labeling or advertising, requiring consumer redress (for example, requiring that a company offer to repurchase products previously sold to consumers), seeking injunctive relief or product seizures imposing civil penalties or commencing criminal prosecution. Federal and state agencies have in the past used these remedies in regulating participants in the dietary supplements industry, including the imposition by federal agencies of civil penalties in the millions of dollars against a few industry participants. In addition, publicity related to dietary supplements may result in increased regulatory scrutiny of the nutritional supplements industry. There can be no assurance that the regulatory environment in which the Company operates will not change or that such regulatory environment, or any specific action taken against the Company, will not result in a material adverse effect on the Company. Additional proceedings, issues and factors are outlined under "Business—Government Regulation" and under "Legal Proceedings." There can be no assurance that a state will not interpret claims presumptively valid under federal law as illegal under that state's regulations, or that future FDA regulations or FTC decisions will not restrict the permissible scope of such claims. Additionally, there can be no assurance that such proceedings or investigations or any future proceedings or investigations will not have a material adverse effect on the Company.

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

        Risks Associated with Competition.    The VMS Industry is highly competitive. Certain of the Company's principal competitors are larger than the Company, have greater access to capital and may be better able to withstand volatile market conditions within the VMS Industry. Moreover, because this industry generally has low barriers to entry, additional competitors could enter the market at any time. Private label products of the Company's customers also provide competition to the Company's products. In addition, several major pharmaceutical companies, all of whom have substantially greater financial and personnel resources than the Company, continue to introduce and market prescription and over-the-counter drugs that compete or may compete (or may be perceived to compete) with nutritional supplements, as well as their own lines of nutritional supplements. Although the Company does not compete in the mass market retail channel of distribution, it is possible that as increasing numbers of companies sell nutritional supplement products in the mass market channels, these product offerings may affect sales in the Healthy Foods Channel. In that regard, although the VMS Industry to date has been characterized by many relatively small participants, there can be no assurance that additional national or international companies (which may include additional pharmaceutical companies or additional suppliers to mass merchandisers) will not seek in the future to enter or to increase their presence in the VMS Market. Increased competition in the VMS Market could have a material adverse effect on the Company. See "Business—Competition."

        Risks Associated with Business Strategy Implementation.    Implementation of the Company's business strategy is subject to risks and uncertainties, including certain factors that are within the Company's control and other factors that are outside of the Company's control. In addition, certain elements of the Company's business strategy, notably the acquisition of complementary businesses or product lines, could result in significant expenditures of cash and management resources. See "Business—Risk Associated with Acquisitions." Finally, implementation of the Company's business strategy is subject to risks associated with market and competitive conditions. See "Business—Competition" and "Business—Industry Slowdown; No Assurance of Future Industry Growth."

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

        Risk of Limited Supply Sources; Dependence on Foreign Suppliers.    The Company believes that its continued success will depend upon the availability of raw materials that permit the Company to meet its labeling claims, quality control standards and desire for unique ingredients. Due to issues relating to quality or third-party intellectual property rights, a number of the Company's branded products contain one or more ingredients that may only be available from a single source or supplier. In addition, the supply of herbal products is subject to the same risks normally associated with agricultural production, such as climatic conditions, insect infestations and availability of manual labor or equipment for harvesting. Any significant delay in or disruption of the supply of raw materials could substantially increase the cost of such materials, could require product reformulations, the qualification of new suppliers and repackaging and could result in a substantial reduction or termination by the Company of its sales of certain products, any of which could have a material adverse effect upon the Company. Accordingly, there can be no assurance that the disruption of the Company's supply sources will not have a material adverse effect on the Company. Although the Company acquires the majority of its raw materials from domestic suppliers, the ingredients of a number of the Company's products include one or more ingredients that originate outside of the United States. The Company's business is therefore subject to the risks generally associated with doing business outside the United States, such as delays in shipments, embargoes, changes in economic and political conditions, tariffs, foreign exchange rates and trade disputes. The Company's business is also subject to the risks associated with the enactment of United States and foreign legislation and regulations relating to imports and exports, including quotas, duties, taxes or other charges or restrictions that could be imposed upon the importation of products into the United States. See "Business—Materials and Suppliers." These factors could result in a delay in or disruption of the supply of certain raw materials and could have the consequences described above, any of which could have a material adverse effect on the Company.

        Risks Associated with International Markets.    The Company's continued growth is dependent in part upon its ability to expand its operations into new markets, including international markets. The Company may experience difficulty entering new international markets due to greater regulatory barriers, the necessity of adapting to new regulatory systems and problems related to entering new markets with different cultural bases and political systems. Operating in international markets exposes the Company to certain risks, including, among other things: (i) changes in or interpretations of foreign regulations that may limit the Company's ability to sell certain products or repatriate profits to the United States, (ii) exposure to currency fluctuations, (iii) the potential imposition of trade or foreign exchange restrictions or increased tariffs and (iv) political instability. As the Company continues to expand its international operations, these and other risks associated with international operations are likely to increase. See "Business—General."

        Risks Associated with Red Yeast Rice Products.    As referenced in the Company's previous filings, in June 2001, the Company received a warning letter from the FDA related to certain products that contain "red yeast rice." The Company and the FDA have exchanged correspondence subsequently. The FDA has asserted that, among other things, these products (as well as all products that contain a substance known as "lovastatin") are subject to regulation as drugs and are misbranded. The Company has stated its disagreement with the FDA's position, has revised the labeling of its products and has discontinued one of the products. The Company is aware that the FDA has written to at least one of its customers related to the Company's red yeast rice products and that the FDA has also written to other manufacturers and marketers. There can be no assurance that the FDA will respond to the Company's efforts cooperatively or will not bring regulatory actions against the Company or its products. Any of these actions could have a material adverse effect on the Company. See "Business—Risks Associated with Government Regulation" and "Business—Government Regulation."

        Risks Associated with Products Containing Ephedra.    A few of the Company's products contain the whole herb "ma huang" (also known as ephedra). In the past, the Company may have also sold products that contained ephedra extracts. Ephedra has been the subject of adverse publicity in the United States and other countries relating to alleged harmful or adverse effects. A number of the Company's competitors are defendants in lawsuits involving the consumption of products containing ephedrine alkaloids, and the Company is a defendant in one such lawsuit. See "Legal Proceedings." The FDA, DEA and a number of state and local governments have proposed or issued restrictions on products containing ephedra. The Company's current liability insurance policy excludes claims arising from products containing ephedra. There can be no assurance that any future claims or litigation against the Company related to products containing ephedra will be covered by insurance or that insurance coverage will be adequate. Claims not covered by insurance, or in excess of policy limits, could have a material adverse effect on the Company. In addition, one or more large punitive damage awards, which are generally not covered by insurance, could have a material adverse effect on the Company. There can be no assurance that the Company will not be a defendant in future additional product liability claims or lawsuits related to products containing ephedra or ephedra extracts. Further, the costs of defense and amount of such claims or any resulting awards or judgments could have a material adverse effect on the Company. See "Business—Risks Associated with Government Regulation," "Business—Risks Associated with Insurance Coverage" and "Business—Government Regulation."

        Risks Associated with Products Containing Kava.    Until recently, a number of the Company's products contain the herb "Piper methysticum" (also known as kava). Kava has been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects. See "Government Regulation." The Company's current liability insurance policy excludes claims arising from products containing kava. There can be no assurance that the Company will not be a defendant in future claims or lawsuits related to products containing kava. Further, the costs of defense and amount of such claims or any resulting awards or judgments could have a material adverse effect on the Company. See "Business—Risks Associated with Government Regulation," "Business—Government Regulation."

        Risks Associated with Insurance Coverage.    The Company carries insurance coverage in the types and amounts that management considers reasonably adequate to cover the risks it faces in the industry in which it competes. However, there can be no assurance that the Company's financial resources and insurance coverage will be adequate to cover all losses which the Company may incur in future periods or that coverage will be available for all of the types of claims the Company faces or may face: for example, punitive damages are not insurable in many states. Additionally, there can be no assurance that such insurance will continue to be available at a reasonable cost. As an example, the Company's current liability policy excludes claims related to products containing ephedra or kava, as well as additional ingredients. There can be no assurance that the Company will not be subject to lawsuits with respect to its products containing excluded ingredients. If insurance coverage is inadequate or unavailable, claims that exceed coverage or are not covered could have a material adverse effect on the Company. See "Business—Risks Associated with Products Containing Ephedra."

        Risks Associated with Absence of Clinical Studies and Scientific Review; Effect of Publicity.    While the Company conducts extensive quality control testing on its products, the Company does not regularly conduct or sponsor clinical studies on its products. The Company's products consist of vitamins, minerals, herbs and other ingredients that the Company regards as safe when taken as suggested by the Company. However, because the Company is highly dependent upon consumers' perception of the safety and quality of its products as well as similar products distributed by other companies (which may not adhere to the same quality standards as the Company), the Company could be adversely affected in the event any of the Company's products, or any similar products distributed by other companies, should prove or be asserted to be harmful to consumers. In addition, because of the Company's dependence upon consumer perceptions, adverse publicity associated with illness or other adverse effects resulting from consumers' failure to consume the Company's products as suggested by the Company or other misuse or abuse of the Company's products or any similar products distributed by other companies could have a material adverse effect on the Company.

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

        Risks Associated with Acquisitions.    The Company has completed various acquisitions, including the Solaray acquisition, since 1993 and expects to pursue additional acquisitions in the future as a key component of the Company's business strategy. See "Business—General." There can be no assurance that attractive acquisition opportunities will be available to the Company, that the Company will be able to obtain financing for or otherwise consummate any future acquisitions or that any acquisitions which are consummated will prove to be successful. Moreover, acquisitions involve numerous risks, including the risk that the acquired business will not perform in accordance with expectations, difficulties in the integration of the operations and products of the acquired businesses with the Company's other businesses, the diversion of management's attention from other aspects of the Company's business, the risks associated with entering geographic and product markets in which the Company has limited or no direct prior experience and the potential loss of key employees of the acquired business. The acquisition of another business can also subject the Company to liabilities and claims arising out of such business. In addition, future acquisitions would likely require additional financing, which would likely result in an increase in the Company's indebtedness or the issuance of additional capital stock which could be dilutive to holders of Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

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

        Risks Associated with Third-Party Intellectual Property Rights and Proprietary Techniques.    Although the nutritional supplement industry has historically been characterized by products with naturally occurring ingredients in pill or tablet form, recently it is becoming more and more common for suppliers and competitors to apply for patents or develop proprietary technologies and processes. Although the Company seeks to ensure that it does not infringe the intellectual property rights of others, there can be no assurance that third parties will not assert intellectual property infringement claims against the Company. To the extent that these developments prevent the Company from offering or supplying competitive products or ingredients in the marketplace, or result in litigation or threatened litigation against the Company related to alleged or actual infringement of third-party rights, these developments could have a material adverse effect on the Company. See "Business—Intellectual Property."

        Risks Associated with Litigation.    The Company is party to a number of lawsuits that arise in the normal course of business and may become party to others. The possibility of such litigation, and its timing, is in large part outside the control of the Company. While none of the current lawsuits in which the Company is involved appear to management to be material as of the date of this filing, it is possible that future litigation could arise, or developments could occur in existing litigation, that could give rise to the potential for material adverse effects on the Company. See "Legal Proceedings."

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

Item 2. Properties.

        The following table describes the principal properties of the Company as of December 2, 2002:

Purpose	Location	Square Footage
Rapid Response Center ("RRC")(1)	Ogden, Utah	315,000
Transitional storage	Ogden, Utah	42,836
New executive, marketing and sales offices (under remodel)(2)	Park City, Utah	31,340
Brand manufacturing(2)	Ogden, Utah	31,230
Bulk manufacturing	Ogden, Utah	20,800
Neighborhood natural food markets	San Francisco, California	19,250
Woodland Publishing	Lindon, Utah	12,820
Marketing and sales offices	Park City, Utah	10,446
Produce warehouses	San Francisco, California	6,400
Executive offices	Park City, Utah	6,103
Powder and liquid manufacturing	Ogden, Utah	5,000
Canadian distribution	Langley, British Columbia	2,817
Research, development and quality control	Ogden, Utah	1,813
United Kingdom marketing and sales offices	Brighton, United Kingdom	715

(1)
The RRC is the central facility where the Company is, and has been, consolidating operations. RRC currently includes raw materials, manufacturing, packaging, distribution and offices.

(2)
These two properties are owned by the Company. The Company leases all other properties identified above.

Item 3. Legal Proceedings.

        As discussed in other filings and elsewhere in this Form 10-K, the Company is subject to regulation by a number of federal, state and foreign agencies and is involved in various legal matters arising in the normal course of business.

        The Company carries insurance coverage in the types and amounts that management considers reasonably adequate to cover the risks it faces in the industry in which it competes. However, the Company's current liability policies exclude claims related to products containing ephedra or kava, as well as other ingredients, and contain other exclusions or limitations. See "Business—Risks Associated with Products Containing Ephedra," "Business—Risks Associated with Products Containing Kava," and "Business—Risks Associated with Insurance Coverage."

        The Company has recently been named as a defendant, along with three other parties, in a lawsuit relating to the consumption of these other products and one of the Company's products containing ephedra (ma huang) extract. The Company intends to vigorously defend this lawsuit. The Company has liability insurance, which covers the legal defense costs and potential award for this lawsuit, subject to applicable policy limits, terms and exclusions. It is premature for the Company to estimate a potential loss, if any, arising from this lawsuit.

        In the opinion of management, the Company's liability, if any, arising from individual regulatory and legal proceedings in which it is involved is not expected to have a material adverse effect on the Company. However, the aggregate liability of the Company arising from regulatory and legal proceedings related to these matters could have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security-Holders.

        None.

Item 4A. Executive Officers of the Registrant.

        The following table sets forth certain information concerning the executive officers of Nutraceutical International Corporation:

Name	Age	Position
Frank W. Gay II	57	Director, Chairman of the Board and Chief Executive Officer
Bruce R. Hough	48	President
Jeffrey A. Hinrichs	45	Director, Executive Vice President, Chief Operating Officer and Secretary
Gary M. Hume	53	Executive Vice President
Leslie M. Brown, Jr.	38	Senior Vice President, Finance, Chief Financial Officer and Assistant Secretary
Stanley E. Soper	39	Vice President, Legal Affairs and Assistant Secretary
Cory J. McQueen	33	Vice President and Controller

        Frank W. Gay II has served as the Chairman of the Board of Directors of the Company since its inception and as Chief Executive Officer since 1994. Mr. Gay has been a partner of F.W. Gay & Sons, a private equity investment group, from 1967 to present. Mr. Gay received a master's degree in business administration from Harvard Business School.

        Bruce R. Hough was made President of the Company in 1994. Prior to joining the Company, Mr. Hough acted as a consultant from 1991 to 1993 and as President of Keystone Communications, a telecommunications firm, from 1987 to 1991. Mr. Hough received an associates degree from Ricks College.

        Jeffrey A. Hinrichs has served as Executive Vice President and Chief Operating Officer of the Company since 1994, and as a member of the Board of Directors since 1998. Prior to joining the Company, Mr. Hinrichs served as President of Solaray from 1993 to 1994 and as Chief Financial Officer, and in other management positions, with Solaray from 1984 to 1993. Mr. Hinrichs received a bachelor of science degree from Weber State University.

        Gary M. Hume has served as Executive Vice President of the Company since September 1999. Prior to joining the Company, Mr. Hume was President and CEO of Murdock Madaus Schwabe (Nature's Way) from 1995 to 1999. Prior to joining Nature's Way, Mr. Hume was President of Tree of Life's Southwest Division for over twenty years. Mr. Hume received a bachelor of arts degree from Southwestern Union College.

        Leslie M. Brown, Jr. joined the Company in January 1995 as Vice President and Controller. Mr. Brown became Senior Vice President, Finance and Chief Financial Officer in October 1997. Prior to joining the Company, he was employed by Price Waterhouse LLP. Mr. Brown received a master's degree in accounting from Brigham Young University and is a Certified Public Accountant.

        Stanley E. Soper joined the Company in 1997 as Vice President, Legal Affairs. Mr. Soper left the Company in August 1999. From September 1999 until March 2001, Mr. Soper was Founder and Senior Vice President of MyCounsel.com. He rejoined the Company in his previous position in March 2001. Mr. Soper was in private law practice from 1991 to 1997, most recently with Holland & Hart LLP. Mr. Soper received a J.D. from Yale Law School.

        Cory J. McQueen joined the Company in March 1995 as Assistant Controller. Mr. McQueen became Controller in October 1997 and was appointed Vice President in February 2001. Prior to joining the Company, he was employed by Price Waterhouse LLP. Mr. McQueen received a master's degree in accounting from the University of Utah and is a Certified Public Accountant.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.

Market Information

        The Company's Common Stock is traded on the Nasdaq National Market (the "NNM") under the symbol "NUTR." The Common Stock commenced trading on NNM on February 20, 1998 upon completion of its initial public offering (the "Offering"). The following table sets forth the high and low closing prices per share for the Common Stock:

	High	Low
2000:
First Quarter	4.81	3.31
Second Quarter	4.06	3.38
Third Quarter	3.75	2.97
Fourth Quarter	3.69	2.66
2001:
First Quarter	2.94	1.69
Second Quarter	2.81	1.69
Third Quarter	3.60	2.00
Fourth Quarter	4.99	3.23
2002:
First Quarter	5.25	3.15
Second Quarter	6.00	5.15
Third Quarter	7.56	5.62
Fourth Quarter	8.55	5.60
2003:
First Quarter (through December 2, 2002)	9.88	7.31

Holders

        As of the close of business on December 2, 2002, there were 265 holders of record of Common Stock. The Company believes that it has a larger number of beneficial holders of Common Stock. A recently reported last sale price of the Common Stock on the NNM is set forth on the cover page of this report.

Dividends

        Since its initial public offering, the Company has neither declared nor paid any cash or other dividends on its Common Stock and does not expect to pay dividends for the foreseeable future. Instead, the Company currently intends to retain earnings to support its growth strategy and reduce indebtedness. Any future determination by the Company to pay dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other factors, the Company's results of operations, financial condition, capital requirements and contractual restrictions, including restrictions specified in the Company's credit agreement dated January 28, 2002.

Item 6. Selected Financial Data.

        The selected financial data presented below were derived from the Consolidated Financial Statements of the Company. This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto.

	Year Ended September 30,
	1998	1999	2000	2001	2002
	(dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$104,688	$106,809	$106,813	$103,580	$110,888
Cost of sales	57,750	57,261	55,658	52,243	53,971

Gross profit	46,938	49,548	51,155	51,337	56,917
Operating expenses:
Selling, general and administrative	31,233	36,644	37,178	35,411	38,224
Amortization of intangibles	1,391	1,768	1,735	1,768	—
Non-recurring payments to management advisors	1,135	—	—	—	—

Income from operations	13,179	11,136	12,242	14,158	18,693
Interest and other (income)/expense, net	3,971	2,493	3,060	2,665	(1,106)

Income before provision for income taxes	9,208	8,643	9,182	11,493	19,799
Provision for income taxes	3,509	3,370	3,581	4,482	7,425

Income before extraordinary loss and cumulative effect of change in accounting principle	5,699	5,273	5,601	7,011	12,374
Extraordinary loss on early extinguishment of debt, net of tax benefit of $1,804	(3,129)	—	—	—	—
Cumulative effect of change in accounting principle, net of tax benefit of $16,454, related to adoption of goodwill impairment standard	—	—	—	—	(35,311)

Net income (loss)	$2,570	$5,273	$5,601	$7,011	$(22,937)

Income before extraordinary loss and cumulative effect of change in accounting principle per common share:
Basic	$0.53	$0.45	$0.49	$0.64	$1.11
Diluted	$0.48	$0.42	$0.46	$0.64	$1.09
Net income per common share:
Basic	$0.24	$0.45	$0.49	$0.64	$(2.07)
Diluted	$0.22	$0.42	$0.46	$0.64	$(2.03)
Weighted average shares outstanding:
Basic	10,806,178	11,729,587	11,509,168	10,963,282	11,111,993
Diluted	11,902,348	12,494,179	12,204,945	10,972,398	11,329,026
Other Financial Data:
Adjusted EBITDA	$19,410	$17,082	$18,307	$20,350	$22,861
Capital expenditures (excluding acquisitions)	3,380	7,904	6,552	5,300	4,433
Cash flows provided by (used in):
Operating activities	10,063	6,528	15,604	15,958	23,102
Investing activities	(17,815)	(9,058)	(8,953)	(5,300)	(10,525)
Financing activities	5,309	1,423	(5,742)	(10,364)	(13,396)
Balance Sheet Data (at period end):
Cash	$1,967	$869	$1,773	$2,074	$1,257
Working capital	24,047	29,249	27,714	25,852	20,458
Total assets	104,308	108,644	108,329	104,099	67,552
Total debt	37,133	38,830	38,022	27,500	14,500
Stockholders' equity	51,622	57,290	57,944	65,189	42,807

        "Adjusted EBITDA" is defined herein as net income before extraordinary loss and cumulative effect of change in accounting principle plus provision for income taxes, net interest and other (income)/expense, depreciation and amortization and other non-recurring items. Management believes that Adjusted EBITDA, as presented, represents a useful measure for assessing the performance of the Company's ongoing operating activities as it reflects the earnings trends of the Company without the impact of the purchase accounting applied in connection with the Company's history of acquisitions, the financing required to consummate such transactions and other non-recurring items. Targets and trends in Adjusted EBITDA are used as a performance measure for determining management's bonus compensation and are also used by the Company's creditors in assessing debt covenant compliance. The Company understands that while Adjusted EBITDA is frequently used by securities analysts in the evaluation of nutritional supplement companies, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. Adjusted EBITDA is not intended as an alternative to cash flows from operating activities, as a measure of liquidity or as an alternative to net income as an indicator of the Company's operating performance or any other measure of performance in accordance with generally accepted accounting principles. The following table sets forth a reconciliation of net income before extraordinary loss and cumulative effect of change in accounting principle to Adjusted EBITDA for each period included herein:

	Year Ended September 30,
	1998	1999	2000	2001	2002
	(dollars in thousands)
Income before extraordinary loss and cumulative effect of change in accounting principle	$5,699	$5,273	$5,601	$7,011	$12,374
Provision for income taxes	3,509	3,370	3,581	4,482	7,425
Interest and other (income)/expense, net(1)	3,971	2,493	3,060	2,665	(1,106)
Depreciation and amortization(2)	5,096	5,946	6,065	6,192	4,168
Non-recurring payments to management advisors(3)	1,135	—	—	—	—

Adjusted EBITDA	$19,410	$17,082	$18,307	$20,350	$22,861

Percentage of net sales	18.5%	16.0%	17.1%	19.6%	20.6%

(1)
Includes amortization of deferred financing fees and other income of $2,896 for payments received in settlement of price-fixing litigation to which the Company was a plaintiff.

(2)
Includes non-recurring amortization of inventory write-up related to certain acquisitions.

(3)
Represents management fees paid to Bain Capital pursuant to a management advisory agreement, which was terminated in connection with the Company's Offering. As is often the case in stand-alone acquisition scenarios such as the Company's original acquisition of Solaray, during the early stages of the Company's development it relied heavily on an affiliate of its equity sponsors, Bain Capital, to provide certain management services, paying a recurring annual fee pursuant to the management advisory agreement in respect of such services. Over time, the Company has developed the infrastructure to provide these services internally and, as a result, terminated the management advisory agreement (and the recurring management fees payable thereunder) upon consummation of the Offering.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's audited Consolidated Financial Statements and accompanying notes thereto included elsewhere in this Form 10-K.

Overview

        Nutraceutical is one of the nation's largest manufacturers and marketers of quality branded nutritional supplements sold to health and natural food stores. The Company sells its branded products under the brand names Solaray®, KAL®, NaturalMax®, VegLife®, Premier One®, Sunny Green™, Natural Sport®, ActiPet®, Action Labs® and Thompson® to health and natural food stores in the United States, and to distributors and stores worldwide. Under the name Woodland Publishing™, the Company publishes, prints and markets a line of books and booklets to, among others, book distributors, national retail bookstores and health and natural food stores. The Company manufactures and/or distributes one of the broadest branded product lines in the industry with over 2,600 SKUs, including over 600 SKUs exclusively sold internationally. The Company believes that as a result of its emphasis on innovation, quality, loyalty, education and customer service, the Company's brands are widely recognized in health and natural food stores and among their customers.

        In addition to its branded products, the Company manufactures bulk materials for use in its own products and for sale to other manufacturers and marketers in the nutritional supplement industry under the tradenames Monarch Nutritional Laboratories™ and Great Basin Botanicals™. The Company also distributes the products of certain third parties, and owns and operates four neighborhood natural food markets under the trade names The Real Food Company™ and Thom's Natural Foods™.

        The Company was formed in 1993 by senior management and Bain Capital to effect a consolidation strategy in the fragmented VMS Industry. Since its formation, the Company has completed the following acquisitions: Solaray, Premier One, KAL, Monarch, Action Labs, NutraForce Canada, Woodland Publishing, Thompson and Fresh Organics. As a result of these acquisitions, internal growth and cost management, between 1993 and 2002, the Company has experienced growth in net sales and operating profitability. Management believes that the Company is well positioned to continue to capitalize on the consolidation the Company believes is occurring in the VMS Industry.

Results of Operations

        The following table sets forth certain Consolidated Statements of Operations data as a percentage of net sales for the periods indicated:

	Year Ended September 30,
	2000	2001	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	52.1	50.4	48.7

Gross profit	47.9	49.6	51.3
Selling, general and administrative	34.8	34.2	34.4
Amortization of intangibles	1.6	1.7	—

Income from operations	11.5	13.7	16.9
Interest and other (income)/expense, net	2.9	2.6	(1.0)

Income before provision for income taxes	8.6	11.1	17.9
Provision for income taxes	3.4	4.3	6.7

Income before change in accounting principle	5.2	6.8	11.2
Cumulative effect of change in accounting principle, net of tax benefit of 14.8%, related to adoption of goodwill impairment standard	—	—	(31.9)

Net income (loss)	5.2%	6.8%	(20.7)%

Comparison of Fiscal 2002 to Fiscal 2001

        Net Sales.    Net sales increased by $7.3 million, or 7.1%, to $110.9 million for fiscal 2002 from $103.6 for fiscal 2001. Net sales of branded products increased by $3.1 million, or 3.3%, to $96.3 million for fiscal 2002 from $93.2 million for fiscal 2001. The increase in net sales of branded products was primarily the result of increased sales volume. Net sales of bulk materials decreased by $2.2 million, or 20.8%, to $8.2 million for fiscal 2002 from $10.4 million for fiscal 2001. The decrease in net sales of bulk materials was primarily the result of decreased sales volume related to decreased customer orders. Net sales of neighborhood natural food markets, which were acquired during fiscal 2002, were $6.4 million for fiscal 2002.

        Gross Profit.    Gross profit increased by $5.6 million, or 10.9%, to $56.9 million for fiscal 2002 from $51.3 million for fiscal 2001. As a percentage of net sales, gross profit increased to 51.3% for fiscal 2002 from 49.6% for fiscal 2001. This increase in gross profit was primarily attributable to improvements in direct material pricing for branded products, offset by sales of bulk materials and neighborhood natural food markets, which have lower gross profit margins than sales of branded products. Direct material pricing for branded products improved primarily due to enhanced purchasing management, new material sources and increased supplier competition.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $2.8 million, or 7.9%, to $38.2 million for fiscal 2002 from $35.4 million for fiscal 2001. As a percentage of net sales, selling, general and administrative expenses increased to 34.4% for fiscal 2002 from 34.2% for fiscal 2001. This increase in selling, general and administrative expenses was primarily attributable to a new sales promotion which ended in June 2002 as well as expenses related to the recently acquired neighborhood natural food markets.

        Amortization of Intangibles.    Based on the Company's adoption of SFAS 142 effective October 1, 2001, no amortization of intangibles was recorded for fiscal 2002 as compared to $1.8 million in fiscal 2001. As a percentage of net sales, amortization of intangibles was 1.7% for fiscal 2001.

        Interest and Other (Income)/Expense, Net.    Net interest and other (income)/expense for fiscal 2002 included other income of $2.9 million for payments received as settlement of price-fixing litigation to which the Company was a plaintiff. Exclusive of this litigation settlement, net interest and other (income)/expense was $1.8 million for fiscal 2002 as compared to $2.7 million for fiscal 2001. As a percentage of net sales, net interest and other (income)/expense was 1.6% for fiscal 2002 compared to 2.6% for fiscal 2001. This decrease in net interest and other (income)/expense for fiscal 2002 was primarily attributable to decreased indebtedness resulting from repayments made under the Company's revolving credit facilities as well as decreased interest rates.

        Provision for Income Taxes.    The Company's effective tax rate was 37.5% for fiscal 2002 and 39.0% for fiscal 2001. This decrease in the Company's effective tax rate was primarily due to the Company's adoption of SFAS 142 effective October 1, 2001. In each fiscal year, the effective tax rate is higher than statutory rates primarily due to state tax considerations.

        Cumulative Effect of Change in Accounting Principle.    As a result of the Company's adoption of SFAS 142 effective October 1, 2001, the Company recognized a non-cash goodwill impairment of $51.8 million in its Consolidated Balance Sheet for fiscal 2002. As prescribed by SFAS 142, the Company treated this non-cash goodwill impairment as a cumulative effect of change in accounting principle, which resulted in a non-cash charge of $35.3 million, net of tax benefit of $16.5 million, in its Consolidated Statement of Operations for fiscal 2002.

Comparison of Fiscal 2001 to Fiscal 2000

        Net Sales.    Net sales decreased by $3.2 million, or 3.0%, to $103.6 million for fiscal 2001 from $106.8 for fiscal 2000. Net sales of branded products decreased by $3.1 million, or 3.2%, to $93.2 million for fiscal 2001 from $96.3 million for fiscal 2000. Net sales of bulk materials decreased by $0.1 million, or 1.0%, to $10.4 million for fiscal 2001 from $10.5 million for fiscal 2000. The decreases in net sales of branded products and bulk materials were primarily the result of decreased sales volume. The Company believes that the decreased sales volume was primarily attributable to an overall industry slow down in sales of nutritional supplements, as evidenced by retail market data for calendar years 1999 through 2001, which indicate a sales decline in the VMS Market from $9.6 billion to $9.0 billion. The Company believes that the industry slow down in sales of nutritional supplements experienced in this period may continue through calendar 2002.

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

        Interest and Other (Income)/Expense, Net.    Net interest and other (income)/expense decreased by $0.4 million, or 12.9%, to $2.7 million for fiscal 2001 from $3.1 million for fiscal 2000. As a percentage of net sales, net interest and other (income)/expense decreased to 2.6% for fiscal 2001 from 2.9% for fiscal 2000. This decrease in net interest and other (income)/expense was primarily attributable to decreased interest rates and decreased indebtedness resulting from repayments made under the Company's credit agreement.

        Provision for Income Taxes.    The Company's effective tax rate remained constant at 39.0% for both fiscal 2001 and fiscal 2000. In each fiscal year, the effective tax rate is higher than statutory rates primarily due to state tax considerations.

Selected Quarterly Financial Data; Seasonality

        The following table sets forth certain quarterly financial data for fiscal 2001 and 2002. This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflects all normally recurring adjustments necessary for fair presentation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal 2001				Fiscal 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands, except per share data: unaudited)
Net sales	$25,327	$27,009	$26,659	$24,585	$24,463	$27,643	$29,488	$29,294
Gross profit	12,130	13,403	13,494	12,310	12,669	14,370	14,982	14,896
Income before cumulative change in accounting principle(a)	1,330	1,806	2,010	1,865	2,494	2,887	4,162	2,831
Income before change in accounting principle per common share:
Basic	$0.12	$0.17	$0.18	$0.17	$0.23	$0.26	$0.37	$0.25
Diluted	$0.12	$0.17	$0.18	$0.17	$0.22	$0.26	$0.36	$0.25

(a)
During the first quarter of fiscal 2002, the Company recorded a cumulative effect of change in accounting principle loss of $35,311, net of tax benefit of $16,454, related to the adoption of SFAS 142. The resulting net loss for this quarter was $32,817.

        The Company believes that its business is characterized by minor seasonality. However, sales to any particular customer can vary substantially from one quarter to the next based on such factors as industry trends, timing of promotional discounts, international economic conditions and acquisition-related activities.

        Historically, the Company has recorded higher branded products sales volume during the second fiscal quarter due to increased interest in health-related products among consumers following the holiday season. The Company's sales of bulk materials are characterized by periodic shipments to certain customers and can vary significantly from quarter to quarter. In addition, the Company's sales through its neighborhood natural food markets are characterized by minor seasonality.

Liquidity and Capital Resources

        As of September 30, 2002, the Company had cash of $1.3 million. Net cash provided by operating activities was $23.1 million, $16.0 million and $15.6 million for the years ended September 30, 2002, 2001 and 2000, respectively. The overall increase in net cash provided by operating activities in fiscal 2002 was primarily attributable to an increase in income before change in accounting principle of $5.4 million. In addition, net cash provided by operating activities increased due to continued positive trends in inventories, accounts payable and accrued expenses.

        Net cash used in investing activities was $10.5 million, $5.3 million and $9.0 million for the years ended September 30, 2002, 2001 and 2000, respectively. The Company's investing activities consist primarily of capital expenditures and acquisitions. Capital expenditures during the years ended September 30, 2002, 2001 and 2000 related primarily to manufacturing and distribution equipment, building improvements related to the RRC facility consolidation and, to a lesser extent, information systems. In addition to capital expenditures of $4.4 million during fiscal 2002, the Company acquired Fresh Organics and purchased new offices for an aggregate of $6.1 million. The Company intends to finance anticipated capital expenditures through internally generated cash flow and, if necessary, through funds provided under its credit agreement.

        Net cash used in financing activities was $13.4 million, $10.4 million and $5.7 million for the years ended September 30, 2002, 2001 and 2000, respectively. The Company's financing activities consist primarily of borrowings and repayments under the Company's credit agreement related to operating needs. In fiscal 2002 and fiscal 2001, the Company's financing activities were primarily related to repayments of borrowings under the Company's credit agreement.

        On January 28, 2002, the Company closed a new five-year, sixty million dollar reducing revolving credit facility (the "New Credit Agreement"). Initial borrowings of $23.5 million under the New Credit Agreement were used to repay the Company's $23.5 million outstanding balance owed under its prior credit agreement, which was scheduled to mature in January 2003. The Company deferred certain debt issuance costs, including bank, legal, accounting and other fees, related to this New Credit Agreement. These costs, which totaled $914 thousand in aggregate, were capitalized as deferred financing fees in the Company's Consolidated Financial Statements.

        The available revolving credit borrowings of sixty million dollars under the New Credit Agreement are reduced quarterly by $1.25 million beginning in March of 2004. Borrowings under the New Credit Agreement are collateralized by substantially all assets of the Company and bear interest at the applicable Eurodollar Rate plus a variable margin or at the base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At September 30, 2002, the applicable weighted-average interest rate for borrowings was 3.19%. The Company is also required to pay a variable quarterly fee on the unused balance under the New Credit Agreement. At September 30, 2002, the applicable rate was 0.25%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The New Credit Agreement matures on January 28, 2007, and the Company is required to repay all principal and interest outstanding under the New Credit Agreement on such date. Accordingly, the outstanding principal balance at September 30, 2002 was classified as long-term debt.

        The New Credit Agreement contains restrictive covenants, including restrictions on incurring other indebtedness, limitations on capital expenditures and requirements that the Company maintain certain financial ratios. As of September 30, 2002, the Company was in compliance with these restrictive covenants. Upon the occurrence of a default or an event of default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring the Company to repay all amounts borrowed under the New Credit Agreement.

        A key component of the Company's business strategy is to seek to make additional acquisitions, which may require that the Company obtain additional financing, which could include the occurrence of substantial additional indebtedness. The Company believes that borrowings under the New Credit Agreement or a replacement credit facility, together with cash flows from operations, will be sufficient to make required payments under the New Credit Agreement or any such replacement facility, and to make anticipated capital expenditures and fund working capital needs for fiscal 2003.

        The Company's significant non-cancelable future operating lease obligations as of September 30, 2002 are as follows (dollars in thousands):

Year Ending September 30,	Operating Leases
2003	$1,022
2004	664
2005	232
2006	110
2007	105
Thereafter	330

Future minimum lease payments	$2,463

Significant Accounting Policies

        The preparation of the Company's financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Estimates included reserves for customer returns and allowances, uncollectible accounts receivable and obsolete and slow moving inventories. The Company's other significant accounting policies include, but are not limited to:

        Inventories—Inventories were accounted for using the first-in, first-out method and included freight-in, materials, labor and overhead costs and were stated at the lower of cost or market, cost being determined by a moving weighted average.

        Property, Plant and Equipment—Property, plant and equipment were stated at cost, less accumulated depreciation and amortization. Depreciation and amortization were provided using the straight-line method over the estimated useful lives of the respective assets. Expenditures for renewals and betterments were capitalized while maintenance and repairs were charged to operations in the periods incurred. Upon sale or disposal of any asset, the historical cost and related accumulated depreciation or amortization of such asset were removed from their respective accounts and any gain or loss was recorded in the Consolidated Statements of Operations.

        Revenue Recognition—The Company recognized sales for products shipped when risk of loss and title transferred to its customers, and with respect to its neighborhood natural food markets, at the point of sale.

        For additional information on the Company's accounting policies, see Note 2 to the accompanying Consolidated Financial Statements.

New Accounting Standards

        The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal Of Long-Lived Assets ("SFAS 144"). SFAS 144 supersedes SFAS 121 and requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 was effective for fiscal years beginning after December 15, 2001, with early adoption permitted. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

        The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections ("SFAS 145"). Among other things, SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items. SFAS 145 was effective for fiscal years beginning after May 15, 2002, with early adoption permitted. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

        The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses significant issues related to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.) SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002, with early adoption encouraged. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

Inflation

        Inflation affects the cost of raw materials, goods and services used by the Company. In recent years, inflation has been modest. The competitive environment somewhat limits the ability of the Company to recover higher costs resulting from inflation by raising prices. Overall, product prices have generally been stable. The Company seeks to mitigate the adverse effects of inflation primarily through improved productivity and cost containment programs. The Company does not believe that inflation has had a material impact on its results of operations for the periods presented, except with respect to payroll-related costs and government imposed regulations.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

        Borrowings under the Credit Agreement bear interest at the applicable Eurodollar Rate plus a variable margin or at base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At September 30, 2002, the applicable weighted average interest rate for Eurodollar borrowings was 3.19% and the Company had total borrowings outstanding of $14.5 million. To date, the Company has not obtained interest rate protection with respect to these borrowings.

Item 8. Financial Statements and Supplementary Data.

        The information required by Item 8 is set forth on pages F-1 through F-22 of this Form 10-K. The supplementary financial information required by Item 302 of Regulation S-K is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Selected Quarterly Financial Data; Seasonality."

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

Item 13. Certain Relationships and Related Transactions.

        Information with respect to certain relationships and related transactions is set forth in the Proxy Statement under the headings "The Board of Directors—Compensation Committee Interlocks and Insider Participation" and "The Board of Directors—Certain Relationships and Related Transactions," which information is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a)
  The following documents are filed as part of this report:

  1.
  Exhibits, as set forth on the attached Exhibit Index.

  2.
  Consolidated Financial Statements, as set forth on the attached Index to Consolidated Financial Statements.

  3.
  Schedules to Consolidated Financial Statements

            Schedule II—Valuation and Qualifying Accounts

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of December 2002.

NUTRACEUTICAL INTERNATIONAL CORPORATION
By:	/s/ FRANK W. GAY II Frank W. Gay II Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 12th day of December 2002.

Signature	Capacity

/s/ FRANK W. GAY II Frank W. Gay II	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ JEFFREY A. HINRICHS Jeffrey A. Hinrichs	Director, Executive Vice President, Chief Operating Officer and Secretary
/s/ LESLIE M. BROWN, JR. Leslie M. Brown, Jr.	Senior Vice President, Finance, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)
/s/ MICHAEL D. BURKE Michael D. Burke	Director
/s/ ROBERT C. GAY Robert C. Gay	Director
/s/ MATTHEW S. LEVIN Matthew S. Levin	Director
/s/ JAMES D. STICE James D. Stice	Director
/s/ J. STEVEN YOUNG J. Steven Young	Director

CERTIFICATIONS

I, Frank W. Gay II, certify that:

1.
I have reviewed this annual report on Form 10-K of Nutraceutical International Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.
The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or person performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6.
The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 12/12/2002	/s/ FRANK W. GAY II Frank W. Gay II Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

CERTIFICATIONS

I, Leslie M. Brown, Jr., certify that:

1.
I have reviewed this annual report on Form 10-K of Nutraceutical International Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.
The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or person performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6.
The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 12/12/2002	/s/ LESLIE M. BROWN, JR. Leslie M. Brown, Jr. Senior Vice President, Finance, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Form of By-laws of the Company(1)
4.1	Form of certificate representing Common Stock(1)
4.2	Amended and Restated Registration Agreement dated as of January 31, 1995 among the Company and certain of its stockholders(1)
10.1	Nutraceutical International Corporation 1998 Stock Incentive Plan(1)
10.2	Nutraceutical International Corporation 1998 Non-Employee Director Stock Option Plan(1)
10.3	Nutraceutical International Corporation Employee Stock Discount Purchase Plan(1)
10.4	Transaction Services Agreement between the Company and Bain Capital(1)
10.5	Consultant Stock Agreement dated as of October 28, 1993 between the Company and Bruce R. Hough(1)
10.6	Executive Stock Agreement dated as of October 28, 1993 between the Company and Jeffrey A. Hinrichs(1)
10.7	Stock Option Agreement dated as of November 15, 1994 between the Company and Jeffrey A. Hinrichs(1)
10.8	Stock Option Agreement dated as of November 15, 1994 between the Company and Bruce R. Hough(1)
10.9	Stock Option Agreement dated as of November 15, 1994 between the Company and Frank W. Gay II(1)
10.10	Credit Agreement dated as of January 28, 2002 among the Company and its lenders(2)
11.1	Computation of earnings per share The information required by Exhibit 11.1 is set forth on page F-17 of this Form 10-K.
21.1	Subsidiaries of the Company

(1)
Incorporated herein by reference to the applicable exhibit to the Company's Registration Statement on Form S-1/A, Registration No. 333-41909.

(2)
The Company agrees to furnish supplementary to the Commission a copy of any omitted schedule or exhibit to such agreement upon request by the Commission.

Nutraceutical International Corporation

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
of Nutraceutical International Corporation:

        In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Nutraceutical International Corporation and its subsidiaries at September 30, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles which, as described in Note 2, are generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Salt Lake City, Utah
November 15, 2002

Nutraceutical International Corporation

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	September 30,
	2001	2002
Assets
Current assets:
Cash	$2,074	$1,257
Accounts receivable, net	10,138	9,758
Inventories, net	19,523	17,093
Prepaid expenses and other current assets	607	1,152
Deferred income taxes	1,506	1,443

Total current assets	33,848	30,703
Property, plant and equipment, net	17,794	21,263
Goodwill, net	51,765	2,310
Deferred income taxes	—	12,027
Other non-current assets, net	692	1,249

	$104,099	$67,552

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,832	$6,023
Accrued expenses	3,164	4,222

Total current liabilities	7,996	10,245
Long-term debt	27,500	14,500
Deferred income taxes, net	3,414	—

Total liabilities	38,910	24,745

Commitments and contingencies (Notes 10, 15 and 17)
Stockholders' equity:
Common Stock, $0.01 par value, 50,000,000 shares authorized, 11,946,630 shares issued and 11,028,343 shares outstanding at September 30, 2001, 11,163,504 shares issued and outstanding at September 30, 2002	119	112
Additional paid-in capital	41,238	38,454
Retained earnings	27,116	4,179
Cumulative translation adjustment	25	62
Treasury stock at cost, 918,287 shares at September 30, 2001	(3,309)	—

Total stockholders' equity	65,189	42,807

	$104,099	$67,552

The accompanying notes are an integral part of these consolidated financial statements.

Nutraceutical International Corporation

Consolidated Statements of Operations

(dollars in thousands, except per share data)

	Years ended September 30,
	2000	2001	2002
Net sales	$106,813	$103,580	$110,888
Cost of sales	55,658	52,243	53,971

Gross profit	51,155	51,337	56,917

Operating expenses:
Selling, general and administrative	37,178	35,411	38,224
Amortization of intangibles	1,735	1,768	—

	38,913	37,179	38,224

Income from operations	12,242	14,158	18,693
Interest and other (income)/expense, net	3,060	2,665	(1,106)

Income before provision for income taxes	9,182	11,493	19,799
Provision for income taxes	3,581	4,482	7,425

Income before change in accounting principle	5,601	7,011	12,374
Cumulative effect of change in accounting principle, net of tax benefit of $16,454, related to adoption of goodwill impairment standard	—	—	(35,311)

Net income (loss)	$5,601	$7,011	$(22,937)

Income before change in accounting principle per common share:
Basic	$0.49	$0.64	$1.11
Diluted	$0.46	$0.64	$1.09
Cumulative effect of change in accounting principle per common share:
Basic	$—	$—	$(3.18)
Diluted	$—	$—	$(3.12)
Net income (loss) per common share:
Basic	$0.49	$0.64	$(2.07)
Diluted	$0.46	$0.64	$(2.03)
Weighted average common shares outstanding:
Basic	11,509,168	10,963,282	11,111,993
Diluted	12,204,945	10,972,398	11,329,026

The accompanying notes are an integral part of these consolidated financial statements.

Nutraceutical International Corporation

Consolidated Statements of Cash Flows

(dollars in thousands, except per share data)

	Years ended September 30,
	2000	2001	2002
Cash flows from operating activities:
Net income (loss)	$5,601	$7,011	$(22,937)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (includes amortization of inventory write-up of $63 during 2002)	6,065	6,192	4,168
Amortization of deferred financing fees	215	233	464
Loss on disposal of property, plant and equipment	36	21	14
Cumulative effect of change in accounting principle, net of tax benefit of $16,454, related to adoption of goodwill impairment standard	—	—	35,311
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(541)	(587)	380
Inventories, net	3,723	4,000	3,006
Prepaid expenses and other current assets	421	369	(545)
Deferred income taxes, net	357	516	1,051
Other non-current assets, net	90	(72)	(83)
Accounts payable	(461)	(1,586)	1,191
Accrued expenses	98	(139)	1,082

Net cash provided by operating activities	15,604	15,958	23,102

Cash flows from investing activities:
Purchase of note receivable	—	—	(3,050)
Purchases of property and equipment	(6,552)	(5,300)	(4,433)
Acquisitions of businesses, net of cash acquired	(2,401)	—	(3,042)

Net cash used in investing activities	(8,953)	(5,300)	(10,525)

Cash flows from financing activities:
Proceeds from long-term debt	3,500	—	26,500
Payments on long-term debt	(4,250)	(10,500)	(39,500)
Principal payments on capital lease obligations	(58)	(22)	—
Payments of deferred financing fees	—	(69)	(914)
Proceeds from issuances of common stock	101	227	518
Purchase of warrant rights	(1,726)	—	—
Purchases of common stock for treasury	(3,309)	—	—

Net cash used in financing activities	(5,742)	(10,364)	(13,396)

Effect of exchange rate changes on cash	(5)	7	2

Net increase (decrease) in cash	904	301	(817)
Cash at beginning of period	869	1,773	2,074

Cash at end of period	$1,773	$2,074	$1,257

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,318	$2,577	$849
Income taxes	3,251	3,135	5,962
Conversion of note receivable to property, plant and equipment resulting from foreclosure proceedings	—	—	3,050

The accompanying notes are an integral part of these consolidated financial statements.

Nutraceutical International Corporation

Consolidated Statements of Stockholders' Equity and Comprehensive Income

(dollars in thousands, except per share data)

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid Capital	Retained Earnings		Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at October 1, 1999	11,791,295	$118	$42,637	$14,504	$31	$—	$57,290
Net income	—	—	—	5,601	—	—	5,601
Cumulative translation adjustment	—	—	—	—	(13)	—	(13)

Total comprehensive income							5,588
Issuances of common stock	32,096	—	101	—	—	—	101
Purchases of common stock for treasury	—	—	—	—	—	(3,309)	(3,309)
Purchase of warrant rights	—	—	(1,726)	—	—	—	(1,726)

Balance at September 30, 2000	11,823,391	118	41,012	20,105	18	(3,309)	57,944
Net income	—	—	—	7,011	—	—	7,011
Cumulative translation adjustment	—	—	—	—	7	—	7

Total comprehensive income							7,018
Issuances of common stock	123,239	1	226	—	—	—	227

Balance at September 30, 2001	11,946,630	119	41,238	27,116	25	(3,309)	65,189
Net loss	—	—	—	(22,937)	—	—	(22,937)
Cumulative translation adjustment	—	—	—	—	37	—	37

Total comprehensive loss							(22,900)
Issuances of common stock	135,161	2	516	—	—	—	518
Retirement of common stock in treasury	(918,287)	(9)	(3,300)	—	—	3,309	—

Balance at September 30, 2002	11,163,504	$112	$38,454	$4,179	$62	$—	$42,807

The accompanying notes are an integral part of these consolidated financial statements.

Nutraceutical International Corporation

Notes to Consolidated Financial Statements

(dollars in thousands, except per share data)

1. Description of Business

        Nutraceutical International Corporation (the "Company") is a manufacturer and marketer of quality branded nutritional supplements sold to health and natural food stores. The Company sells its branded products under the brand names Solaray®, KAL®, NaturalMax® VegLife®, Premier One®, Sunny Green™, Natural Sport®, ActiPet®, Action Labs® and Thompson® to health and natural food stores in the United States, and to distributors and stores worldwide. Under the name Woodland Publishing™, the Company publishes, prints and markets a line of natural health and lifestyle books and booklets to, among others, book distributors, national retail bookstores and health and natural food stores. In addition to its branded products, the Company manufactures bulk materials for use in its own products and for sale to other manufacturers and marketers in the nutritional supplement industry under the trade names Monarch Nutritional Laboratories™ and Great Basin Botanicals™. The Company also distributes the products of certain third parties, and owns and operates four neighborhood natural food markets under the tradenames The Real Food Company™ and Thom's Natural Foods™.

2. Summary of Significant Accounting Policies

        Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. The operating results of acquired businesses were consolidated from their respective dates of acquisition (Note 3). All significant intercompany transactions and balances were eliminated.

        Use of Estimates—The preparation of these financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Estimates included reserves for customer returns and allowances, uncollectible accounts receivable and obsolete and slow moving inventories. Actual results may differ from these estimates.

        Fair Value of Financial Instruments—The Company believes that the fair values of financial instruments, including cash, accounts receivable, accounts payable, accrued expenses and debt, approximated their respective book values at September 30, 2001 and 2002.

        Cash—Substantially all of the Company's cash was held by one bank at September 30, 2002. The Company does not believe that, as a result of this concentration, it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

        Inventories—Inventories were accounted for using the first-in, first-out method and included freight-in, materials, labor and overhead costs and were stated at the lower of cost or market, cost being determined by a moving weighted average.

        Property, Plant and Equipment—Property, plant and equipment were stated at cost, less accumulated depreciation and amortization. Depreciation and amortization were provided using the straight-line method over the estimated useful lives of the respective assets. Expenditures for renewals and betterments were capitalized while maintenance and repairs were charged to operations in the periods incurred. Upon sale or disposal of any asset, the historical cost and related accumulated depreciation or amortization of such asset were removed from their respective accounts and any gain or loss was recorded in the Consolidated Statements of Operations.

        Goodwill—The excess of purchase price over fair market value of assets acquired and liabilities assumed in acquisition transactions was classified as goodwill. Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. As prescribed by SFAS 142, goodwill was not amortized but rather was tested for impairment (Note 7).

        Deferred Financing Fees—The Company deferred certain debt issuance costs, including bank, legal, accounting and other fees, related to the establishment of credit agreements (Note 9). These costs were capitalized as deferred financing fees in other non-current assets and were amortized using the effective interest rate method based on the lives of the credit agreements.

        Common Stock—On February 19, 1998, the Company completed an initial public offering (the "Offering") of its common stock ("Common Stock"), par value $0.01 per share.

        Foreign Currency Translation—All assets and liabilities of foreign subsidiaries were translated into U.S. Dollars at fiscal year-end exchange rates. Income and expense items were translated at average exchange rates prevailing during the fiscal year. The resulting translation adjustments were recorded as a component of stockholders' equity.

        Revenue Recognition—The Company recognized sales for products shipped when risk of loss and title transferred to its customers, and with respect to its neighborhood natural food markets, at the point of sale.

        Shipping and Handling Costs—The costs of shipping merchandise to customers were classified as selling, general and administrative expenses in the Consolidated Statements of Operations.

        Research and Development—The Company expensed research and development costs as incurred. For the years ended September 30, 2000, 2001 and 2002, the Company incurred $657, $491 and $537, respectively, in research and development expenditures. These costs were included in selling, general and administrative expenses for the respective periods.

        Advertising—The Company expensed advertising costs as incurred. These costs were included in selling, general and administrative expenses in the Consolidated Statements of Operations.

        Income Taxes—The Company accounted for income taxes using the asset and liability method as prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). SFAS 109 required the Company to record deferred tax assets and liabilities for expected future tax consequences of events that were recognized in different periods for financial statements versus tax returns.

        Accounting for Stock-Based Compensation—The Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and provided pro forma disclosures of net income and net income per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense (Note 13).

        Concentrations of Credit Risk—In the normal course of business, the Company provided credit terms to its customers; however, collateral was not required. Accordingly, the Company performed credit evaluations of its customers and maintained allowances for possible losses which, when realized, were within the range of management's expectations. From time to time, a higher concentration of credit risk existed on outstanding accounts receivable for a select number of customers due to individual buying patterns.

        New Accounting Standards—The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal Of Long-Lived Assets ("SFAS 144"). SFAS 144 supersedes SFAS 121 and requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 was effective for fiscal years beginning after December 15, 2001, with early adoption permitted. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

        The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections ("SFAS 145"). Among other things, SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items. SFAS 145 was effective for fiscal years beginning after May 15, 2002, with early adoption permitted. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

        The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses significant issues related to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.) SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002, with early adoption encouraged. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

3. Acquisitions

        Acquisitions—On March 1, 2002, Fresh Organics, Inc. a wholly-owned subsidiary of the Company, acquired substantially all of the assets of three San Francisco area neighborhood natural food markets previously owned and operated by the Real Food Company, Inc. On June 21, 2002, Fresh Organics, Inc. acquired substantially all of the assets of another San Francisco area neighborhood natural food market previously operated as Thom's Natural Foods. The aggregate purchase price for these fiscal 2002 acquisitions was $3,042 (net of cash acquired) and was paid in cash. These acquisitions were accounted for using the purchase method of accounting. Accordingly, the purchase price was assigned to the assets acquired and liabilities assumed based on their fair market values at the respective dates of acquisition. The excess of purchase price over the fair market values of the assets acquired and liabilities assumed was classified as goodwill and was accounted for in accordance with SFAS 142 (Note 7). The Consolidated Statements of Operations and Consolidated Statements of Cash Flows presented herein include the activities of these acquired businesses from their respective dates of acquisition. The following reflects the allocation of the aggregate purchase price for the fiscal 2002 acquisitions to the aggregate assets acquired and liabilities assumed:

Fiscal 2002 Acquisitons
Aggregate purchase price for acquisitions, net of cash acquired	$3,042

Aggregate assets acquired and liabilities assumed:
Current assets	615
Property, plant and equipment	105
Goodwill	2,310
Other non-current assets	23
Current liabilities	(11)

Total	$3,042

4. Accounts Receivable, net

        Accounts receivable, net, consisted of the following:

	September 30,
	2001	2002
Accounts receivable	$11,418	$11,083
Less allowances	(1,280)	(1,325)

	$10,138	$9,758

5. Inventories, net

        Inventories, net of reserves for obsolete and slow moving inventories, were comprised of the following:

	September 30,
	2001	2002
Raw materials	$5,169	$3,541
Work-in-process	3,524	2,957
Finished goods	10,830	10,595

	$19,523	$17,093

6. Property, Plant and Equipment, net

        Property, plant and equipment, net, were comprised of the following:

		September 30,
	Estimated Useful Life in Years
		2001	2002
Land	—	$422	$2,122
Building	30	1,881	3,310
Leasehold improvements	1-10	8,701	10,078
Furniture, fixtures and equipment	3-10	24,981	26,071

		35,985	41,581
Less accumulated depreciation and amortization		(18,191)	(20,318)

		$17,794	$21,263

        At September 30, 2001 and 2002, the Company had no capitalized leased equipment. Certain property and equipment collateralized debt obligations (Note 9).

        Depreciation and amortization of property, plant and equipment totaled $4,330, $4,424 and $4,105 for the years ended September 30, 2000, 2001 and 2002, respectively.

        During fiscal 2002, the Company purchased promissory notes related to certain real property located in Park City, Utah for $3,050. As a result of default in payment on these promissory notes, the Company foreclosed on this real property. On September 20, 2002, the foreclosure process was completed and the Company acquired this real property through a trustee's sale. The Company intends to turn this real property into its corporate headquarters. Accordingly, this real property was recorded as property, plant and equipment at September 30, 2002.

7. Goodwill, net

        Goodwill, net, was comprised of the following:

	September 30,
	2001	2002
Goodwill	$61,477	$2,310
Less accumulated amortization	(9,712)	—

	$51,765	$2,310

        The Company adopted SFAS 142 effective October 1, 2001. In accordance with SFAS 142, the Company determined that it had one reporting unit. The fair value of this reporting unit was determined using a market approach based on quoted market prices (Nasdaq: NUTR). Other valuation methods such as the income and cost approaches to value were also considered.

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

        The implied fair value of goodwill was determined to be $0 at October 1, 2001, and a non-cash goodwill impairment equal to the goodwill carrying amount of $51,765 was recognized in the Company's Consolidated Balance Sheets. As prescribed by SFAS 142, the Company treated this non-cash goodwill impairment as a cumulative effect of change in accounting principle, which resulted in a non-cash charge of $35,311, net of tax benefit of $16,454, for the year ended September 30, 2002 on the Company's Consolidated Statements of Operations.

        The change in the carrying amount of goodwill for the year ended September 30, 2002 was as follows:

Goodwill
Balance as of September 30, 2001	$51,765
Impairment loss during the first quarter of fiscal 2002	(51,765)
Goodwill attributable to fiscal 2002 acquisitions	2,310

Balance as of September 30, 2002	$2,310

        The Company had no other material intangible assets recorded on its Consolidated Balance Sheets as of September 30, 2002.

        Based on the Company's adoption of SFAS 142 effective October 1, 2001, no amortization of intangibles was recorded for the year ended September 30, 2002. For the years ended September 30, 2000 and 2001, the Company recorded amortization of intangibles of $1,714 ($1,209 after tax effect) and $1,768 ($1,277 after tax effect), respectively, related to goodwill.

        The following table presents what reported net income and earnings per share would have been for the years ended September 30, 2000, 2001 and 2002 before change in accounting principle and exclusive of goodwill amortization expense:

	For the Years Ended September 30,
	2000	2001	2002
Reported net income (loss)	$5,601	$7,011	$(22,937)
Add back:
Cumulative effect of change in accounting principle, net of tax benefit of $16,454, related to adoption of goodwill impairment standard	—	—	35,311
Goodwill amortization, net of tax of $505 and $491 respectively, for the years ended September 30, 2000 and 2001	1,209	1,277	—

Adjusted net income before change in accounting principle and exclusive of goodwill amortization expense	$6,810	$8,288	$12,374

Basic earnings per share:
Reported net income (loss)	$0.49	$0.64	$(2.07)
Add back:
Cumulative effect of change in accounting principle, net of tax benefit of $16,454, related to adoption of goodwill impairment standard	—	—	3.18
Goodwill amortization, net of tax of $505 and $491 respectively, for the years ended September 30, 2000 and 2001	0.10	0.12	—

Adjusted net income before change in accounting principle and exclusive of goodwill amortization expense	$0.59	$0.76	$1.11

Diluted earnings per share:
Reported net income (loss)	$0.46	$0.64	$(2.03)
Add back:
Cumulative effect of change in accounting principle, net of tax benefit of $16,454, related to adoption of goodwill impairment standard	—	—	3.12
Goodwill amortization, net of tax of $505 and $491 respectively, for the years ended September 30, 2000 and 2001	0.10	0.12	—

Adjusted net income before change in accounting principle and exclusive of goodwill amortization expense	$0.56	$0.76	$1.09

8. Accrued Expenses

        Accrued expenses were comprised of the following:

	September 30,
	2001	2002
Employee payroll, taxes, benefits and performance incentives	$2,014	$2,263
Accrued income taxes payable	314	—
Other accrued expenses	836	1,959

	$3,164	$4,222

9. Long-Term Debt

        Long-term debt is comprised of the following:

	September 30,
	2001	2002
Revolving Credit Facility	$27,500	$14,500

  Debt Transactions

        On January 28, 2002, the Company closed a new five-year, sixty million dollar reducing revolving credit facility (the "New Credit Agreement"). Initial borrowings of $23,500 under the New Credit Agreement were used to repay the Company's $23,500 outstanding balance owed under its prior credit agreement, which was scheduled to mature in January 2003. Deferred financing fees of approximately $914 related to the New Credit Agreement were capitalized.

        The available revolving credit borrowings of sixty million dollars under the New Credit Agreement are reduced quarterly by $1,250 beginning in March of 2004. Borrowings under the New Credit Agreement are collateralized by substantially all assets of the Company and bear interest at the applicable Eurodollar Rate plus a variable margin or at the base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At September 30, 2002, the applicable weighted-average interest rate for borrowings was 3.19%. The Company is also required to pay a variable quarterly fee on the unused balance under the New Credit Agreement. At September 30, 2002, the applicable rate was 0.25%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The New Credit Agreement matures on January 28, 2007, and the Company is required to repay all principal and interest outstanding under the New Credit Agreement on such date. Accordingly, the outstanding principal balance at September 30, 2002 was classified as long-term debt.

        The New Credit Agreement contains restrictive covenants, including restrictions on incurring other indebtedness, limitations on capital expenditures and requirements that the Company maintain certain financial ratios. As of September 30, 2002, the Company was in compliance with these restrictive covenants. Upon the occurrence of a default or an event of default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring the Company to repay all amounts borrowed under the New Credit Agreement.

10. Lease Commitments and Obligations

        The Company leases office and warehouse facilities under non-cancelable operating leases, the last of which expires during fiscal 2011; however, the Company has negotiated early termination and extension options in many cases. These operating leases require the Company to pay all taxes, insurance and maintenance.

        The following summarizes future minimum lease payments required under non-cancelable operating leases:

Year Ending September 30,	Operating Leases
2003	$1,022
2004	664
2005	232
2006	110
2007	105
Thereafter	330

Future minimum lease payments	$2,463

        Total rent expense incurred by the Company under non-cancelable operating leases for the years ended September 30, 2000, 2001 and 2002 was $1,030, $986 and $1,078, respectively.

11. Interest and Other (Income)/Expense, net

        During the year ended September 30, 2002, the Company received pre-tax other income of $2,896 ($1,810 after tax effect), or $0.16 per share as diluted earnings after tax, for payment received in settlement of price-fixing litigation to which the Company was a plaintiff.

12. Income Taxes

        The provision for income taxes was comprised of the following:

	Years Ended September 30,
	2000	2001	2002
Current:
Federal	$2,681	$3,787	$5,562
State	614	328	690
Deferred:
Federal	261	335	1,072
State	25	32	101

	$3,581	$4,482	$7,425

        A summary of the composition of net deferred income tax assets and liabilities was as follows:

	September 30,
	2001	2002
Current Deferred Income Tax Assets
Inventory differences	$950	$866
Accounts receivable reserves	515	434
Accrued liabilities	41	143

Current deferred income tax assets	$1,506	$1,443

Non-Current Deferred Income Tax Assets (Liabilities), net
Amortization of intangibles	$(3,908)	$11,196
Depreciation	494	831

Non-current deferred income tax assets (liabilities), net	$(3,414)	$12,027

        The differences between income taxes at the statutory federal income tax rate and income taxes reported in the Consolidated Statements of Operations were as follows:

	Years Ended September 30,
	2000	2001	2002
Federal tax at statutory rate	$3,122	$3,907	$6,807
State tax, net of federal benefit	460	494	556
Non-deductible expenses	155	234	87
Foreign sales corporation benefit	(156)	(153)	(25)

	$3,581	$4,482	$7,425

13. Capital Stock

        Description of Capital Stock—At September 30, 2001 and 2002, the Company had two authorized classes of stock: Common Stock with a par value of $0.01 per share and Preferred Stock with a par value of $0.01 per share. At September 30, 2001 and 2002, 5,000,000 shares of Preferred Stock were authorized with no shares issued and outstanding.

        The following table provides a reconciliation of basic common shares, which represent the weighted average number of common shares outstanding without regard to potential common shares, to diluted weighted average common shares, which includes all such shares:

	Years Ended September 30,
	2000	2001	2002
Net income (numerator):
Income before change in accounting principle	$5,601	$7,011	$12,374
Cumulative effect of change in accounting principle, net of tax benefit of $16,454, related to adoption of goodwill impairment standard	—	—	(35,311)

Net income (loss)	$5,601	$7,011	$(22,937)

Weighted average common shares (denominator):
Basic weighted average common shares	11,509,168	10,963,282	11,111,993
Dilutive effect of stock options and warrants	695,777	9,116	217,033

Diluted weighted average common shares	12,204,945	10,972,398	11,329,026

Income before change in accounting principle per common share:
Basic	$0.49	$0.64	$1.11
Diluted	$0.46	$0.64	$1.09
Cumulative effect of change in accounting principle per common share:
Basic	$—	$—	$(3.18)
Diluted	$—	$—	$(3.12)
Net income (loss) per common share:
Basic	$0.49	$0.64	$(2.07)
Diluted	$0.46	$0.64	$(2.03)

        Stock Warrants—As part of the Solaray, Inc. acquisition, the Company issued detachable stock warrants that entitled the holder to purchase 993,393 shares of Common Stock at an exercise price of $0.01 per share, of which 302,947 warrants were exercised in connection with the Offering. The aggregate estimated fair market value of these warrants on the date of issuance was $292. On September 28, 2000, the Company purchased and cancelled the remaining 690,446 warrants. As part of the Premier One Products, Inc. and the Makers of KAL, Inc. and Makers of KAL, B.V. acquisitions, the Company issued warrants to purchase 163,976 shares of Common Stock at exercise prices ranging from $4.86 to $4.91 per share, which were considered to be the estimated fair market values per share of the Common Stock at the respective dates of issuance. These warrants expire in January 2005.

        Stock Options—During November 1994, the Company issued 301,164 options to certain key executives at an exercise price of $3.45, which was considered to be the estimated fair market value of the Company's stock at the date of grant. During February and March 2002, 29,389 of these options were exercised. The remaining 271,775 grants, which are fully vested and exercisable, expire no later than the tenth anniversary of the date of grant.

        Stock Option Plans—During the year ended September 30, 1995, the Company's Board of Directors adopted the 1995 Stock Option Plan. The 1995 Stock Option Plan provides for granting options to executives and key employees of the Company and its subsidiaries to purchase Common Stock. The 1995 Stock Option Plan grants vest over a period of four years and expire on the tenth anniversary of the date of grant. In aggregate, 225,873 shares were reserved for issuance under the 1995 Stock Option Plan.

        During the year ended September 30, 1998, the Company's Board of Directors adopted the 1998 Stock Incentive Plan. The 1998 Stock Incentive Plan provides for granting options to executives and key employees of the Company and its subsidiaries to purchase Common Stock. The 1998 Stock Incentive Plan grants vest over a period of two to four years and expire no later than the tenth anniversary of the date of grant. In aggregate, 1,050,000 shares of Common Stock were reserved for issuance under the 1998 Stock Incentive Plan.

        During the year ended September 30, 1998, the Company's Board of Directors adopted the 1998 Non-Employee Director Stock Option Plan. The 1998 Non-Employee Director Stock Option Plan provides for granting options to non-employee directors of the Company to purchase Common Stock. The 1998 Non-Employee Director Stock Option Plan grants vest over a period of approximately three years and expire no later than the tenth anniversary of the date of grant. In aggregrate, 150,000 shares of Common Stock were reserved for issuance under the 1998 Non-Employee Director Stock Option Plan.

        In aggregate, 1,425,873 shares were reserved for issuance under the 1995 Stock Option Plan, the 1998 Stock Incentive Plan and the 1998 Non-Employee Director Stock Option Plan. The following table sets forth grants that were made under these plans, including the 301,164 options granted during November 1994:

	Number of Options	Average Price Per Share	Aggregate Option Price
Outstanding at October 1, 1999	874,824	$7.88	$6,892
Granted	26,400	3.59	95
Exercised	—	—	—
Forfeited or expired	(29,934)	13.02	(390)

Outstanding at September 30, 2000	871,290	7.57	6,597

Granted	22,500	2.48	56
Exercised	—	—	—
Forfeited or expired	(54,596)	12.45	(680)

Outstanding at September 30, 2001	839,194	7.12	5,973

Granted	343,500	3.62	1,243
Exercised	(29,390)	3.45	(101)
Forfeited or expired	(12,240)	11.60	(142)

Outstanding at September 30, 2002	1,141,064	$6.11	$6,973

        Options granted prior to the Offering were issued at exercise prices that represented management's estimates of the fair market value per share of Common Stock at the respective grant dates. Options granted since the Offering were issued at exercise prices that represented the fair market value per share of Common Stock at the respective grant dates. Grants that are forfeited or expired under the stock option plans are available for future issuance under these plans.

        The following table sets forth data related to exercise prices and lives for option grants made under the 1995 Stock Option Plan, the 1998 Stock Incentive Plan and the 1998 Non-Employee Director Stock Option Plan, including the options still outstanding related to the 301,164 options granted during November 1994:

	September 30, 2002
	Options Outstanding		Options Exercisable
Range of Exercise Prices	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
$2.43 - $7.00 (Avg. life: 5.7 years)	933,694	$3.89	622,060	$4.02
$8.63 - $13.38 (Avg. life: 5.3 years)	41,205	10.59	41,205	10.59
$17.50 (Avg. life: 5.3 years)	166,165	17.50	166,165	17.50

	1,141,064	$6.11	829,430	$7.05

        Based on application of the Black-Scholes option pricing model as prescribed in SFAS 123, the weighted average fair value per share of options granted was $2.93, $2.00 and $2.88 for the years ended September 30, 2000, 2001 and 2002, respectively. The Company's pro forma net income (loss) for the years ended September 30, 2000, 2001 and 2002 would have been $5,204, $6,785 and $(23,285), respectively, if compensation cost had been measured under the fair value method of SFAS 123. The Company's pro forma basic net income (loss) per common share for the years ended September 30, 2000, 2001 and 2002 would have been $0.45, $0.62, and $(2.10), respectively. The Company's pro forma diluted net income (loss) per common share for the years ended September 30, 2000, 2001 and 2002 would have been $0.43, $0.62 and $(2.06), respectively.

        The following assumptions were used in the application of the Black-Scholes option pricing model for the years ended September 30, 2000, 2001 and 2002, respectively: risk free interest rate of 6.65%, 5.05% and 3.81%; expected life of 7 years for each year; expected volatility of 90% each year; and expected dividend yield of 0% each year. Because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing valuation models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The initial impact on pro forma net income may not be representative of pro forma compensation expense in future years, depending upon the amount of stock options awarded in the future and their related vesting periods.

        Stock Purchase Plan—During the year ended September 30, 1998, the Company's Board of Directors adopted the Employee Stock Discount Purchase Plan. The Employee Stock Discount Purchase Plan is intended to give employees a convenient means of purchasing shares of Common Stock through payroll and lump-sum deductions. In aggregrate, 750,000 shares of Common Stock were reserved for issuance under the Employee Stock Discount Purchase Plan.

        Share Repurchase Program—During the year ended September 30, 2000, the Company repurchased 400,000 shares under its 1998 share repurchase program. During fiscal 2000, the Company's Board of Directors approved a new share repurchase program authorizing the Company to buy up to 1,500,000 shares of Common Stock of the Company. This repurchase program superceded the 1998 repurchase program. Under this new program, the Company repurchased a total of 518,287 shares and 690,446 warrants to purchase shares during fiscal 2000. The aggregate price of shares repurchased during fiscal 2000 was $3,309. The aggregate price of warrants repurchased during fiscal 2000 was $1,726. As of September 30, 2001, the Company held a total of 918,287 shares of stock in treasury. During the year ended September 30, 2002, the Company cancelled and retired all shares of stock held in treasury.

14. Operating Segments

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

        For informational purposes, net sales for branded products, bulk materials and neighborhood natural food markets are presented below for the years ended September 30, 2000, 2001 and 2002:

	Years Ended September 30,
	2000	2001	2002
Net Sales:
Branded Products	$96,332	$93,202	$96,319
Bulk Materials	10,481	10,378	8,216
Natural Food Markets	—	—	6,353

Total	$106,813	$103,580	$110,888

        The Company sells products worldwide. Net sales to distributors and customers outside the United States were less than 10% of consolidated net sales for each of the three years ended September 30, 2002.

15. Employee Benefit Plans

        401(k) Plan—The Company has a 401(k) defined contribution profit sharing plan that covers substantially all employees. Under the plan, employees may contribute up to 15% of their compensation subject to certain limitations. In addition, employees who meet certain age requirements may contribute additional amounts permitted by law under the plan. The Company makes matching contributions to the plan based on employee contributions and is permitted to make discretionary contributions under the plan. The amounts contributed to the plan by the Company during the years ended September 30, 2000, 2001 and 2002 were $419, $427 and $503, respectively.

16. Related Party Transactions

        During fiscal 2001, the Company loaned $10 to a Company officer in connection with a relocation requested by the Company. In a prior period, the Company also loaned $136 to another Company officer in connection with a relocation requested by the Company. Each of these loans bears compound interest annually at a rate in excess of the Company's weighted-average borrowing rate and matures within a ten-year period, or upon the occurrence of other specified events such as termination for cause. The total outstanding principal and interest on these loans were $178 and $184 at September 30, 2001 and 2002, respectively, and were classified as other non-current assets.

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

NUTRACEUTICAL INTERNATIONAL CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(dollars in thousands)
September 30, 2002
Deducted from related asset account:
Allowance for sales returns	$619	$—	$—	$22	$597
Allowance for doubtful accounts	$661	$240	$—	$173	$728
Provision for inventory	$3,908	$1,442	$72	$3,048	$2,374
September 30, 2001
Deducted from related asset account:
Allowance for sales returns	$659	$99	$—	$139	$619
Allowance for doubtful accounts	$597	$240	$—	$176	$661
Provision for inventory	$3,291	$1,812	$560	$1,755	$3,908
September 30, 2000
Deducted from related asset account:
Allowance for sales returns	$620	$124	$—	$85	$659
Allowance for doubtful accounts	$533	$129	$—	$65	$597
Provision for inventory	$1,855	$1,135	$1,135	$834	$3,291

QuickLinks

NUTRACEUTICAL INTERNATIONAL CORPORATION INDEX TO ANNUAL REPORT ON FORM 10-K
PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security-Holders.
  Item 4A. Executive Officers of the Registrant.
PART II
  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
Nutraceutical International Corporation Index to Consolidated Financial Statements
REPORT OF INDEPENDENT ACCOUNTANTS
Nutraceutical International Corporation Consolidated Balance Sheets (dollars in thousands, except per share data)
Nutraceutical International Corporation Consolidated Statements of Operations (dollars in thousands, except per share data)
Nutraceutical International Corporation Consolidated Statements of Cash Flows (dollars in thousands, except per share data)
Nutraceutical International Corporation Consolidated Statements of Stockholders' Equity and Comprehensive Income (dollars in thousands, except per share data)
Nutraceutical International Corporation Notes to Consolidated Financial Statements (dollars in thousands, except per share data)
NUTRACEUTICAL INTERNATIONAL CORPORATION SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS