Form 10-Q
period 2002-12-31
NUTRACEUTICAL INTERNATIONAL CORP
filed 2003-02-07
CIK 1050007

Use these links to rapidly review the document
NUTRACEUTICAL INTERNATIONAL CORPORATION INDEX

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

Commission file number 000-23731

NUTRACEUTICAL INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	87-0515089
(State of incorporation)	(IRS Employer Identification No.)

1400 Kearns Boulevard, 2nd Floor, Park City, Utah	84060
(Address of principal executive office)	(Zip code)

(435) 655-6106
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        At February 7, 2003, the registrant had 11,208,424 shares of common stock outstanding.

NUTRACEUTICAL INTERNATIONAL CORPORATION

INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	September 30, 2002(1)	December 31, 2002
ASSETS
Current assets:
Cash	$1,257	$1,884
Accounts receivable, net	9,758	9,381
Inventories, net	17,093	16,293
Prepaid expenses and other current assets	1,152	1,257
Deferred income taxes	1,443	1,443

Total current assets	30,703	30,258
Property, plant and equipment, net	21,263	20,926
Goodwill	2,310	2,310
Other non-current assets, net	1,249	1,221
Deferred income taxes	12,027	11,775

	$67,552	$66,490

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,023	$5,597
Accrued expenses	4,222	4,792

Total current liabilities	10,245	10,389
Long-term debt	14,500	10,500

Total liabilities	24,745	20,889

Stockholders' equity:
Common stock	112	112
Additional paid-in capital	38,454	38,605
Retained earnings	4,179	6,805
Cumulative translation adjustment	62	79

Total stockholders' equity	42,807	45,601

	$67,552	$66,490

(1)
The condensed consolidated balance sheet as of September 30, 2002 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(dollars in thousands, except per share data)

	Three months ended December 31,
	2001	2002
Net sales	$24,463	$28,901
Cost of sales	11,794	14,082

Gross profit	12,669	14,819
Operating expenses
Selling, general and administrative	8,375	10,384

Income from operations	4,294	4,435
Interest and other (income)/expense, net	303	199

Income before provision for income taxes	3,991	4,236
Provision for income taxes	1,497	1,610

Income before change in accounting principle	2,494	2,626
Cumulative effect of change in accounting principle, net of tax benefit of $16,454, related to adoption of goodwill impairment standard (Note 3)	(35,311)	—

Net income (loss)	$(32,817)	$2,626

Other comprehensive income (loss)
Foreign currency translation adjustment	(16)	17

Comprehensive income (loss)	$(32,833)	$2,643

Income before change in accounting principle per common share:
Basic	$0.23	$0.23
Diluted	0.22	0.23
Cumulative effect of change in accounting principle per common share:
Basic	$(3.20)	$—
Diluted	(3.18)	—
Net income (loss) per common share:
Basic	$(2.97)	$0.23
Diluted	(2.96)	0.23
Weighted average common shares outstanding:
Basic	11,048,778	11,178,784
Diluted	11,086,931	11,576,685

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Three months ended December 31,
	2001	2002
Cash flows from operating activities:
Net income (loss)	$(32,817)	$2,626
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,101	974
Amortization of deferred financing fees	65	46
Loss on disposals of property and equipment	—	14
Deferred income taxes	326	252
Tax benefit associated with stock option exercises	—	18
Cumulative effect of change in accounting principle, net of tax benefit of $16,454, related to adoption of goodwill impairment standard (Note 3)	35,311	—
Changes in assets and liabilities:
Accounts receivable, net	437	377
Inventories, net	810	800
Prepaid expenses and other current assets	(388)	(105)
Other non-current assets, net	(9)	(18)
Accounts payable	901	(426)
Accrued expenses	(1,106)	583

Net cash provided by operating activities	4,631	5,141

Cash flows from investing activities:
Purchases of property and equipment	(644)	(651)

Net cash used in investing activities	(644)	(651)

Cash flows from financing activities:
Payments on long-term debt	(4,000)	(4,000)
Payments of deferred financing fees	(130)	—
Proceeds from issuance of common stock	69	133

Net cash used in financing activities	(4,061)	(3,867)

Effect of exchange rate changes on cash	(2)	4

Net increase (decrease) in cash	(76)	627
Cash at beginning of period	2,074	1,257

Cash at end of period	$1,998	$1,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in thousands, except per share data)

1.  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) to present fairly the financial position of Nutraceutical International Corporation and its subsidiaries (the "Company") as of December 31, 2002, the results of its operations for the three months ended December 31, 2001 and 2002 and its cash flows for the three months ended December 31, 2001 and 2002, in conformity with accounting principles generally accepted in the United States of America for interim financial information applied on a consistent basis. The results for the three months ended December 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Accordingly, these financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 30, 2002, which was filed with the Securities and Exchange Commission on December 12, 2002.

2.    INVENTORIES, NET

        Inventories, net of reserves for obsolete and slow moving inventory, are comprised of the following:

	September 30, 2002	December 31, 2002
Raw materials	$3,541	$3,988
Work-in-process	2,957	2,790
Finished goods	10,595	9,515

	$17,093	$16,293

3.    ADOPTION OF ACCOUNTING STANDARD

        The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), effective October 1, 2001. In accordance with SFAS 142, the Company determined that it had one reporting unit at that date. The fair value of this reporting unit was determined using a market approach based on quoted market prices (Nasdaq: NUTR). Other valuation methods such as the income and cost approaches to value were also considered.

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

        The implied fair value of goodwill was determined to be $0 at October 1, 2001, and a non-cash goodwill impairment equal to the goodwill carrying amount of $51,765 was recognized in the Company's condensed consolidated financial statements. As prescribed by SFAS 142, the Company treated this non-cash goodwill impairment as a cumulative effect of change in accounting principle, which resulted in a non-cash charge of $35,311, net of tax benefit of $16,454, for the three months ended December 31, 2001, on the Company's Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

        During fiscal 2002, the Company acquired four neighborhood natural food markets. Goodwill of $2,310 was recorded related to these fiscal 2002 acquisitions. Based on the Company's adoption of SFAS 142 effective October 1, 2001, no amortization of goodwill was recorded for the three months ended December 31, 2001 and 2002. The Company had no other material intangible assets recorded on its Condensed Consolidated Balance Sheets as of September 30, 2002 and December 31, 2002.

4.    CAPITAL STOCK

        The following table provides a reconciliation of basic weighted average common shares (which represent the weighted average number of common shares outstanding without regard to potential common shares) to diluted weighted average common shares (which include potential common shares in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share):

	Three months ended December 31,
	2001	2002
Net income (numerator):
Income before change in accounting principle	$2,494	$2,626
Cumulative effect of change in accounting principle, net of tax benefit of $16,454, related to adoption of goodwill impairment standard	(35,311)	—

Net income (loss)	$(32,817)	$2,626

Weighted average common shares (denominator):
Basic weighted average common shares	11,048,778	11,178,784
Dilutive effect of stock options and warrants	38,153	397,901

Diluted weighted average common shares	11,086,931	11,576,685

Income before change in accounting principle per common share:
Basic	$0.23	$0.23
Diluted	0.22	0.23
Cumulative effect of change in accounting principle per common share:
Basic	$(3.20)	$—
Diluted	(3.18)	—
Net income (loss) per common share:
Basic	$(2.97)	$0.23
Diluted	(2.96)	0.23

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

        For informational purposes, net sales for branded products, bulk materials and neighborhood natural food markets are presented below for the three months ended December 31, 2001 and 2002:

	Three months ended December 31,
	2001	2002
Net Sales:
Branded Products	$22,397	$24,498
Bulk Materials	2,066	1,457
Natural Food Markets	—	2,946

Total	$24,463	$28,901

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

        In addition to its branded products, the Company manufactures bulk materials for use in its own products and for sale to other manufacturers and marketers in the nutritional supplement industry under the tradenames Monarch Nutritional Laboratories™ and Great Basin Botanicals™. The Company also distributes branded products of certain third parties, and owns and operates four neighborhood natural food markets under the trade names The Real Food Company™ and Thom's Natural Foods™.

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

Results of Operations

        The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three months ended December 31,
	2001	2002
Net sales	100.0%	100.0%
Cost of sales	48.2%	48.7%

Gross profit	51.8%	51.3%
Selling, general and administrative	34.2%	35.9%

Income from operations	17.6%	15.4%
Interest and other (income)/expense, net	1.3%	0.7%

Income before provision for income taxes	16.3%	14.7%
Provision for income taxes	6.1%	5.6%

Income before change in accounting principle	10.2%	9.1%
Cumulative effect of change in accounting principle, net of tax benefit of 67.3%, related to adoption of goodwill impairment standard	-144.3%	0.0%

Net income (loss)	-134.1%	9.1%

EBITDA(1)	22.1%	18.7%

(1)
See "—EBITDA."

Comparison of the Three Months Ended December 31, 2002 to the Three Months Ended December 31, 2001

        Net Sales.    Net sales increased by $4.4 million, or 18.1%, to $28.9 million for the three months ended December 31, 2002 ("first quarter of fiscal 2003") from $24.5 million for the three months ended December 31, 2001 ("first quarter of fiscal 2002"). Net sales of branded products increased by $2.1 million, or 9.4%, to $24.5 million for the first quarter of fiscal 2003 from $22.4 million for the first quarter of fiscal 2002. The increase in net sales of branded products was primarily the result of increased sales volume. Net sales of bulk materials decreased by $0.6 million, or 29.5%, to $1.5 million for the first quarter of fiscal 2003 from $2.1 million for the first quarter of fiscal 2002. The decrease in net sales of bulk materials was primarily the result of decreased sales volume related to decreased customer orders. Net sales of neighborhood natural food markets, the first of which were acquired in March 2002, were $2.9 million for the first quarter of fiscal 2003.

        Gross Profit.    Gross profit increased by $2.1 million, or 17.0%, to $14.8 million for the first quarter of fiscal 2003 from $12.7 million for the first quarter of fiscal 2002. As a percentage of net sales, gross profit decreased to 51.3% for the first quarter of fiscal 2003 from 51.8% for the first quarter of fiscal 2002. This decrease in gross profit as a percentage of net sales was primarily attributable to a change in sales mix. Sales for the neighborhood natural food markets, which were $2.9 million for the first quarter of fiscal 2003, have lower gross profit margins than sales of branded products.

        Selling, General and Administrative.    Selling, general and administrative expenses increased by $2.0 million, or 24.0%, to $10.4 million for the first quarter of fiscal 2003 from $8.4 million for the first quarter of fiscal 2002. As a percentage of net sales, selling, general and administrative expenses increased to 35.9% for the first quarter of fiscal 2003 from 34.2% for the first quarter of fiscal 2002. This increase in selling, general and administrative expenses was primarily attributable to the recently acquired neighborhood natural food markets, as well as general labor and cost increases and facility consolidation efforts.

        Interest and Other (Income)/Expense, Net.    Net interest and other (income)/expense decreased by $0.1 million, or 34.3%, to $0.2 million for the first quarter of fiscal 2003 from $0.3 million for the first quarter of fiscal 2002. As a percentage of net sales, net interest and other (income)/expense was 0.7% for the first quarter of fiscal 2003 compared to 1.3% for the first quarter of fiscal 2002. This decrease in net interest and other (income)/expense for the first quarter of fiscal 2003 was primarily attributable to decreased indebtedness resulting from repayments made under the Company's revolving credit facility as well as decreased interest rates.

        Provision for Income Taxes.    The Company's effective tax rate was 38.0% for the first quarter of fiscal 2003 and 37.5% for the first quarter of fiscal 2002. This increase in the Company's effective tax rate was due to a projected increase in the Company's marginal federal income tax rate. In each period, the Company's effective tax rate was higher than the federal statutory rate primarily due to state tax considerations.

        Cumulative Effect of Change in Accounting Principle.    As a result of the Company's adoption of SFAS 142 effective October 1, 2001, the Company recognized a non-cash goodwill impairment of $51.8 million in its condensed consolidated financial statements as of December 31, 2001. As prescribed by SFAS 142, the Company treated this non-cash goodwill impairment as a cumulative effect of change in accounting principle, which resulted in a non-cash charge of $35.3 million, which is net of tax benefit of $16.5 million, for the three months ended December 31, 2001, on its Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

EBITDA

        EBITDA (earnings before net interest and other (income)/expense, taxes, depreciation and amortization) is a commonly reported standard measure that is used by analysts and investors in the VMS Industry. Management considers EBITDA to be an important measure of the Company's operating performance. In addition, EBITDA provides additional information for determining the ability of the Company to meet its debt service requirements and for other comparative analyses of the Company's operating performance relative to other publicly traded nutritional supplement companies.

	Three months ended December 31,
	2001	2002
Income before change in accounting principle	$2,494	$2,626
Provision for income taxes	1,497	1,610
Interest and other (income)/expense, net(1)	303	199
Depreciation and amortization	1,101	974

EBITDA	$5,395	$5,409

(1)
Includes amortization of deferred financing fees.

        The Company's EBITDA was $5.4 million for both the first quarter of fiscal 2003 and the first quarter of fiscal 2002. EBITDA as a percentage of net sales decreased to 18.7% for the first quarter of fiscal 2003 from 22.1% for the first quarter of fiscal 2002.

        The Company understands that while EBITDA is frequently used by analysts in the evaluation of nutritional supplement companies, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. EBITDA is not intended as an alternative to cash flows from operating activities, as a measure of liquidity or as an alternative to net income as an indicator of the Company's operating performance or any other measure of performance in accordance with accounting principles generally accepted in the United States of America.

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

Liquidity and Capital Resources

        The Company had working capital of $19.9 million as of December 31, 2002 compared to $20.5 million as of September 30, 2002. This decrease in working capital was primarily the result of a decrease in inventories and accounts receivable and an increase in accrued expenses. These changes were partially offset by an increase in cash and a decrease in accounts payable.

        Net cash provided by operating activities for the three months ended December 31, 2002 was $5.1 million compared to $4.6 million for the comparable period in fiscal 2002. The increase in net cash provided by operating activities for the three months ended December 31, 2002 was primarily attributable to an increase in income before change in accounting principle as well as changes in cash provided by prepaid expenses and other current assets and accrued expenses which were partially offset by a change in cash used for accounts payable.

        Net cash used in investing activities was $0.7 million for the three months ended December 31, 2002 and $0.6 million for the comparable period in fiscal 2002. Capital expenditures during these periods related primarily to distribution and manufacturing equipment, building improvements related to facility consolidation efforts and, to a lesser extent, information systems.

        Net cash used in financing activities was $3.9 million for the three months ended December 31, 2002 compared to $4.1 million for the comparable period in fiscal 2002. Net cash used in financing activities was primarily related to repayments of borrowings under the Company's current and prior revolving credit facilities.

        The Company's current revolving credit facility had available credit borrowings of sixty million dollars at December 31, 2002. The available credit borrowings are reduced quarterly by $1.25 million beginning in March 2004. Borrowings under the revolving credit facility are collateralized by substantially all assets of the Company and bear interest at the applicable Eurodollar Rate plus a variable margin or at the base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At December 31, 2002, the applicable weighted-average interest rate for borrowings was 3.12%. The Company is also required to pay a variable quarterly fee on the unused balance under the revolving credit facility. At December 31, 2002, the applicable rate was 0.25%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The revolving credit facility matures on January 28, 2007, and the Company is required to repay all principal outstanding under the revolving credit facility on such date. Accordingly, the outstanding principal balance of $10.5 million at December 31, 2002 was classified as long-term debt.

        The revolving credit facility contains restrictive covenants, including restrictions on incurring other indebtedness, limitations on capital expenditures and requirements that the Company maintain certain financial ratios. As of December 31, 2002, the Company was in compliance with these restrictive covenants. Upon the occurrence of a default or an event of default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring the Company to repay all amounts borrowed under the revolving credit facility.

        The Company believes that borrowings under its revolving credit facility, together with cash flows from operations, will be sufficient to fund working capital needs and make anticipated capital expenditures during fiscal 2003, to continue to make certain acquisitions and to make required payments under its revolving credit facility.

        The Company's significant non-cancelable operating lease obligations as of December 31, 2002 are as follows:

Year Ending September 30,(1)	Operating Leases
2003	$744
2004	672
2005	240
2006	112
2007	105
Thereafter	330

$2,203

(1)
The amounts for the year ended September 30, 2003 include only payments to be made after December 31, 2002.

New Accounting Standards

        The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.) SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

        The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure ("SFAS 148"), which amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS 148 is effective for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. The Company expects to adopt the disclosure provisions of SFAS 148 for the quarter ending March 31, 2003.

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

Forward-Looking Statements

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

        The SEC maintains an Internet site (http://www.sec.gov) which contains reports, proxy and information statements, and other information regarding the Company. Copies of this Form 10-Q are available without charge upon request. Please contact the Company to request copies of this Form 10-Q (435-655-6106).

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

NUTRACEUTICAL INTERNATIONAL CORPORATION (Registrant)
Dated: February 7, 2003	By:	/s/ LESLIE M. BROWN, JR. Leslie M. Brown, Jr. Senior Vice President, Finance, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)