Form 10-Q/A
period 2002-12-31
NUTRACEUTICAL INTERNATIONAL CORP
filed 2003-02-19
CIK 1050007

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

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

YES ☒    NO ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐    NO ☒

At February 7, 2003, the Registrant had 11,208,424 shares of common stock outstanding.

EXPLANATION

This Form 10-Q/A is filed with reference to the undersigned Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2002, as filed with the Securities and Exchange Commission on February 7, 2003. This Form 10-Q/A is filed to correct the omission of the Registrant's Section 302 certifications, which should have been filed with the Registrant's Form 10-Q pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 15 U.S.C. 7201. The Registrant's Section 302 certifications are included herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEUTICAL INTERNATIONAL CORPORATION (Registrant)
Dated: February 19, 2003	By:	/s/ Leslie M. Brown, Jr. Leslie M. Brown, Jr. Senior Vice President, Finance, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)

I, Frank W. Gay II, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Nutraceutical International Corporation;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

  4.
  The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  6.
  The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:	February 7, 2003	/s/ Frank W. Gay II Frank W. Gay II Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

I, Leslie M. Brown, Jr., certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Nutraceutical International Corporation;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

  4.
  The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  6.
  The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:	February 7, 2003	/s/ Leslie M. Brown, Jr. Leslie M. Brown, Jr. Senior Vice President, Finance, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)

QuickLinks

EXPLANATION
SIGNATURE