Form 10-Q
period 2003-03-31
NUTRACEUTICAL INTERNATIONAL CORP
filed 2003-04-30
CIK 1050007

Use these links to rapidly review the document
NUTRACEUTICAL INTERNATIONAL CORPORATION INDEX

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

        At April 30, 2003, the registrant had 11,179,424 shares of common stock outstanding.

NUTRACEUTICAL INTERNATIONAL CORPORATION

INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	September 30, 2002(1)	March 31, 2003
ASSETS
Current assets
Cash	$1,257	$2,828
Accounts receivable, net	9,758	9,253
Inventories, net	17,093	15,517
Prepaid expenses and other current assets	1,152	1,520
Deferred income taxes	1,443	1,432

Total current assets	30,703	30,550
Property, plant and equipment, net	21,263	20,640
Goodwill	2,310	2,310
Other non-current assets, net	1,249	1,175
Deferred income taxes	12,027	11,523

	$67,552	$66,198

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$6,023	$5,087
Accrued expenses	4,222	4,145

Total current liabilities	10,245	9,232
Long-term debt	14,500	8,000

Total liabilities	24,745	17,232

Stockholders' equity
Common stock	112	112
Additional paid-in capital	38,454	38,809
Retained earnings	4,179	10,324
Accumulated other comprehensive income	62	96
Treasury stock	—	(375)

Total stockholders' equity	42,807	48,966

	$67,552	$66,198

(1)
The condensed consolidated balance sheet as of September 30, 2002 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(dollars in thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2002	2003	2002	2003
Net sales	$27,643	$30,586	$52,106	$59,487
Cost of sales	13,273	14,681	25,067	28,763

Gross profit	14,370	15,905	27,039	30,724
Operating expenses
Selling, general and administrative	10,020	10,101	18,395	20,485

Income from operations	4,350	5,804	8,644	10,239
Interest and other (income)/expense, net (Note 7)	(269)	129	34	328

Income before provision for income taxes	4,619	5,675	8,610	9,911
Provision for income taxes	1,732	2,156	3,229	3,766

Income before change in accounting principle	2,887	3,519	5,381	6,145
Cumulative effect of change in accounting principle, net of tax benefit of $16,454, related to adoption of goodwill impairment standard (Note 3)	—	—	(35,311)	—

Net income (loss)	$2,887	$3,519	$(29,930)	$6,145
Other comprehensive income (loss)
Foreign currency translation adjustment	—	17	(16)	34

Comprehensive income (loss)	$2,887	$3,536	$(29,946)	$6,179

Income before change in accounting principle per common share
Basic	$0.26	$0.31	$0.49	$0.55
Diluted	0.26	0.30	0.48	0.53
Cumulative effect of change in accounting principle per common share
Basic	$—	$—	$(3.19)	$—
Diluted	—	—	(3.15)	—
Net income (loss) per common share
Basic	$0.26	$0.31	$(2.70)	$0.55
Diluted	0.26	0.30	(2.67)	0.53
Weighted average common shares outstanding
Basic	11,095,368	11,206,105	11,071,817	11,192,294
Dilutive effect of stock options and warrants	212,484	419,566	125,319	408,734

Diluted	11,307,852	11,625,671	11,197,136	11,601,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Six months ended March 31,
	2002	2003
Cash flows from operating activities
Net income (loss)	$(29,930)	$6,145
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	2,190	1,918
Amortization of deferred financing fees	377	92
Loss on disposals of property and equipment	—	16
Deferred income taxes	650	515
Tax benefit associated with stock option exercises	—	43
Cumulative effect of change in accounting principle, net of tax benefit of $16,454, related to adoption of goodwill impairment standard (Note 3)	35,311	—
Changes in assets and liabilities
Accounts receivable, net	(240)	505
Inventories, net	1,851	1,576
Prepaid expenses and other current assets	(792)	(368)
Other non-current assets, net	(41)	(18)
Accounts payable	884	(936)
Accrued expenses	(630)	(63)

Net cash provided by operating activities	9,630	9,425

Cash flows from investing activities
Acquisition of business, net of cash acquired	(2,749)	—
Purchases of property and equipment	(1,577)	(1,311)

Net cash used in investing activities	(4,326)	(1,311)

Cash flows from financing activities
Proceeds from long-term debt	23,500	—
Payments on long-term debt	(28,000)	(6,500)
Payments of deferred financing fees	(846)	—
Proceeds from issuance of common stock	285	312
Repurchases of common stock	—	(375)

Net cash used in financing activities	(5,061)	(6,563)

Effect of exchange rate changes on cash	(5)	20

Net increase in cash	238	1,571
Cash at beginning of period	2,074	1,257

Cash at end of period	$2,312	$2,828

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in thousands, except per share data)

1.    INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) to present fairly the consolidated financial position of Nutraceutical International Corporation and its subsidiaries (the "Company") as of March 31, 2003, the results of its operations for the three months and six months ended March 31, 2002 and 2003 and its cash flows for the six months ended March 31, 2002 and 2003, in conformity with accounting principles generally accepted in the United States of America for interim financial information applied on a consistent basis. The results for the three months and six months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

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

2.    INVENTORIES, NET

        Inventories, net of reserves for obsolete and slow moving inventory, are comprised of the following:

	September 30, 2002	March 31, 2003
Raw materials	$3,541	$3,350
Work-in-process	2,957	2,864
Finished goods	10,595	9,303

	$17,093	$15,517

3.    GOODWILL

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

        The implied fair value of goodwill was determined to be $0 at October 1, 2001, and a non-cash goodwill impairment equal to the goodwill carrying amount of $51,765 was recognized in the Company's condensed consolidated financial statements. As prescribed by SFAS 142, the Company treated this non-cash goodwill impairment as a cumulative effect of change in accounting principle, which resulted in a non-cash charge of $35,311, net of tax benefit of $16,454, for the six months ended March 31, 2002, on the Company's Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

        During fiscal 2002, the Company acquired several neighborhood natural food markets. Goodwill of $2,310 was recorded related to these fiscal 2002 acquisitions. Based on the Company's adoption of SFAS 142 effective October 1, 2001, no amortization of goodwill was recorded for the three months and six months ended March 31, 2002 and 2003. The Company had no other material intangible assets recorded on its Condensed Consolidated Balance Sheets as of September 30, 2002 and March 31, 2003.

4.    CAPITAL STOCK

        A reconciliation of basic weighted average common shares (which represent the weighted average number of common shares outstanding without regard to potential common shares) to diluted weighted average common shares (which include potential common shares in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share) is provided on the Company's Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

        Stock options to purchase 209,127 and 183,040 shares of common stock that were outstanding at March 31, 2002 and 2003, respectively, were not included in the computation of diluted earnings per share because the exercise prices of these stock options were greater than the average share price of the Company's common stock and, therefore, the effect would have been antidilutive. Stock options and warrants to purchase 644,029 and 193,794 shares of common stock that were outstanding at December 31, 2001 and 2002, respectively, were not included in the computation of diluted earnings per share because the exercise prices of these stock options and warrants were greater than the average share price of the Company's common stock and, therefore, the effect would have been antidilutive.

5.    STOCK REPURCHASE

        In fiscal 2000, the Company's Board of Directors approved a stock repurchase program authorizing the Company to buy up to 1.5 million shares of its outstanding common stock. Under this approved stock repurchase program, the Company may purchase common stock from time to time on the open market and in individually negotiated transactions. During the three months ended March 31, 2003, the Company repurchased a total of 53,025 shares of common stock, which are currently held as treasury stock, at an aggregate price of $375. Total repurchases under this stock repurchase program from inception to March 31, 2003 were 571,312 shares of common stock at an aggregate price of $2,060.

6.    OPERATING SEGMENTS

        The Company is a manufacturer and marketer of quality branded products sold to health and natural food stores in the United States, and to distributors and stores worldwide. In addition to branded products, the Company manufactures bulk materials for use in its own products and for sale to other manufacturers and marketers in the nutritional supplement industry. The Company also owns and operates neighborhood natural food markets. Based on the Company's method of internal reporting, the Company has one operating segment. Other than net sales, the Company does not review operating results on a disaggregated basis.

        For informational purposes only, net sales for branded products, bulk materials and neighborhood natural food markets are presented below for the three months and six months ended March 31, 2002 and 2003:

	Three months ended March 31,		Six months ended March 31,
	2002	2003	2002	2003
Net Sales
Branded Products	$24,956	$25,827	$47,352	$50,325
Bulk Materials	1,896	1,806	3,963	3,263
Natural Food Markets	791	2,953	791	5,899

Total	$27,643	$30,586	$52,106	$59,487

        The Company sells products worldwide. Net sales to distributors and customers outside the United States are less than 10% of consolidated net sales.

7.    LEGAL SETTLEMENT

        For the three months and six months ended March 31, 2002, the Company recognized pre-tax other income of $815, or $0.05 diluted earnings per share after tax, for payment received as partial settlement of price-fixing litigation to which the Company was a plaintiff.

8.    STOCK-BASED COMPENSATION

        The Company accounts for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation cost is reflected in net income, as all options granted under those stock-based employee compensation plans had exercise prices equal to the market values of the underlying common shares on the dates of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended March 31,		Six months ended March 31,
	2002	2003	2002	2003
Net income (loss), as reported	$2,887	$3,519	$(29,930)	$6,145
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(87)	(56)	(174)	(112)

Pro forma net income (loss)	$2,800	$3,463	$(30,104)	$6,033

Earnings per share
Basic—as reported	$0.26	$0.31	$(2.70)	$0.55
Basic—pro forma	0.25	0.31	(2.72)	0.54
Diluted—as reported	$0.26	$0.30	$(2.67)	$0.53
Diluted—pro forma	0.25	0.30	(2.69)	0.52

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        The following discussion and analysis should be read in conjunction with the response to Part I, Item 1. Financial Statements of this report.

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

        In addition to its branded products, the Company manufactures bulk materials for use in its own products and for sale to other manufacturers and marketers in the nutritional supplement industry under the tradenames Monarch Nutritional Laboratories™ and Great Basin Botanicals™. The Company also distributes branded products of certain third parties, and owns and operates neighborhood natural food markets under the trade names The Real Food Company™ and Thom's Natural Foods™.

        The Company was formed in 1993 by senior management and Bain Capital, Inc. to effect a consolidation strategy in the fragmented vitamin, mineral, herbal and other nutritional supplements industry (the "VMS Industry"). Since its formation, the Company has completed the following acquisitions: Solaray, Inc., Premier One Products, Inc., Makers of KAL, Inc. and Makers of KAL, B.V., Monarch Nutritional Laboratories, Inc., Action Labs, Inc., NutraForce (Canada) International, Inc., Woodland Publishing, Inc. and Summit Graphics, Inc., Thompson Nutritionals, Inc., The Real Food Company, Inc. and Thom's Natural Foods. As a result of these acquisitions, internal growth and cost management, management believes that the Company is well positioned to continue to capitalize on the consolidation the Company believes is occurring in the VMS Industry.

Results of Operations

        The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
	2002	2003	2002	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	48.0%	48.0%	48.1%	48.4%

Gross profit	52.0%	52.0%	51.9%	51.6%
Selling, general and administrative	36.3%	33.0%	35.3%	34.4%

Income from operations	15.7%	19.0%	16.6%	17.2%
Interest and other (income)/expense, net	-1.0%	0.4%	0.1%	0.6%

Income before provision for income taxes	16.7%	18.6%	16.5%	16.6%
Provision for income taxes	6.3%	7.1%	6.2%	6.3%

Income before change in accounting principle	10.4%	11.5%	10.3%	10.3%
Cumulative effect of change in accounting principle, net of tax benefit of 31.6%, related to adoption of goodwill impairment standard	0.0%	0.0%	-67.7%	0.0%

Net income (loss)	10.4%	11.5%	-57.4%	10.3%

EBITDA (1)	19.7%	22.1%	20.8%	20.4%

(1)
See "—EBITDA."

Comparison of the Three Months Ended March 31, 2003 to the Three Months Ended March 31, 2002

        Net Sales.    Net sales increased by $3.0 million, or 10.6%, to $30.6 million for the three months ended March 31, 2003 ("second quarter of fiscal 2003") from $27.6 million for the three months ended March 31, 2002 ("second quarter of fiscal 2002"). Net sales of branded products increased by $0.9 million, or 3.5%, to $25.8 million for the second quarter of fiscal 2003 from $24.9 million for the second quarter of fiscal 2002. The increase in net sales of branded products was primarily the result of increased sales volume. Net sales of bulk materials decreased by $0.1 million, or 4.7%, to $1.8 million for the second quarter of fiscal 2003 from $1.9 million for the second quarter of fiscal 2002. The decrease in net sales of bulk materials was primarily the result of decreased sales volume. Net sales of neighborhood natural food markets, the first of which were acquired in March 2002, were $3.0 million for the second quarter of fiscal 2003 and $0.8 million for the second quarter of fiscal 2002.

        Gross Profit.    Gross profit increased by $1.5 million, or 10.7%, to $15.9 million for the second quarter of fiscal 2003 from $14.4 million for the second quarter of fiscal 2002. This increase in gross profit was primarily attributable to the increase in net sales. As a percentage of net sales, gross profit remained constant at 52.0% for the second quarter of fiscal 2003 and the second quarter of fiscal 2002 despite a change in sales mix. Sales for the neighborhood natural food markets, which were $3.0 million for the second quarter of fiscal 2003 compared to $0.8 million for the second quarter of fiscal 2002, have lower gross profit margins than sales of branded products.

        Selling, General and Administrative.    Selling, general and administrative expenses increased by $0.1 million, or 0.8%, to $10.1 million for the second quarter of fiscal 2003 from $10.0 million for the second quarter of fiscal 2002. This increase in selling, general and administrative expenses was primarily attributable to the recently acquired neighborhood natural food markets, as well as general labor and cost increases and facility consolidation efforts. As a percentage of net sales, selling, general and administrative expenses decreased to 33.0% for the second quarter of fiscal 2003 from 36.3% for the second quarter of fiscal 2002. This decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to operating leverage associated with increased sales levels.

        Interest and Other (Income)/Expense, Net.    Net interest and other (income)/expense for the second quarter of fiscal 2002 includes other income of $0.8 million for payment received as partial settlement of price fixing litigation to which the Company was a plaintiff. Exclusive of this litigation settlement, net interest and other (income)/expense decreased by $0.4 million, or 76.4%, to $0.1 million for the second quarter of fiscal 2003 from $0.5 million for the second quarter of fiscal 2002. As a percentage of net sales, net interest and other (income)/expense was 0.4% for the second quarter of fiscal 2003 compared to 2.0% for the second quarter of fiscal 2002. This decrease in net interest and other (income)/expense for the second quarter of fiscal 2003 was primarily attributable to decreased indebtedness resulting from repayments made under the Company's revolving credit facility as well as decreased interest rates.

        Provision for Income Taxes.    The Company's effective tax rate was 38.0% for the second quarter of fiscal 2003 and 37.5% for the second quarter of fiscal 2002. This increase in the Company's effective tax rate was due to an increase in the Company's marginal federal income tax rate. In each period, the Company's effective tax rate was higher than the federal statutory rate primarily due to state tax considerations.

Comparison of the Six Months Ended March 31, 2003 to the Six Months Ended March 31, 2002

        Net Sales.    Net sales increased by $7.4 million, or 14.2%, to $59.5 million for the six months ended March 31, 2003 from $52.1 million for the six months ended March 31, 2002. Net sales of branded products increased by $3.0 million, or 6.3%, to $50.3 million for the six months ended March 31, 2003 from $47.3 million for the six months ended March 31, 2002. The increase in net sales of branded products was primarily the result of increased sales volume. Net sales of bulk materials decreased by $0.7 million, or 17.7%, to $3.3 million for the six months ended March 31, 2003 from $4.0 million for the six months ended March 31, 2002. The decrease in net sales of bulk materials was primarily the result of decreased sales volume. Net sales of neighborhood natural food markets, the first of which were acquired in March 2002, were $5.9 million for the six months ended March 31, 2003 and $0.8 million for the six months ended March 31, 2002.

        Gross Profit.    Gross profit increased by $3.7 million, or 13.6%, to $30.7 million for the six months ended March 31, 2003 from $27.0 million for the six months ended March 31, 2002. This increase in gross profit was primarily attributable to the increase in net sales. As a percentage of net sales, gross profit decreased to 51.6% for the six months ended March 31, 2003 from 51.9% for the six months ended March 31, 2002. This decrease in gross profit as a percentage of net sales was primarily attributable to a change in sales mix. Sales for the neighborhood natural food markets, which were $5.9 million for the six months ended March 31, 2003 and $0.8 million for the six months ended March 31, 2002, have lower gross profit margins than sales of branded products.

        Selling, General and Administrative.    Selling, general and administrative expenses increased by $2.1 million, or 11.4%, to $20.5 million for the six months ended March 31, 2003 from $18.4 million for the six months ended March 31, 2002. This increase in selling, general and administrative expenses was primarily attributable to the recently acquired neighborhood natural food markets, as well as general labor and cost increases and facility consolidation efforts. As a percentage of net sales, selling, general and administrative expenses decreased to 34.4% for the six months ended March 31, 2003 from 35.3% for the six months ended March 31, 2002. This decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to operating leverage associated with increased sales levels.

        Interest and Other (Income)/Expense, Net.    Net interest and other (income)/expense for the six months ended March 31, 2002 includes other income of $0.8 million for payment received as partial settlement of price fixing litigation to which the Company was a plaintiff. Exclusive of this litigation settlement, net interest and other (income)/expense decreased by $0.5 million, or 61.4%, to $0.3 million for the six months ended March 31, 2003 from $0.8 million for the six months ended March 31, 2002. As a percentage of net sales, net interest and other (income)/expense was 0.6% for the six months ended March 31, 2003 compared to 1.6% for the six months ended March 31, 2002. This decrease in net interest and other (income)/expense for the six months ended March 31, 2003 was primarily attributable to decreased indebtedness resulting from repayments made under the Company's revolving credit facility as well as decreased interest rates.

        Provision for Income Taxes.    The Company's effective tax rate was 38.0% for the six months ended March 31, 2003 and 37.5% for the six months ended March 31, 2002. This increase in the Company's effective tax rate was due to an increase in the Company's marginal federal income tax rate. In each period, the Company's effective tax rate was higher than the federal statutory rate primarily due to state tax considerations.

        Cumulative Effect of Change in Accounting Principle.    As a result of the Company's adoption of SFAS 142 effective October 1, 2001, the Company recognized a non-cash goodwill impairment of $51.8 million in its condensed consolidated financial statements. As prescribed by SFAS 142, the Company treated this non-cash goodwill impairment as a cumulative effect of change in accounting principle, which resulted in a non-cash charge of $35.3 million, which was net of tax benefit of $16.5 million, for the six months ended March 31, 2002, on its Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

	Three months ended March 31,		Six months ended March 31,
	2002	2003	2002	2003
Income before change in accounting principle	$2,887	$3,519	$5,381	$6,145
Provision for income taxes	1,732	2,156	3,229	3,766
Interest and other (income)/expense, net(1)	(269)	129	34	328
Depreciation and amortization(2)	1,089	944	2,190	1,918

EBITDA	$5,439	$6,748	$10,834	$12,157

(1)
EBITDA includes an add-back for amortization of deferred financing fees and, for the three months and six months ended March 31, 2002, EBITDA excludes other income of $815 for payment received as partial settlement of price-fixing litigation to which the Company was a plaintiff.

(2)
EBITDA includes an add-back for non-recurring amortization of inventory write-up of $44 for the three months and six months ended March 31, 2002.

        The Company's EBITDA increased $1.3 million to $6.7 million for the second quarter of fiscal 2003 from $5.4 million for the second quarter of fiscal 2002. EBITDA as a percentage of net sales increased to 22.1% for the second quarter of fiscal 2003 from 19.7% for the second quarter of fiscal 2002.

        The Company's EBITDA increased $1.4 million to $12.2 million for the six months ended March 31, 2003 from $10.8 million for the six months ended March 31, 2002. EBITDA as a percentage of net sales decreased to 20.4% for the six months ended March 31, 2003 from 20.8% for the six months ended March 31, 2002. This decrease in EBITDA as a percentage of net sales was primarily attributable to the acquisition of the neighborhood natural food markets which have lower operating margins than sales of branded products.

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

Liquidity and Capital Resources

        The Company had working capital of $21.3 million as of March 31, 2003 compared to $20.5 million as of September 30, 2002. This increase in working capital was primarily the result of an increase in cash and a decrease in accounts payable. These changes were partially offset by decreases in accounts receivable and inventory.

        Net cash provided by operating activities for the six months ended March 31, 2003 was $9.4 million compared to $9.6 million for the comparable period in fiscal 2002. The decrease in net cash provided by operating activities for the six months ended March 31, 2003 was primarily attributable to cash used to reduce accounts payable partially offset by changes in cash provided by accounts receivable, accrued expenses and income before change in accounting principle.

        Net cash used in investing activities was $1.3 million for the six months ended March 31, 2003 and $4.3 million for the comparable period in fiscal 2002. The decrease in cash used in investing activities was primarily the result of the March 1, 2002 acquisition of substantially all of the assets of several neighborhood natural food markets. Capital expenditures during these periods related primarily to distribution and manufacturing equipment, building improvements related to facility consolidation efforts and, to a lesser extent, information systems.

        Net cash used in financing activities was $6.6 million for the six months ended March 31, 2003 compared to $5.1 million for the comparable period in fiscal 2002. Net cash used in financing activities was primarily related to repayments of borrowings under the Company's current and prior revolving credit facilities.

        The Company's current revolving credit facility had available credit borrowings of sixty million dollars at March 31, 2003. The available credit borrowings are reduced quarterly by $1.25 million beginning in March 2004 and continuing through September 2006, which represents an aggregate reduction of $13.75 million. Borrowings under the revolving credit facility are collateralized by substantially all assets of the Company. At the Company's election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at the Base Rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At March 31, 2003, the applicable weighted-average interest rate for borrowings was 2.84%. The Company is also required to pay a variable quarterly fee on the unused balance under the revolving credit facility. At March 31, 2003, the applicable rate was 0.25%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The revolving credit facility matures on January 28, 2007, and the Company is required to repay all principal outstanding under the revolving credit facility on such date. Accordingly, the outstanding principal balance of $8.0 million at March 31, 2003 was classified as long-term debt.

        The revolving credit facility contains restrictive covenants, including restrictions on incurring other indebtedness, limitations on capital expenditures and requirements that the Company maintain certain financial ratios. As of March 31, 2003, the Company was in compliance with these restrictive covenants. Upon the occurrence of a default or an event of default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring the Company to repay all amounts borrowed under the revolving credit facility.

        The Company believes that borrowings under its revolving credit facility, together with cash flows from operations, will be sufficient to fund working capital needs and make anticipated capital expenditures during fiscal 2003, to continue to make certain acquisitions and to make payments under its revolving credit facility as required.

        The Company's significant non-cancelable operating lease obligations as of March 31, 2003 are as follows:

Year Ending September 30,(1)	Operating Leases
2003	$459
2004	682
2005	240
2006	112
2007	105
Thereafter	330

$1,928

(1)
The amounts for the year ending September 30, 2003 include only payments to be made after March 31, 2003.

New Accounting Standards

        The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, for the second quarter ended March 31, 2003.

        Based on the Company's review of new accounting standards released during the second quarter ended March 31, 2003, the Company did not identify any standard requiring adoption that would have a significant impact on its financial statements for the periods reported.

Inflation

        Inflation affects the cost of raw materials, goods and services used by the Company. In recent years, inflation has been modest. The competitive environment somewhat limits the ability of the Company to recover higher costs resulting from inflation by raising prices. Overall, product prices have generally been stable. The Company seeks to mitigate the adverse effects of inflation primarily through improved productivity and cost containment programs. The Company does not believe that inflation has had a material impact on its results of operations for the periods presented, except with respect to payroll, payroll-related costs and federal, state and other government imposed regulations.

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

        In addition, any forward-looking statements represent the Company's estimates only as of the day this Form 10-Q was first filed with the SEC and should not be relied upon as representing the Company's estimates as of any subsequent date. No assurance can be given that the future results covered by such forward-looking statements will be achieved and readers are cautioned not to place undue reliance on forward-looking statements or historical results of the Company. While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so.

        The SEC maintains an Internet site (http://www.sec.gov) which contains reports, proxy and information statements, and other information regarding the Company. Copies of this Form 10-Q are available without charge upon request. Please contact the Company to request copies of this Form 10-Q (435-655-6106).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        At the Company's election, borrowings under the Company's revolving credit facility bear interest at the applicable Eurodollar Rate plus a variable margin or at the Base Rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At March 31, 2003, the applicable weighted-average interest rate for borrowings was 2.84% and the Company had total borrowings outstanding of $8.0 million. To date, the Company has not obtained interest rate protection with respect to these borrowings.

Item 4. Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    The Company's chief executive officer and its chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of the quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information related to the Company and its consolidated subsidiaries would be made known to them by others within those entities. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

        Changes in Internal Controls.    There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        As discussed in other filings, the Company is subject to regulation by a number of federal, state and foreign agencies and is involved in various legal matters arising in the normal course of business.

        The Company carries insurance coverage in the types and amounts that management considers reasonably adequate to cover the risks it faces in the industry in which it competes. However, the Company's current liability policy excludes claims related to certain ingredients, including products containing ephedra.

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

Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Stockholders of the Company was held on March 7, 2003, at which meeting the stockholders voted to elect two individuals to serve as Class II Directors of the Company and to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent certified public accountants for the fiscal year ending September 30, 2003.

        The nominees for election as Class II Directors of the Company are listed below. The results were as follows:

Nominee	For	Against/ Withheld	Abstain	Non-Voting
Micheal D. Burke	10,733,733	31,250	—	443,441
James D. Stice	10,733,333	31,650	—	443,441

        The names of other Directors of the Company whose term of office continued after the meeting are as follows:

    Frank W. Gay II (Chairman)
    Robert C. Gay
    Jeffrey A. Hinrichs
    Matthew S. Levin
    J. Steven Young

        Other matters voted upon at the meeting and the results of those votes were as follows:

	For	Against/ Withheld	Abstain	Non-Voting
Ratification of PricewaterhouseCoopers LLP as the Company's independent certified public accountants	10,717,081	38,447	9,455	443,441

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  99.1
  Certifications of Quarterly Financial Report

  (b)
  Reports on Form 8-K

    None

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEUTICAL INTERNATIONAL CORPORATION (Registrant)
Date: April 30, 2003	By:	/s/ LESLIE M. BROWN, JR. Leslie M. Brown, Jr. Senior Vice President, Finance, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)

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

Date: April 30, 2003	/s/ Frank W. Gay II Frank W. Gay II Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

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

Date: April 30, 2003	/s/ Leslie M. Brown, Jr. Leslie M. Brown, Jr. Senior Vice President, Finance, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)