Form 10-Q
period 2003-06-30
NUTRACEUTICAL INTERNATIONAL CORP
filed 2003-07-29
CIK 1050007

Use these links to rapidly review the document
NUTRACEUTICAL INTERNATIONAL CORPORATION INDEX

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

        At July 29, 2003, the registrant had 11,191,310 shares of common stock outstanding.

NUTRACEUTICAL INTERNATIONAL CORPORATION

INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	September 30, 2002(1)	June 30, 2003
ASSETS
Current assets
Cash	$1,257	$2,603
Accounts receivable, net	9,758	9,968
Inventories, net	17,093	19,364
Prepaid expenses and other current assets	1,152	2,041
Deferred income taxes	1,443	1,829

Total current assets	30,703	35,805
Property, plant and equipment, net	21,263	20,997
Goodwill	2,310	9,870
Intangible assets, net	156	4,476
Other non-current assets, net	1,093	1,044
Deferred income taxes, net	12,027	10,173

	$67,552	$82,365

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$6,023	$5,852
Accrued expenses	4,222	6,205

Total current liabilities	10,245	12,057
Long-term debt	14,500	18,000
Other non-current liabilities	—	450

Total liabilities	24,745	30,507

Stockholders' equity
Common stock	112	112
Additional paid-in capital	38,454	38,959
Retained earnings	4,179	13,526
Accumulated other comprehensive income	62	143
Treasury stock	—	(882)

Total stockholders' equity	42,807	51,858

	$67,552	$82,365

(1)
The condensed consolidated balance sheet as of September 30, 2002 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(dollars in thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2002	2003	2002	2003
Net sales	$29,488	$29,690	$81,594	$89,177
Cost of sales	14,506	14,205	39,573	42,968

Gross profit	14,982	15,485	42,021	46,209
Operating expenses
Selling, general and administrative	9,796	10,152	28,191	30,637
Amortization of intangible assets	—	39	—	39

Income from operations	5,186	5,294	13,830	15,533
Interest and other (income)/expense, net (Note 8)	(1,473)	129	(1,439)	457

Income before provision for income taxes	6,659	5,165	15,269	15,076
Provision for income taxes	2,497	1,963	5,726	5,729

Income before change in accounting principle	4,162	3,202	9,543	9,347
Cumulative effect of change in accounting principle, net of tax benefit of $16,454, related to adoption of goodwill impairment standard (Note 4)	—	—	(35,311)	—

Net income (loss)	$4,162	$3,202	$(25,768)	$9,347
Other comprehensive income (loss)
Foreign currency translation adjustment	71	47	55	81

Comprehensive income (loss)	$4,233	$3,249	$(25,713)	$9,428

Income before change in accounting principle per common share
Basic	$0.37	$0.29	$0.86	$0.84
Diluted	0.36	0.28	0.85	0.81
Cumulative effect of change in accounting principle per common share
Basic	$—	$—	$(3.18)	$—
Diluted	—	—	(3.13)	—
Net income (loss) per common share
Basic	$0.37	$0.29	$(2.32)	$0.84
Diluted	0.36	0.28	(2.28)	0.81
Weighted average common shares outstanding
Basic	11,137,635	11,152,473	11,094,982	11,179,020
Dilutive effect of stock options and warrants	289,482	385,707	180,040	401,059

Diluted	11,427,117	11,538,180	11,275,022	11,580,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Nine months ended June 30,
	2002	2003
Cash flows from operating activities
Net income (loss)	$(25,768)	$9,347
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	3,197	2,888
Amortization of deferred financing fees	420	137
Loss on disposals of property and equipment	15	15
Deferred income taxes	975	795
Tax benefit associated with stock option exercises	—	55
Cumulative effect of change in accounting principle, net of tax benefit of $16,454, related to adoption of goodwill impairment standard (Note 4)	35,311	—
Changes in assets and liabilities, net of effects of acquisitions of businesses
Accounts receivable, net	144	899
Inventories, net	2,180	1,904
Prepaid expenses and other current assets	(511)	(244)
Other non-current assets, net	(44)	(61)
Accounts payable	606	(1,158)
Accrued expenses	924	1,029

Net cash provided by operating activities	17,449	15,606

Cash flows from investing activities
Acquisitions of businesses, net of cash acquired	(3,042)	(15,009)
Payments on non-compete agreements	—	(325)
Purchase of note receivable	(2,750)	—
Purchases of property and equipment	(3,356)	(2,027)

Net cash used in investing activities	(9,148)	(17,361)

Cash flows from financing activities
Proceeds from long-term debt	26,500	13,500
Payments on long-term debt	(34,000)	(10,000)
Payments of deferred financing fees	(863)	—
Proceeds from issuance of common stock	373	450
Repurchases of common stock	—	(882)

Net cash provided by (used in) financing activities	(7,990)	3,068

Effect of exchange rate changes on cash	9	33

Net increase in cash	320	1,346
Cash at beginning of period	2,074	1,257

Cash at end of period	$2,394	$2,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in thousands, except per share data)

1.     INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) to present fairly the consolidated financial position of Nutraceutical International Corporation and its subsidiaries (the "Company") as of June 30, 2003, the results of their operations for the three months and nine months ended June 30, 2002 and 2003 and their cash flows for the nine months ended June 30, 2002 and 2003, in conformity with accounting principles generally accepted in the United States of America for interim financial information applied on a consistent basis. The results for the three months and nine months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

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

2.     INVENTORIES, NET

        Inventories, net of reserves for obsolete and slow moving inventory, are comprised of the following:

	September 30, 2002	June 30, 2003
Raw materials	$3,541	$4,495
Work-in-process	2,957	2,386
Finished goods	10,595	12,483

	$17,093	$19,364

3.     ACQUISITONS

        On June 13, 2003, the Company acquired the Nature's Life® brand of nutritional supplements, which are sold in health and natural food stores, by purchasing 100% of the stock of M.K. Health Food Distributors, Inc. On June 30, 2003, the Company acquired the Arizona Health Foods™ chain of 11 health food stores, by purchasing substantially all of the operating assets of Arizona Health Foods, Inc. These acquisitions are in keeping with the Company's business strategy of consolidating the fragmented industry where it competes.

        The aggregate purchase price of these two acquisitions was approximately $15,009. These acquisitions were accounted for using the purchase method of accounting. Accordingly, the aggregate purchase price was assigned to the assets acquired and liabilities assumed based on their fair market values at the respective dates of acquisition. The excess of aggregate purchase price over the fair market values of the assets acquired and liabilities assumed was classified as goodwill. The Company's Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) presented herein include the activities of these acquired businesses from their respective dates of acquisition. The following reflects the allocation of the aggregate purchase price for these acquisitions to the aggregate assets acquired and liabilities assumed:

Current assets, net	$6,354
Property, plant and equipment	571
Goodwill	7,560
Intangible assets, net	3,340
Other non-current assets	46
Non-current deferred income taxes	(1,098)
Current liabilities	(1,764)

$15,009

        Acquired intangible assets, which have an aggregate value of $3,340, represent trademarks and tradenames that have indefinite lives and are not subject to amortization.

        In connection with these acquisitions, the Company entered into certain non-compete and consulting arrangements. The non-compete agreements are classified as intangible assets at June 30, 2003 and are being amortized over the terms of the respective agreements.

4.     GOODWILL

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

        The implied fair value of goodwill was determined to be $0 at October 1, 2001, and a non-cash goodwill impairment equal to the goodwill carrying amount of $51,765 was recognized in the Company's condensed consolidated financial statements. As prescribed by SFAS 142, the Company treated this non-cash goodwill impairment as a cumulative effect of change in accounting principle, which resulted in a non-cash charge of $35,311, net of tax benefit of $16,454, for the nine months ended June 30, 2002, on the Company's Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

        The change in the carrying amount of goodwill from September 30, 2001 to June 30, 2003 was as follows:

Goodwill
Balance as of September 30, 2001	$51,765
Impairment loss recognized during quarter ended December 31, 2001	(51,765)
Goodwill attributable to fiscal 2002 acquisitions	2,310
Goodwill attributable to fiscal 2003 acquisitions	7,560

Balance as of June 30, 2003	$9,870

        Based on the Company's adoption of SFAS 142 effective October 1, 2001, no amortization of goodwill was recorded for the three months and nine months ended June 30, 2002 and 2003.

5.     CAPITAL STOCK

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

        Stock options to purchase 209,040 and 218,744 shares of common stock that were outstanding at June 30, 2002 and 2003, respectively, were not included in the computation of diluted earnings per share because the exercise prices of these stock options were greater than the average share price of the Company's common stock and, therefore, the effect would have been antidilutive.

6.     STOCK REPURCHASE

        In fiscal 2000, the Company's Board of Directors approved a stock repurchase program authorizing the Company to buy up to 1.5 million shares of its outstanding common stock. Under this approved stock repurchase program, the Company may purchase common stock from time to time on the open market and in individually negotiated transactions. During the nine months ended June 30, 2003, the Company repurchased a total of 110,990 shares of common stock, which are currently held as treasury stock, at an aggregate price of $882. Total repurchases under this stock repurchase program from inception to June 30, 2003 were 629,277 shares of common stock at an aggregate price of $2,566.

7.     OPERATING SEGMENTS

        The Company is a manufacturer and marketer of quality branded products sold to health and natural food stores in the United States, and to distributors and stores worldwide. In addition to branded products, the Company manufactures bulk materials for use in its own products and for sale to other manufacturers and marketers in the nutritional supplement industry. The Company also owns and operates neighborhood natural food markets and health food stores. Based on the Company's method of internal reporting, the Company has one operating segment. Other than net sales, the Company does not review operating results on a disaggregated basis.

        For informational purposes only, net sales for branded products, bulk materials and neighborhood natural food markets are presented below for the three months and nine months ended June 30, 2002 and 2003:

	Three months ended June 30,		Nine months ended June 30,
	2002	2003	2002	2003
Net Sales
Branded Products	$24,819	$24,657	$72,171	$74,983
Bulk Materials	2,222	2,017	6,185	5,279
Natural Food Markets	2,447	3,016	3,238	8,915

Total	$29,488	$29,690	$81,594	$89,177

        The Company sells products worldwide. Net sales to distributors and customers outside the United States are less than 10% of consolidated net sales.

8.     LEGAL SETTLEMENT

        For the three months ended June 30, 2002, the Company recognized pre-tax other income of $1,759 ($1,099 after tax effect), or $0.10 per share as diluted earnings after tax, for payment received as partial settlement of price-fixing litigation to which the Company was a plaintiff. For the nine months ended June 30, 2002, the Company recognized total pre-tax other income of $2,574 ($1,609 after tax effect), or $0.14 per share as diluted earnings after tax, for payments received as partial settlement of this price-fixing litigation.

9.     STOCK-BASED COMPENSATION

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

	Three months ended June 30,		Nine months ended June 30,
	2002	2003	2002	2003
Net income (loss), as reported	$4,162	$3,202	$(25,768)	$9,347
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(87)	(59)	(261)	(177)

Pro forma net income (loss)	$4,075	$3,143	$(26,029)	$9,170

Earnings per share
Basic—as reported	$0.37	$0.29	$(2.32)	$0.84
Basic—pro forma	0.37	0.28	(2.35)	0.82
Diluted—as reported	$0.36	$0.28	$(2.28)	$0.81
Diluted—pro forma	0.36	0.27	(2.31)	0.79

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        The following discussion and analysis should be read in conjunction with the response to Part I, Item 1. Financial Statements of this report.

        The Company is one of the nation's largest manufacturers and marketers of quality branded nutritional supplements sold to health and natural food stores. The Company sells its branded products under the brand names Solaray®, KAL®, NaturalMax®, VegLife®, Premier One®, Sunny Green™, Natural Sport®, Nature's Life®, ActiPet®, Action Labs® and Thompson® to health and natural food stores in the United States, and to distributors and stores worldwide. Under the name Woodland Publishing™, the Company publishes, prints and markets a line of books and booklets to, among others, book distributors, national retail bookstores and health and natural food stores. The Company manufactures and/or distributes one of the broadest branded product lines in the industry with over 3,000 stock keeping units ("SKUs"), including over 600 SKUs exclusively sold internationally.

        In addition to its branded products, the Company manufactures bulk materials for use in its own products and for sale to other manufacturers and marketers in the nutritional supplement industry under the tradenames Monarch Nutritional Laboratories™ and Great Basin Botanicals™. The Company also distributes branded products of certain third parties, and owns and operates neighborhood natural food markets under the trade names The Real Food Company™ and Thom's Natural Foods™ and health food stores under the trade name Arizona Health Foods™.

        The Company was formed in 1993 by senior management and Bain Capital, Inc. to effect a consolidation strategy in the fragmented vitamin, mineral, herbal and other nutritional supplements industry (the "VMS Industry"). Since its formation, the Company has completed the following acquisitions: Solaray, Inc., Premier One Products, Inc., Makers of KAL, Inc. and Makers of KAL, B.V., Monarch Nutritional Laboratories, Inc., Action Labs, Inc., NutraForce (Canada) International, Inc., Woodland Publishing, Inc. and Summit Graphics, Inc., Thompson Nutritionals, Inc., The Real Food Company, Inc., Thom's Natural Foods, M.K. Health Food Distributors, Inc., and Arizona Health Foods, Inc. As a result of these acquisitions, internal growth and cost management, management believes that the Company is well positioned to continue to capitalize on the consolidation the Company believes is occurring in the VMS Industry.

Results of Operations

        The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
	2002	2003	2002	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	49.2%	47.8%	48.5%	48.2%

Gross profit	50.8%	52.2%	51.5%	51.8%
Selling, general and administrative	33.2%	34.3%	34.6%	34.4%
Amortization of intangible assets	—	0.1%	—	—

Income from operations	17.6%	17.8%	16.9%	17.4%
Interest and other (income)/expense, net	-5.0%	0.4%	-1.8%	0.5%

Income before provision for income taxes	22.6%	17.4%	18.7%	16.9%
Provision for income taxes	8.5%	6.6%	7.0%	6.4%

Income before change in accounting principle	14.1%	10.8%	11.7%	10.5%
Cumulative effect of change in accounting principle, net of tax benefit of 20.2%, related to adoption of goodwill impairment standard	0.0%	0.0%	-43.3%	0.0%

Net income (loss)	14.1%	10.8%	-31.6%	10.5%

EBITDA (1)	21.0%	21.1%	20.9%	20.7%

(1)
See "—EBITDA."

Comparison of the Three Months Ended June 30, 2003 to the Three Months Ended June 30, 2002

        Net Sales.    Net sales increased by $0.2 million, or 0.7%, to $29.7 million for the three months ended June 30, 2003 ("third quarter of fiscal 2003") from $29.5 million for the three months ended June 30, 2002 ("third quarter of fiscal 2002"). Net sales of branded products decreased by $0.1 million, or 0.7%, to $24.7 million for the third quarter of fiscal 2003 from $24.8 million for the third quarter of fiscal 2002. The decrease in net sales of branded products was primarily the result of decreased sales volume. Net sales of bulk materials decreased by $0.2 million, or 9.2%, to $2.0 million for the third quarter of fiscal 2003 from $2.2 million for the third quarter of fiscal 2002. The decrease in net sales of bulk materials was primarily the result of decreased sales volume. Net sales of neighborhood natural food markets, the last of which was acquired in June 2002, were $3.0 million for the third quarter of fiscal 2003 and $2.5 million for the third quarter of fiscal 2002.

        Gross Profit.    Gross profit increased by $0.5 million, or 3.4%, to $15.5 million for the third quarter of fiscal 2003 from $15.0 million for the third quarter of fiscal 2002. This increase in gross profit was attributable to, among other things, the increase in net sales and improvements in direct material pricing. As a percentage of net sales, gross profit increased to 52.2% for the third quarter of fiscal 2003 from 50.8% for the third quarter of fiscal 2002 despite a change in sales mix. Sales for the neighborhood natural food markets, which were $3.0 million for the third quarter of fiscal 2003 compared to $2.5 million for the third quarter of fiscal 2002, have lower gross profit margins than sales of branded products.

        Selling, General and Administrative.    Selling, general and administrative expenses increased by $0.4 million, or 3.6%, to $10.2 million for the third quarter of fiscal 2003 from $9.8 million for the third quarter of fiscal 2002. As a percentage of net sales, selling, general and administrative expenses increased to 34.3% for the third quarter of fiscal 2003 from 33.2% for the third quarter of fiscal 2002. This increase in selling, general and administrative expenses was primarily attributable to the fiscal 2002 and fiscal 2003 acquisitions, as well as general labor and cost increases and facility consolidation efforts.

        Interest and Other (Income)/Expense, Net.    Net interest and other (income)/expense for the third quarter of fiscal 2002 includes other income of $1.8 million for payment received as partial settlement of price fixing litigation to which the Company was a plaintiff. Exclusive of this litigation settlement, net interest and other (income)/expense decreased by $0.2 million, or 54.9%, to $0.1 million for the third quarter of fiscal 2003 from $0.3 million for the third quarter of fiscal 2002. As a percentage of net sales, net interest and other (income)/expense was 0.4% for the third quarter of fiscal 2003 compared to 1.0% for the third quarter of fiscal 2002. This decrease in net interest and other (income)/expense for the third quarter of fiscal 2003 was primarily attributable to decreased indebtedness resulting from repayments made under the Company's revolving credit facility as well as decreased interest rates.

        Provision for Income Taxes.    The Company's effective tax rate was 38.0% for the third quarter of fiscal 2003 and 37.5% for the third quarter of fiscal 2002. This increase in the Company's effective tax rate was due to an increase in the Company's marginal federal income tax rate. In each period, the Company's effective tax rate was higher than the federal statutory rate primarily due to state tax considerations.

Comparison of the Nine Months Ended June 30, 2003 to the Nine Months Ended June 30, 2002

        Net Sales.    Net sales increased by $7.6 million, or 9.3%, to $89.2 million for the nine months ended June 30, 2003 from $81.6 million for the nine months ended June 30, 2002. Net sales of branded products increased by $2.8 million, or 3.9%, to $75.0 million for the nine months ended June 30, 2003 from $72.2 million for the nine months ended June 30, 2002. The increase in net sales of branded products was primarily the result of increased sales volume. Net sales of bulk materials decreased by $0.9 million, or 14.6%, to $5.3 million for the nine months ended June 30, 2003 from $6.2 million for the nine months ended June 30, 2002. The decrease in net sales of bulk materials was primarily the result of decreased sales volume. Net sales of neighborhood natural food markets, the first of which were acquired in March 2002, were $8.9 million for the nine months ended June 30, 2003 and $3.2 million for the nine months ended June 30, 2002.

        Gross Profit.    Gross profit increased by $4.2 million, or 10.0%, to $46.2 million for the nine months ended June 30, 2003 from $42.0 million for the nine months ended June 30, 2002. This increase in gross profit was primarily attributable to the increase in net sales. As a percentage of net sales, gross profit increased to 51.8% for the nine months ended June 30, 2003 from 51.5% for the nine months ended June 30, 2002, despite a change in sales mix. Sales for the neighborhood natural food markets, which were $8.9 million for the nine months ended June 30, 2003 and $3.2 million for the nine months ended June 30, 2002, have lower gross profit margins than sales of branded products.

        Selling, General and Administrative.    Selling, general and administrative expenses increased by $2.4 million, or 8.7%, to $30.6 million for the nine months ended June 30, 2003 from $28.2 million for the nine months ended June 30, 2002. This increase in selling, general and administrative expenses was primarily attributable to the fiscal 2002 and fiscal 2003 acquisitions, as well as general labor and cost increases and facility consolidation efforts. As a percentage of net sales, selling, general and administrative expenses decreased to 34.4% for the nine months ended June 30, 2003 from 34.6% for the nine months ended June 30, 2002. This decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to operating leverage associated with increased sales levels.

        Interest and Other (Income)/Expense, Net.    Net interest and other (income)/expense for the nine months ended June 30, 2002 includes other income of $2.6 million for payments received as partial settlement of price fixing litigation to which the Company was a plaintiff. Exclusive of this litigation settlement, net interest and other (income)/expense decreased by $0.6 million, or 59.7%, to $0.5 million for the nine months ended June 30, 2003 from $1.1 million for the nine months ended June 30, 2002. As a percentage of net sales, net interest and other (income)/expense was 0.5% for the nine months ended June 30, 2003 compared to 1.4% for the nine months ended June 30, 2002. This decrease in net interest and other (income)/expense for the nine months ended June 30, 2003 was primarily attributable to decreased indebtedness resulting from repayments made under the Company's revolving credit facility as well as decreased interest rates.

        Provision for Income Taxes.    The Company's effective tax rate was 38.0% for the nine months ended June 30, 2003 and 37.5% for the nine months ended June 30, 2002. This increase in the Company's effective tax rate was due to an increase in the Company's marginal federal income tax rate. In each period, the Company's effective tax rate was higher than the federal statutory rate primarily due to state tax considerations.

        Cumulative Effect of Change in Accounting Principle.    As a result of the Company's adoption of SFAS 142 effective October 1, 2001, the Company recognized a non-cash goodwill impairment of $51.8 million in its condensed consolidated financial statements. As prescribed by SFAS 142, the Company treated this non-cash goodwill impairment as a cumulative effect of change in accounting principle, which resulted in a non-cash charge of $35.3 million, which was net of tax benefit of $16.5 million, for the nine months ended June 30, 2002, on its Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

	Three months ended June 30,		Nine months ended June 30,
	2002	2003	2002	2003
Income before change in accounting principle	$4,162	$3,202	$9,543	$9,347
Provision for income taxes	2,497	1,963	5,726	5,729
Interest and other (income)/expense, net(1)	(1,473)	129	(1,439)	457
Depreciation and amortization(2)	1,007	970	3,197	2,888

EBITDA	$6,193	$6,264	$17,027	$18,421

(1)
EBITDA includes an add-back for amortization of deferred financing fees and, for the three months and nine months ended June 30, 2002, EBITDA excludes other income of $1,759 and $2,574, respectively, for payments received as partial settlement of price-fixing litigation to which the Company was a plaintiff.

(2)
EBITDA includes an add-back for non-recurring amortization of inventory write-up for the three months and nine months ended June 30, 2002 of $19 and $63, respectively.

        The Company's EBITDA increased $0.1 million to $6.3 million for the third quarter of fiscal 2003 from $6.2 million for the third quarter of fiscal 2002. EBITDA as a percentage of net sales increased to 21.1% for the third quarter of fiscal 2003 from 21.0% for the third quarter of fiscal 2002.

        The Company's EBITDA increased $1.4 million to $18.4 million for the nine months ended June 30, 2003 from $17.0 million for the nine months ended June 30, 2002. EBITDA as a percentage of net sales decreased to 20.7% for the nine months ended June 30, 2003 from 20.9% for the nine months ended June 30, 2002. This decrease in EBITDA as a percentage of net sales was primarily attributable to the acquisition of the neighborhood natural food markets which have lower operating margins than sales of branded products and bulk materials.

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

        Historically, the Company has recorded higher branded products sales volume during the second fiscal quarter due to increased interest in health-related products among consumers following the holiday season. The Company's sales of bulk materials are characterized by periodic shipments to certain customers and can vary significantly from quarter to quarter. In addition, the Company's sales through its neighborhood natural food markets and health food stores are characterized by minor seasonality.

Liquidity and Capital Resources

        The Company had working capital of $23.7 million as of June 30, 2003 compared to $20.5 million as of September 30, 2002. This increase in working capital, which was primarily the result of the fiscal 2003 acquisitions, reflects an increase in cash, inventory and prepaid expenses and other current assets. These changes were partially offset by an increase in accrued expenses.

        Net cash provided by operating activities for the nine months ended June 30, 2003 was $15.6 million compared to $17.4 million for the comparable period in fiscal 2002. The decrease in net cash provided by operating activities for the nine months ended June 30, 2003 was primarily attributable to cash used for accounts payable, which was partially offset by a change in cash provided by accounts receivable.

        Net cash used in investing activities was $17.4 million for the nine months ended June 30, 2003 and $9.1 million for the comparable period in fiscal 2002. The increase in net cash used in investing activities was primarily the result of the fiscal 2003 acquisitions. Capital expenditures during these periods related primarily to distribution and manufacturing equipment, building improvements related to facility consolidation efforts and, to a lesser extent, information systems.

        Net cash provided by (used in) financing activities was $3.1 million for the nine months ended June 30, 2003 compared to $(8.0) million for the comparable period in fiscal 2002. The increase in net cash provided by financing activities was primarily attributable to additional borrowings under the Company's revolving credit facility to finance the fiscal 2003 acquisitions.

        The Company's current revolving credit facility had available credit borrowings of sixty million dollars at June 30, 2003. The available credit borrowings are reduced quarterly by $1.25 million beginning in March 2004 and continuing through September 2006, which represents an aggregate reduction of $13.75 million. Borrowings under the revolving credit facility are collateralized by substantially all assets of the Company. At the Company's election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at the Base Rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At June 30, 2003, the applicable weighted-average interest rate for borrowings was 2.49%. The Company is also required to pay a variable quarterly fee on the unused balance under the revolving credit facility. At June 30, 2003, the applicable rate was 0.25%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The revolving credit facility matures on January 28, 2007, and the Company is required to repay all principal outstanding under the revolving credit facility on such date. Accordingly, the outstanding principal balance of $18.0 million at June 30, 2003 was classified as long-term debt.

        The revolving credit facility contains restrictive covenants, including restrictions on incurring other indebtedness, limitations on capital expenditures and requirements that the Company maintain certain financial ratios. As of June 30, 2003, the Company was in compliance with these restrictive covenants. Upon the occurrence of a default or an event of default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring the Company to repay all amounts borrowed under the revolving credit facility.

        The Company believes that borrowings under its revolving credit facility, together with cash flows from operations, will be sufficient to fund working capital needs and make anticipated capital expenditures during fiscal 2003, to continue to make certain acquisitions and to make payments under its revolving credit facility as required.

        The Company's significant non-cancelable operating lease obligations as of June 30, 2003 are as follows:

Year Ending September 30,(1)	Operating Leases
2003	$458
2004	1,645
2005	675
2006	426
2007	297
Thereafter	365

$3,866

(1)
The amounts for the year ending September 30, 2003 include only payments to be made after June 30, 2003.

New Accounting Standards

        Based on the Company's review of new accounting standards released during the third quarter ended June 30, 2003, the Company did not identify any standard requiring adoption that would have a significant impact on its condensed consolidated financial statements for the periods reported.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        At the Company's election, borrowings under the Company's revolving credit facility bear interest at the applicable Eurodollar Rate plus a variable margin or at the Base Rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At June 30, 2003, the applicable weighted-average interest rate for borrowings was 2.49% and the Company had total borrowings outstanding of $18.0 million. To date, the Company has not obtained interest rate protection with respect to these borrowings.

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

  (a)
  Exhibits

  99.1
  Certifications of Quarterly Financial Report

  (b)
  Reports on Form 8-K

    The following reports were filed on Form 8-K during the quarter for which this Report is filed:

      (i)
      On May 1, 2003, the Company reported sales and income results for the fiscal 2003 second quarter and six months ended March 31, 2003.

      (ii)
      On May 30, 2003, the Company reported that it had entered into a purchase and sale agreement to acquire all of the stock of M.K. Health Food Distributors, Inc., dba Nature's Life ("M.K. Health Food").

      (iii)
      On June 16, 2003, the Company announced that it had completed the previously reported acquisition of M.K. Health Food and filed a copy of the purchase agreement.

      (iv)
      On June 19, 2003, the Company announced that it had entered into a purchase and sale agreement to acquire substantially all of the operating assets of Arizona Health Foods, Inc. ("Arizona Health").

    In addition to these reports, each of which were filed on Form 8-K during the quarter, the Company filed a report on Form 8-K on July 2, 2003 to announce that it had acquired substantially all of the operating assets of Arizona Health.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEUTICAL INTERNATIONAL CORPORATION (Registrant)
Date: July 29, 2003	By:	/s/ LESLIE M. BROWN, JR. Leslie M. Brown, Jr. Senior Vice President, Finance, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)

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

Date: July 29, 2003	/s/ Frank W. Gay II Frank W. Gay II Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

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

Date: July 29, 2003	/s/ Leslie M. Brown, Jr. Leslie M. Brown, Jr. Senior Vice President, Finance, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)