Form 10-K
period 2003-09-30
NUTRACEUTICAL INTERNATIONAL CORP
filed 2003-11-25
CIK 1050007

Use these links to rapidly review the document
INDEX TO ANNUAL REPORT ON FORM 10-K
Index to Consolidated Financial Statements

NUTRACEUTICAL INTERNATIONAL
CORPORATION

ANNUAL REPORT
ON
FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the Fiscal Year Ended September 30, 2003
or
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

        The aggregate market value of voting stock held by non-affiliates of the Registrant as of November 17, 2003 at a closing sale price of $12.76 as reported by the Nasdaq National Market was approximately $92.2 million. Shares of Common Stock held by each officer and director and by each person who owns or may be deemed to own 10% or more of the outstanding Common Stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of November 17, 2003, the Registrant had 11,176,429 shares of Common Stock outstanding.

        Documents Incorporated by Reference: Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies for the Registrant's 2004 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference in Part III of this Annual Report on Form 10-K (the "Form 10-K").

The Securities and Exchange Commission ("SEC") encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limitation, the words "may," "will," "should," "believes," "anticipates," "plans," "expects," "intends," "estimates" and similar expressions or the negative thereof, or variations thereon, or similarly, discussions of strategy, although belived to be reasonable, are intended to identify forward-looking statements, although not all forward-looking statements contain these words or discussions. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, (i) changing domestic and international market and political conditions; (ii) interruption of business or negative impact on sales and earnings due to acts of war, terrorism, bio-terrorism, civil unrest or disruption of mail service; (iii) changes in laws and regulations, including adverse federal, state or foreign legislation or regulation or adverse determinations or actions by regulators; (iv) import/export controls with respect to products sold into or purchased from foreign countries, as well as other restrictions on the purchase or sale of the Company's products to or from such countries; (v) unavailability of or interruption in the supply of utilities, including electricity and telecommunications; (vi) slow or negative growth in the nutritional supplement industry; (vii) increased product competition; (viii) adverse publicity regarding nutritional supplements; (ix) increased costs, including raw material and labor costs, as well as increases in the costs of borrowing (or the unavailability of adequate credit); (x) inability of the Company to gain and/or hold market share of its health and natural food store customers and bulk branded products customers; (xi) loss or retirement of key members of management; (xii) inability of the Company to successfully implement its business strategy or plan or otherwise manage growth, including the Company's ability to locate and consummate advantageous acquisitions, or otherwise integrate or profitably manage acquired operations, including the ability to retain customers of existing and acquired operations; (xiii) product development efforts and consumer acceptance of the Company's products; (xiv) absence of clinical trials for many of the Company's products; (xv) availability and price of raw materials, including increased costs; (xvi) the Company's ability to manufacture its products efficiently; (xvii) the mix of the Company's products and their related profit margins; (xviii) dependence on distributors and customers; (xix) sales and earnings volatility; (xx) adequacy and availability of insurance coverage, and any losses or damages sustained by the Company not covered by insurance; (xxi) exposure to and expense of prosecuting, defending and/or resolving and defending claims or litigation, including but not limited to product liability claims, class action suits, stockholder derivative suits, employment or labor related suits or investigations, patent or trademark infringement suits and other litigation which may arise from time to time; (xxii) other factors discussed in the Company's filings with the Securities and Exchange Commission or referenced in its press releases, and (xxiii) other factors beyond the Company's control. These factors also include, without limitation, those set forth under the captions "Selected Quarterly Financial Data; Seasonality," "Liquidity and Capital Resources" and "Quantitative and Qualitative Disclosure About Market Risk" included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and Item 7A of Part II of this Form 10-K and those set forth in Items 1 and 3 of Part I of this Form 10-K.

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

        The SEC maintains an Internet site (http://www.sec.gov) which contains reports, proxy and information statements, and other information regarding the Company. The Company's Form 10-K filed with the SEC includes all exhibits required to be filed with the SEC. Copies of this Form 10-K, not including any of the exhibits listed under Item 15 of this Form 10-K, are available without charge upon request. Please contact the Company to request copies of this Form 10-K and for information as to the number of pages contained in each of the exhibits and to request copies of such exhibits (435-655-6106).

NUTRACEUTICAL INTERNATIONAL CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K

i

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

General

        The Company is an integrated marketer, distributor, retailer and manufacturer of branded nutritional supplements and other natural products sold primarily to and through domestic health and natural food stores. Internationally, the Company sells its branded products to and through natural product distributors and stores. The Company was formed with a core business strategy of acquiring, integrating and operating, from beginning to end, the marketing, distribution, retailing and manufacturing operations of businesses in the natural products industry. The Company believes that the consolidation and integration of acquired businesses provides ongoing financial synergies through increased scale and market penetration.

        The Company sells its branded products under the trademarks Solaray®, KAL®, Nature's Life®, NaturalMax®, VegLife®, Premier One®, Sunny Green®, Natural Sport®, ActiPet®, Action Labs®, Thompson® and FunFresh Foods™. The Company also sells branded bulk products and unbranded custom blends under the trademarks Monarch Nutritional Laboratories™ and Great Basin Botanicals™. Under the name Woodland Publishing™, the Company publishes, prints and markets a line of books and booklets to, among others, book distributors, national retail bookstores and health and natural food stores. The Company's neighborhood natural food markets operate under the trade names The Real Food Company™ and Thom's Natural Foods™ and its health food stores operate under the trade name Arizona Health Foods™. The Company also distributes the branded products of certain third parties.

        The Company manufactures and/or distributes one of the broadest branded product lines in the industry with over 3,000 SKUs, including over 600 SKUs exclusively sold internationally. The Company believes that as a result of its emphasis on innovation, quality, loyalty, education and customer service, the Company's brands are widely recognized in health and natural food stores and among their customers.

        The Company was formed in 1993 by senior management and Bain Capital, Inc. ("Bain Capital") to effect a consolidation strategy in the fragmented natural products industry (the "Natural Products Industry") with an initial focus on the vitamin, mineral, herbal and other nutritional supplements industry (the "VMS Industry"). Since its formation, the Company has completed the following acquisitions: Solaray, Inc. ("Solaray"), Premier One Products, Inc. ("Premier One"), Makers of KAL, Inc. and Makers of KAL, B.V. (collectively, "KAL"), Monarch Nutritional Laboratories, Inc. ("Monarch"), Action Labs, Inc. ("Action Labs"), NutraForce (Canada) International, Inc. ("NutraForce Canada"), Woodland Publishing, Inc. and Summit Graphics, Inc. (collectively, "Woodland Publishing"), Thompson Nutritionals, Inc. ("Thompson"), The Real Food Company, Inc. and Thom's Natural Foods (collectively, "Fresh Organics"), M. K. Health Food Distributors, Inc., dba Nature's Life ("Nature's Life") and Arizona Health Foods, Inc. ("Arizona Health Foods"). As a result of these acquisitions, internal growth and cost management, from 1993 to 2003 the Company experienced growth in net sales and operating profitability. Management believes that the Company is well positioned to continue to capitalize on the consolidation the Company believes is occurring in the Natural Products Industry.

Business Strategy

        The Company's strategic emphasis is primarily on selling its branded products directly to health and natural food stores in the United States (the "Healthy Foods Channel"). This strategy has enabled the Company to benefit from the growth of the Healthy Foods Channel. The Healthy Foods Channel consists of more than 15,000 retailers including (i) independent health and natural food stores, (ii) health and natural food stores affiliated with local, regional and national health and natural food chains (including health and natural food store chains, such as Whole Foods Markets and Wild Oats Markets and vitamin store chains, such as Vitamin Shoppe and Vitamin World), and (iii) GNC stores. The Healthy Foods Channel principally caters to consumers who desire product education, service and high quality nutritional supplements and other natural products. The growth rate of the Healthy Foods Channel is not at (and may not return to) levels achieved in the mid-1990s. The Company believes there are significant differences between mass market retailers (such as supermarkets, drugstores and warehouse clubs) that typically offer a limited selection of discounted natural products and lower-potency nutritional supplements and the Healthy Foods Channel, where natural ingredients, quality, potency, selection and customer support are emphasized.

        The Company believes that it is among the largest suppliers of nutritional supplements to the Healthy Foods Channel that develops, manufactures, markets and directly distributes a majority of its own products. The Company manufactured over 85% of its branded products in fiscal 2003, with the exception of products acquired as part of the Nature's Life acquisition, and believes that the quality of its products is among the highest in the industry. The Company markets its branded products through one of the industry's largest sales forces dedicated to the Healthy Foods Channel. The Company seeks to be a market leader in the development of new and innovative products, introducing over 200 new SKUs in fiscal 2003. The Company believes that it benefits from greater customer and product diversification than most of its larger competitors.

Industry

        The total retail natural products market (the "Natural Products Market") is highly fragmented and totaled approximately $58.1 billion in retail sales in calendar 2002. The Natural Products Market is comprised of the following (with estimated calendar 2002 sales indicated): (i) personal care, $4.5 billion, (ii) natural and organic foods, $14.4 billion, (iii) functional foods, $20.5 billion, and (iv) vitamins, minerals and supplements, $18.7 billion. Historically, the Company's primary focus has been on vitamins, minerals and supplements (the "VMS Market"), but recently it has increased its effort in other areas within the Natural Products Market.

        As indicated above, the Company's primary focus has been on the VMS Market. The total retail VMS Market is highly fragmented with estimated sales of $18.7 billion in calendar 2002, $18.1 billion in calendar 2001 and $17.3 billion in calendar 2000. The Company believes that the VMS Market reached its present size due to a number of factors, including (i) interest in healthier lifestyles, living longer and living well, (ii) the publication of research findings supporting the positive health effects of certain nutritional supplements, and (iii) the aging of the "Baby Boom" generation combined with the tendency of consumers to purchase more nutritional supplements and natural foods as they age. However, in recent periods, various publicly-traded nutritional supplement companies, as well as industry analysts, have announced a firming in sales of natural products with an ongoing softness in sales of nutritional supplements. The Company believes that this continuing softness may be the result of, among other things, the lack of any recent industry-wide "hit" products, negative press releases regarding certain ingredients and/or companies in the VMS Market and increased market and pricing competition, as well as competition from food and pharmaceutical companies.

Products

        The Company primarily manufactures and markets nutritional supplements and also sells certain other natural products. As of September 30, 2003, the Company sold over 3,000 SKUs, including over 600 SKUs exclusively sold internationally. The Company's products include: (i) vitamins and minerals, (ii) herbs, (iii) specialty formulas, and (iv) other products. To accommodate consumer preferences, the Company's products come in various formulations and delivery forms, including capsules, tablets, softgels, chewables, liquids, creams, sprays, powders and whole herbs.

        The Company currently markets its products through a multiple brand strategy to offer more customer choice and to encourage retailers to allocate additional shelf space to the Company's brands. The Company has worked to enhance the strength of its brands by instituting business strategies that have included (i) consolidating and expanding its sales force as appropriate to increase each brand's geographic coverage, (ii) performance and growth-based incentives for sales representatives, (iii) introducing more sophisticated management information systems, and (iv) periodic updating to brand packaging.

        As of September 30, 2003, the Company's portfolio of brand names consisted of the following:

        Solaray®.    Solaray began in 1973 as a pioneer in formulating and marketing blended herbal products that contain two or more herbs with complementary effects. From its inception, Solaray focused on encapsulated products that offer rapid disintegration and are easy to swallow and sold its products directly to the Healthy Foods Channel. By 1984, Solaray became a full-line manufacturer, carrying not only herbs, but also a full line of vitamins, minerals and specialty formulas. Solaray has become one of the most popular and well-known brands of nutritional supplements in the Healthy Foods Channel and has developed a reputation for quality, consistency and innovation. Recently, Solaray introduced a line of hyaluronic acid products as well as a new version of its Spectro® multivitamin as a smoothie drink mix. Solaray's brand packaging is distinguished by a white bottle or background, and a rainbow of five colors across the top of the label as a backdrop to the distinctive Solaray logo.

        KAL®.    KAL started in Southern California in 1932 as one of the first nutritional supplement lines in the United States. Although KAL's first products were in powdered form, KAL soon shifted its focus to tableted products that are generally more economical than capsules as a delivery form and which allow for fewer units per dose than encapsulated products. KAL was one of the first companies to introduce MSM, NADH and a complete line of colostrum products. KAL also recently launched a line of products under the mark Cox-2 Control™ and a number of products that are sold in a unique Gumlet™ chewable delivery form. KAL's brand packaging consists of a white bottle or background and includes the circular red and black KAL logo as a prominent feature on the principal display panel.

        Nature's Life®.    Nature's Life began in 1970 in Southern California. The Nature's Life brand has stronger regional placement in the Western United States. The Nature's Life product line includes such products as Super Green Pro 96™ and Super Blue Pro 96™ soy protein powders, Soft Gelatin™ Multiple, 600 Prostate Maintain™ supplement and Golden Flax Seed Oil™ liquid. Nature's Life's brand packaging consists of brown bottles with yellow lids and includes a distinctive, yellow sun with a red background.

        NaturalMax®.    NaturalMax, Inc. ("NaturalMax") launched in 1995 in connection with the KAL acquisition. The NaturalMax product line includes diet products (with diet plans) as well as energy and women's health products. The NaturalMax brand uses tablets, softgels, capsules, powders and liquids, depending on the most desired form for a particular product. The packaging of NaturalMax products includes the distinctive red NaturalMax logo.

        Premier One®.    Premier One began in July 1984 in Omaha, Nebraska as one of the first product lines devoted entirely to natural, nutritional supplements derived from bee products. The Premier One brand uses various delivery forms, each chosen for its particular benefits, including capsules, chewable wafers, granules, tinctures and products in a honey base. Royal Jelly in Honey is one of Premier One's most popular products. Some of Premier One's other popular products include Raw Energy® supplement, an energy product that includes royal jelly, bee pollen and a variety of herbs, and BeeFense™ spray, a product that includes bee propolis and echinacea. Premier One's brand packaging includes a distinctive logo of a bee-harvesting scene in a mountain setting, with gold highlights on the label.

        VegLife®.    VegLife began in 1992 as a product line under the Solaray brand. The goal was to create a line of products that would be suitable for strict vegetarians who avoid any animal-derived ingredients, including gelatin capsules. VegLife was among the first to introduce a line of nutritional supplements using a cellulose-based capsule with substantially equivalent characteristics to traditional gelatin capsules. Vegetarian consumers showed substantial interest in this product line, so the Company established it as a separate brand in 1995 in order to focus on the development of a full line of vegetarian products. The VegLife team scrutinizes every element of each product developed, as well as the materials used in formulation, to help ensure that strict vegetarian standards are met. The VegLife brand includes primarily encapsulated products, but also includes a soy-based protein drink supplement sold under the trademark Peaceful Planet™, as well as a pea-protein based drink mix, The Supreme Meal™. VegLife's brand packaging includes a distinctive green and blue label, as well as a logo with an attractive depiction of a leaf.

        Sunny Green®.    The Company's line of green supplements launched in April 1997. This brand, now known as Sunny Green, remains focused on chlorophyll-laden "green foods," such as algae (including chlorella, spirulina and blue green algae) and cereal grasses (including barley and wheat grass). These products are currently offered in tablet forms and drink mixes. Sunny Green's brand packaging includes a distinctive Sunny Green logo and a label with green borders and accents.

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

        Action Labs®.    Action Labs started in 1989 with a focus on men's and women's specialty supplements and diet and energy products. The Company acquired this brand late in fiscal 1998. The Action Labs brand has a stronger presence in the Eastern United States. The packaging of Action Labs products includes the distinctive Action Labs logo and brightly colored text.

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

        Healthway®.    Healthway, which began in 1958, was acquired in 1995 as part of the KAL acquisition. The goal of Healthway is to offer high quality products from around the world to the consumer.

        FunFresh Foods™.    FunFresh Foods launched in March 2003 with a line of teas under the mark Miztique™. Miztique™ teas match high quality all-natural tea leaves from around the globe with aromatic flavors and are packaged in natural fiber, round tea bags inside a distinctive silver tin with collectible lids. The FunFresh Foods brand is focused on natural and organic foods.

        Arizona Health Foods®.    Arizona Health Foods is a private label store brand. The first Arizona Health Foods store opened in 1968. Arizona Health Foods now sells through 11 stores, a catalog and a website.

        Fresh Organics™.    Fresh Organics is a retail brand, operating retail stores under the trade names The Real Food Company™ and Thom's Natural Foods™. The Real Food Company is also a store brand sold through The Real Food Company retail stores. The Real Food Company's first store opened in 1969. Thom's Natural Foods also opened in 1969.

        Monarch Nutritional Laboratories™.    Monarch Nutritional Laboratories started in 1987 and offers an extensive line of branded minerals and custom blend products in bulk, encapsulated, tableted and bottled forms. Monarch recently introduced a line of enhanced minerals under the CertiPure® trademark. Additionally, custom herbal blends are sold under the Great Basin Botanicals™ trademark.

        Woodland Publishing™.    Woodland Publishing started in 1975 as one of the first publishers solely dedicated to the natural health field. Woodland Publishing introduces several new titles every year and currently has more than 200 titles in print; Woodland Publishing continues to be a pioneer in the field of natural health publications.

        The Company also acts as a distributor to the Healthy Foods Channel for certain third-party brands. These third-party brands currently include Ultimate Nutrition®, a line of sports and exercise supplements, and Trout Lake Farm®, a line of bulk organic herbs.

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

        The Company's quality control program seeks to ensure the superior quality of the Company's products and that they are manufactured in accordance with current Good Manufacturing Practices ("GMPs"). The Company's processing methods are monitored closely to ensure that only quality ingredients are used and to ensure product purity. The Company retains the services of an outside GMP audit firm to assist in its efforts to comply with GMPs.

Marketing and Sales

        The Company believes that its marketing and sales efforts help to promote demand for its products by educating retailers, who in turn educate their customers, as to the quality and attributes of its natural nutritional supplements and other products. The Company's branded products are currently sold in the United States primarily in the Healthy Foods Channel. The Company believes that its products are attractive to retailers in the Healthy Foods Channel due to factors such as the strength of its brand names, the breadth of its product offerings, the quality and potency of its products and the availability of service, sales support and educational materials. The Company has developed an Internet site (http://www.nutraceutical.com) that provides information about the Company's portfolio of branded lines and the various products within the brand. The Company has included its Internet site only as an inactive textual reference. The information contained on the Internet site is not incorporated by reference into this Form 10-K.

        The Company employs a sales force dedicated to the Healthy Foods Channel. The Company's sales representatives regularly visit each assigned health and natural food store in their respective areas to assist in the solicitation of orders for products and provide related product sales assistance. The Company monitors and periodically updates its payment structure for its sales force in order to ensure that appropriate incentives are provided for sales growth. The Company also sells products directly to certain retailers through its telephone customer service organization. Action Labs and Thompson products are sold to retailers and distributors and supported by its telephone customer service organization. The Company has organized its marketing and sales force under a subsidiary company, NutraBrands, Inc.

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

        Au Naturel, Inc. was formed in fiscal 1995 for the purpose of marketing and/or selling the Company's branded products internationally through various subsidiaries or branches (collectively "Au Naturel"). During fiscal 2003, Au Naturel marketed products to distributors and other customers in over 40 countries. Au Naturel markets domestic branded products as well as custom labeled versions of its domestic branded products; many of its products must meet the specific labeling requirements of the relevant foreign country. In most foreign markets, Au Naturel sells to local distributors. However, in certain foreign markets (including Canada, the United Kingdom and Japan), Au Naturel markets and sells its products directly to retailers.

        Monarch Nutritional Laboratories markets branded bulk products and unbranded custom blends. Marketing and sales for bulk materials are conducted domestically through a separate sales force and internationally directly to manufacturers and through distributors.

Manufacturing

        The Company's manufacturing process generally consists of the following operations (i) sourcing ingredients for products, (ii) warehousing raw ingredients, (iii) measuring ingredients for inclusion in such products, (iv) blending, grinding, and chilsonating ingredients into a mixture with a homogeneous consistency and (v) encapsulating, tableting, pouring, pouching, bagging or boxing the blended mixture into the appropriate dosage form using either automatic or semiautomatic equipment. The next step, bottling and packaging, involves placing the product in packaging with appropriate tamper-evident features and sending the packaged product to a distribution point for delivery to retailers. The Company places special emphasis on quality control and conducts inspections throughout the manufacturing process, including raw material verification, homogeneity testing, weight deviation measurements and package quality sampling. See "Business—Research and Development; Quality Control."

        The Company manufactured over 85% of its products in fiscal 2003, based on net sales, with the exception of products acquired as part of the Nature's Life acquisition. By manufacturing the majority of its own products, the Company believes it maintains better control over product quality and availability while also reducing production costs. The Company's manufacturing operations are performed in its facilities located in the greater Ogden, Utah area. The Company also has a working relationship with numerous outside manufacturers, including certain softgel manufacturers, and packagers and utilizes these outside sources from time to time. Manufacturing backlogs, to the extent they may exist from time to time, do not have a material impact on delivery time to the customer. The Company has organized its manufacturing operations under a subsidiary company, NutraPure, Inc.

Management Information and Communication Systems

        The Company uses customized computer software systems, as well as commercially packaged software, for handling order entry and invoicing, manufacturing, inventory management, shipping, warehouse operations, customer service inquiries, accounting operations and management information. The Company believes that these systems have improved operating efficiencies and customer service.

Materials and Suppliers

        The Company employs a purchasing staff that works with marketing, product development, formulations and quality control personnel to source raw materials for products as well as other items purchased by the Company. Raw materials are sourced principally from the United States, Europe and China. Raw materials used by the Company are available from a variety of suppliers and no one supplier accounted for more than 10% of the Company's total raw material purchases in fiscal 2003. The Company seeks to mitigate the risk of the shortage of raw materials through its relationships with its principal suppliers, including identification of alternative suppliers for the same, or similar, raw materials where available. The Company also manufactures bulk branded products to allow more extensive vertical integration and to improve the quality and consistency of raw materials.

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

        Federal agencies, primarily the FDA and FTC, have a variety of procedures and enforcement remedies available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labeling or advertising, requiring consumer redress (for example, requiring that a company offer to repurchase products previously sold to consumers), seeking injunctive relief or product seizures, imposing civil penalties or commencing criminal prosecution. In addition, certain state agencies have similar authority. These federal and state agencies have in the past used these remedies in regulating participants in the dietary supplements industry, including the imposition of civil penalties in the millions of dollars against a few industry participants. There can be no assurance that the regulatory environment in which the Company operates will not change or that such regulatory environment, or any specific action taken against the Company, will not result in a material adverse effect on the Company. In addition, increased sales of, and publicity about, dietary supplements may result in increased regulatory scrutiny of the dietary supplements industry.

        The Dietary Supplement Health and Education Act ("DSHEA") was enacted in 1994, amending the Federal Food, Drug and Cosmetic Act. The Company believes DSHEA is generally favorable to consumers and to the dietary supplement industry. DSHEA establishes a statutory class of "dietary supplements," which includes vitamins, minerals, herbs, amino acids and other dietary ingredients for human use to supplement the diet. Dietary ingredients on the market as of October 15, 1994 do not require the submission by the manufacturer or distributor to the FDA of evidence of a history of use or other evidence of safety establishing that the ingredient will reasonably be expected to be safe, but a dietary ingredient which was not on the market as of October 15, 1994 may need to be the subject of such a submission to FDA at least 75 days before marketing. Among other things, DSHEA prevents the FDA from regulating dietary ingredients in dietary supplements as "food additives" and allows the use of statements of nutritional support on product labels. The FDA has issued proposed and final regulations under DSHEA and has indicated that further guidance and regulations are forthcoming. Several bills to amend DSHEA in ways that would make this law less favorable to consumers and industry have been filed in Congress. It is not possible to assess the chances that DSHEA will be amended, or that other laws affecting the dietary supplement industry will change, or to predict whether such changes, if they occur, will have a material effect on the Company.

        Among other things, the FDA has issued proposed regulations governing the sale of products containing the herb "ma huang" (also known as ephedra), a natural ingredient that contains a small percentage of ephedrine alkaloids. Various states and localities also have proposed or adopted restrictions on the sale of products containing ephedra or ephedra alkaloids, including bans on the sale without a prescription of such products in California and New York and an absolute ban in Illinois. The Drug Enforcement Administration ("DEA") has issued final regulations governing the sale of products containing ephedrine alkaloids because of concerns by the DEA that these products may be used in the illegal manufacture of methamphetamines. These regulations require that certain manufacturers, distributors and retailers who carry covered products register with the DEA and comply with certain requirements. The regulations exempt from registration any products containing 5% or less by weight of ephedrine alkaloids. As of September 30, 2003, all of the Company's products which contain ephedrine alkaloids had 5% or less by weight of ephedrine alkaloids. However, there can be no assurance that the DEA will not modify these regulations or take a more aggressive stance such that some of the Company's products, as well as certain of the Company's customers, might be subject to registration and other requirements.

        The Company suspended sales of products containing ephedra extracts in 2002 and monitors and endeavors to comply with regulations, restrictions or bans that may apply to its whole-herb ephedra products. The Company continues to monitor and review the regulatory and business environment pertaining to ephedra. Products containing ephedra accounted for less than 0.2% of the Company's fiscal 2003 net sales. See "Business—Risks Associated with Products Containing Ephedra" and "Legal Proceedings."

        The FDA has issued proposed regulations regarding GMPs for the dietary supplement industry. These proposed regulations contained many problematic provisions, including requirements for finished product testing. The Company and other participants in the industry submitted comments and the FDA has not yet finalized its proposed GMP regulations.

        In November 1998, the FTC announced new advertising guidelines specifically for the dietary supplement industry, entitled "Dietary Supplements: An Advertising Guide for Industry." These guidelines reiterate many of the policies the FTC has previously announced over the years, including requirements for substantiation of claims made in advertising about dietary supplements.

        The sale of the Company's products in countries outside the United States is regulated by the governments of those countries. The Company's plans to commence or expand sales in those countries may be prevented or delayed by such regulations. While compliance with such regulations is generally undertaken by the Company's international distributors, the Company assists with such compliance and in many cases may be liable if a distributor fails to comply. These distributors are independent contractors over whom the Company has limited control. In certain countries, the Company distributes its products through its own subsidiary or branch; in these countries the Company retains responsibility for compliance with all applicable regulations. Some of these regulations or proposed regulations would prohibit the sale of certain combination products (such as products containing both vitamins and botanicals) or the use of certain common ingredients, or levels above certain established limits.

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

Competition

        The Natural Products Market and the VMS Market are highly competitive. The Company's principal competitors in the VMS Market that sells to the Healthy Foods Channel include a number of large, nationally known manufacturers (such as Country Life, Enzymatic Therapy, NBTY, Natrol, Nature's Plus, Nature's Way, Now Foods, Solgar and Twinlab) and many smaller manufacturers and distributors of nutritional supplements. The Company has only recently begun to focus on the broader Natural Products Market within the Healthy Foods Channel and within that market there are a number of large, nationally known competitors including some of those companies that compete in the VMS Market as well as other companies, such as Hain Celestial and United Natural Foods. Certain of the Company's principal competitors are larger than the Company, have greater access to capital and may be better able to withstand volatile market conditions. Moreover, because both the Natural Products Market and the VMS Market generally have low barriers to entry, additional competitors enter the market regularly.

        Private label products of the Company's customers also provide competition to the Company's products. For example, a substantial portion of GNC's vitamin and mineral supplement offerings are offered under GNC's own private label. Whole Foods, Wild Oats, Vitamin Shoppe and many health and natural food stores also sell a portion of their offerings under their own private labels. The

Thompson line has been positioned to meet the needs of the Company's customers in this area of the VMS Market.

        The Company believes that health and natural food stores are increasingly likely to align themselves with those companies that offer a wide variety of high quality products, have a loyal consumer base, support their brands with strong marketing and education programs and provide consistently high levels of customer service. The Company believes that it competes favorably with other nutritional supplement companies because of its comprehensive line of products and brands, premium brand names, commitment to quality, ability to rapidly introduce innovative products, competitive pricing, strong and effective sales force and distribution strategy and sophisticated marketing and promotional support. The wide variety and diversity of the forms, potencies and categories of the Company's products are important points of differentiation between the Company and many of its competitors.

        Although the Company does not compete in the mass market retail channel of distribution, it is possible that as increasing numbers of companies sell nutritional supplement products and other natural products in the mass market channels (such as Leiner, Nature Made, NBTY, Weider and Hains Celestial), these product offerings may affect sales in the Healthy Foods Channel. The Company also competes with distributors that sell products to the Healthy Foods Channel as well as the mass market retail channel (such as Nature's Best, Select Nutrition, Tree of Life and United Natural Foods). In addition, several major pharmaceutical companies continue to offer nutritional supplement lines in the mass market, including American Home Products (Centrum) and Bayer (One-A-Day). Some of these nutritional supplements purport to use proprietary manufacturing techniques or delivery forms. Moreover, pharmaceutical companies offer prescription and over-the-counter products that are or may be competitive with nutritional supplements, particularly with regard to certain categories of products. Many of these companies have substantially greater financial and other resources than the Company. In that regard, although both the Natural Products Market and the VMS Market have been characterized historically by many relatively small participants, there can be no assurance that additional national or international companies (which may include additional pharmaceutical companies or additional suppliers to mass merchandisers) will not seek in the future to enter or to increase their presence.

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

        The Company protects its legal rights concerning its trademarks by appropriate legal action. The Company relies on common law trademark rights to protect its unregistered trademarks. Common law trademark rights do not provide the Company with the same level of protection as afforded by a United States federal registration of a trademark. In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used, while a United States federal registration of a trademark enables the registrant to stop the unauthorized use of the trademark by any third party anywhere in the United States, even if the registrant has never used the trademark in the geographic area where the unauthorized use is being made (provided, however, that an unauthorized third-party user has not, prior to the registration date, perfected its common law rights in the trademark in that geographic area). The Company has registered and intends to register certain trademarks in certain limited jurisdictions outside the United States where the Company's products are sold. However, the protection available in such jurisdictions may not be as extensive as the protection available to the Company in the United States, and many such jurisdictions do not recognize common law trademark rights, further limiting the Company's rights in such jurisdictions. Furthermore, the Company may not register all or even some of its trademarks in every country in which it conducts business or intends to conduct business. The lack of such registrations and the difficulty and expense of enforcing intellectual property rights in jurisdictions outside the United States may cause the Company to incur additional expenses.

        The Company owns two U.S. patents but generally does not seek patent protection for its products. The Company sells a number of products that include patented ingredients. It purchases these ingredients from parties that the Company believes have the right to manufacture and/or sell the same to the Company. However, there are a large number of patents that have been granted or applied for in the dietary supplement industry, and there may be an increased possibility that third parties will seek to compel the Company and its competitors to purchase their patented ingredients or file infringement actions. The cost of these patented ingredients is typically higher than the cost of non-patented ingredients.

        The Company is currently involved in various patent and trademark cases that have arisen in the normal course of business; see "Legal Proceedings."

Employees

        At September 30, 2003, the Company employed approximately 620 full-time and approximately 118 part-time employees. None of the Company's employees is represented by a collective bargaining unit. The Company believes that it has a good relationship with its employees.

Risk Factors

        In addition to the other information contained in this Form 10-K, the following factors should be considered in evaluating whether to buy, sell, or hold common stock of the Company ("Common Stock"):

        Risks Associated with Government Regulation.    The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of dietary supplements and other natural products such as those sold by the Company are subject to regulation by a number of federal, state, local, and foreign agencies, principally, the FDA and the FTC. Among other matters, such regulation is concerned with product safety and claims made with respect to a product's ability to provide health-related benefits. Such agencies have a variety of procedures and enforcement remedies available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labeling or advertising, requiring consumer redress (for example, requiring that a company offer to repurchase products previously sold to consumers), seeking injunctive relief or product seizures imposing civil penalties or commencing criminal prosecution. Federal and state agencies have in the past used these remedies in regulating participants in the VMS Industry and in the Natural Products Industry, including the imposition by federal agencies of civil penalties in the millions of dollars against a few industry participants. In addition, publicity related to dietary supplements may result in increased regulatory scrutiny of the VMS Industry and/or the Natural Products Industry. There can be no assurance that the regulatory environment in which the Company operates will not change or that such regulatory environment, or any specific action taken against the Company, will not result in a material adverse effect on the Company. Additional proceedings, issues and factors are outlined under "Business—Government Regulation," "Business—Risks Associated with Red Yeast Rice Products," "Business—Risks Associated with Products Containing Ephedra," and "Legal Proceedings." There can be no assurance that a state will not interpret claims presumptively valid under federal law as illegal under that state's regulations, or that future FDA regulations or FTC decisions will not restrict the permissible scope of such claims. Additionally, there can be no assurance that such proceedings or investigations or any future proceedings or investigations will not have a material adverse effect on the Company.

        Industry Slowdown; No Assurance of Future Industry Growth.    Various publicly-traded nutritional supplement companies, including the Company, have experienced a slow-down in sales of nutritional supplements. There can be no assurance that an adverse change in size or growth rate of the VMS Market or the Healthy Foods Channel will not have a material adverse effect on the Company. There can be no assurance that the Natural Products Market, VMS Market or the Healthy Foods Channel are as large as reported or that any future growth will occur or continue. Market data and projections, such as those presented in this Form 10-K, are inherently uncertain and subject to change. In addition, underlying market conditions are subject to change based on economic conditions, consumer preferences and other factors that are beyond the Company's control. See "Business—Industry."

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

        Product Liability.    The Company, like any other retailer, distributor or manufacturer of products that are designed to be ingested, faces an inherent risk of exposure to product liability claims in the event that the use of its products results in injury. In the event that the Company does not have adequate insurance or contractual indemnification, product liability claims could have a material adverse effect on the Company. The successful assertion or settlement of any uninsured claim, a significant number of insured claims or a claim exceeding the Company's insurance coverage could have a material adverse effect on the Company. See "Legal Proceedings."

        Potential Adverse Product Publicity.    The Company is highly dependent upon consumers' perception of the safety and quality of its products as well as similar products distributed by other companies. Thus, the mere publication of reports asserting that such products may be harmful could have a material adverse effect on the Company, regardless of whether such reports are scientifically supported and regardless of whether the harmful effects would be present at the dosages recommended for such products. Although many of the ingredients in the Company's products are vitamins, minerals, herbs and other substances for which there is a long history of human consumption, some of the Company's products contain innovative ingredients or combinations of ingredients. Although the Company believes all of its products to be safe when taken as directed by the Company, there is little long-term experience with human consumption of certain of these innovative product ingredients or combinations thereof in concentrated form. Although the Company performs research and/or tests the formulation and production of its products, the Company does not generally sponsor clinical studies, except in limited cases. See "Business—Industry."

        Reliance on Healthy Foods Channel.    The Company has a stated strategy of focusing its sales efforts on the Healthy Foods Channel, rather than attempting to spread its sales across multiple channels. The Healthy Foods Channel consists of a large number of parties, many of whom operate small stores and have limited financial and other resources. Retail customers within this channel compete against each other and against retailers within other channels, including the mass market channel. The success of the Company's strategy of focusing on the Healthy Foods Channel is dependent, to a large degree, on the growth and success of the Healthy Foods Channel, which is to a large degree outside the Company's control. There can be no assurance that the Healthy Foods

Channel will be able to grow or prosper as it faces price and service pressure from other channels, including the mass market and chains of health and natural food stores. There can be no assurance that the Healthy Foods Channel, in the aggregate, will respond or continue to respond to the Company's stated loyalty to this channel. Additionally, if chains of health and natural food stores continue to consolidate, the Company could face increased pricing pressure. See "Business—Business Strategy" and "Business—Marketing and Sales."

        Risks Associated with Competition.    The Natural Products Market and VMS Market are highly competitive. Certain of the Company's principal competitors are larger than the Company, have greater access to capital and may be better able to withstand volatile market conditions. Moreover, because these markets generally have low barriers to entry, additional competitors could enter the market at any time. Private label products of the Company's customers also provide competition to the Company's products. In addition, several major pharmaceutical companies, all of whom have substantially greater financial and personnel resources than the Company, continue to introduce and market prescription and over-the-counter drugs that compete or may compete (or may be perceived to compete) with nutritional supplements, as well as their own lines of nutritional supplements. Although the Company does not compete in the mass market retail channel of distribution, it is possible that as increasing numbers of companies sell nutritional supplement products and other natural products in the mass market channels, these product offerings may affect sales in the Healthy Foods Channel. In that regard, although both the Natural Products Market and the VMS Market historically have been characterized by many relatively small participants, there can be no assurance that additional national or international companies (which may include additional pharmaceutical companies or additional suppliers to mass merchandisers) will not seek in the future to enter or to increase their presence in the Natural Products Market or VMS Market. Increased competition in either or both could have a material adverse effect on the Company. See "Business—Competition."

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

        Control and Influence by Existing Stockholders.    Investment funds controlled by Bain Capital (the "Bain Capital Funds"), in conjunction with holdings by Company officers, beneficially own a substantial percentage of the outstanding Common Stock. By virtue of such stock ownership, these parties may be able to exert significant influence over the election of the members of the Company's Board of Directors and to exert significant influence over the affairs of the Company. Such concentration of ownership could also have the effect of delaying, deterring or preventing a change in control of the Company that might otherwise be beneficial to stockholders. In addition, two representatives of Bain Capital currently serve on the Company's Board of Directors. There can be no assurance that conflicts of interest will not arise with respect to such Directors or that such conflicts will be resolved in a manner favorable to the Company. Additionally, if the Bain Capital Funds (or their respective owners) liquidate additional parts of their equity in the Company, there may be an increased downward pressure on stock price, an increased risk of volatility in the Company's stock price and an increased risk of a change of management or of the Board of Directors of the Company.

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

        Risk of Limited Supply Sources; Dependence on Foreign Suppliers.    The Company believes that its continued success will depend upon the availability of raw materials that permit the Company to meet its labeling claims, quality control standards and desire for unique ingredients. Due to issues relating to quality or third-party intellectual property rights, a number of the Company's products contain one or more ingredients that may only be available from a single source or supplier. In addition, the supply of herbal products is subject to the same risks normally associated with agricultural production, such as climatic conditions, insect infestations and availability of manual labor or equipment for harvesting. Any significant delay in or disruption of the supply of raw materials could substantially increase the cost of such materials, could require product reformulations, the qualification of new suppliers and repackaging and could result in a substantial reduction or termination by the Company of its sales of certain products, any of which could have a material adverse effect upon the Company. Accordingly, there can be no assurance that the disruption of the Company's supply sources will not have a material adverse effect on the Company. Although the Company acquires the majority of its raw materials from domestic suppliers, the ingredients of a number of the Company's products include one or more ingredients that originate outside of the United States. The Company's business is therefore subject to the risks generally associated with doing business outside the United States, such as delays in shipments, embargoes, changes in economic and political conditions, tariffs, foreign exchange rates, trade disputes, and import/export restrictions. The Company's business is also subject to the risks associated with the enactment of United States and foreign legislation and regulations relating to imports and exports, including quotas, duties, taxes or other charges or restrictions that could be imposed upon the importation of products into the United States. See "Business—Materials and Suppliers." These factors could result in a delay in or disruption of the supply of certain raw materials and could have the consequences described above, any of which could have a material adverse effect on the Company.

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

        Risks Associated with Red Yeast Rice Products.    As referenced in the Company's previous filings, in June 2001, the Company received a warning letter from the FDA related to certain products that contain "red yeast rice." The Company and the FDA subsequently exchanged correspondence. The FDA asserted that, among other things, these products (as well as all products that contain a substance known as "lovastatin") are subject to regulation as drugs and are misbranded. The Company has stated its disagreement with the FDA's position. There can be no assurance that the FDA will respond to the Company's efforts cooperatively or will not bring regulatory actions against the Company or its products. Any of these actions could have a material adverse effect on the Company. See "Business—Risks Associated with Government Regulation" and "Business—Government Regulation."

        Risks Associated with Products Containing Ephedra.    Two of the Company's products contain the whole herb "ma huang" (also known as ephedra) and the Company previously carried additional products that contained ephedra and ephedra extracts. Ephedra has been the subject of adverse publicity in the United States and other countries relating to alleged harmful or adverse effects. The FDA, DEA and a number of state and local governments have proposed or issued restrictions on products containing ephedra. The Company's current liability insurance policy excludes claims arising from products containing ephedra. Claims not covered by insurance, or in excess of policy limits, could have a material adverse effect on the Company. In addition, one or more large punitive damage awards, which are generally not covered by insurance, could have a material adverse effect on the Company. There can be no assurance that the Company will not be a defendant in future additional product liability claims or lawsuits related to products containing ephedra or ephedra extracts. Further, the costs of defense and amount of such claims or any resulting awards or judgments could have a material adverse effect on the Company. See "Business—Risks Associated with Government Regulation," "Business—Risks Associated with Insurance Coverage," "Business—Potential Adverse Product Publicity," and "Business—Government Regulation."

        Risks Associated with Products Containing Kava.    Until 2002, a number of the Company's products contained the herb "Piper methysticum" (also known as kava). Kava has been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects. See "Business—Potential Adverse Product Publicity." The Company's current liability insurance policy excludes claims arising from products containing kava. Claims not covered by insurance, or in excess of policy limits, could have a material adverse effect on the Company. In addition, one or more large punitive damage awards, which are generally not covered by insurance, could have a material adverse effect on the Company. There can be no assurance that the Company will not be a defendant in future additional product liability claims or lawsuits related to products containing kava. Further, the costs of defense and amount of such claims or any resulting awards or judgments could have a material adverse effect on the Company. See "Business—Risks Associated with Government Regulation," "Business—Risks Associated with Insurance Coverage" and "Business—Government Regulation."

        Risks Associated with Insurance Coverage.    The Company carries insurance coverage in the types and amounts that management considers reasonably adequate to cover the risks it faces in the industry in which it competes. However, there can be no assurance that the Company's financial resources and insurance coverage will be adequate to cover all losses which the Company may incur in future periods or that coverage will be available for all of the types of claims the Company faces or may face: for example, punitive damages are not insurable in many states. Additionally, there can be no assurance that such insurance will continue to be available at a reasonable cost. The Company's current liability policy excludes claims related to products containing ephedra or kava, as well as additional ingredients. There can be no assurance that the Company will not be subject to lawsuits with respect to its products containing excluded ingredients. If insurance coverage is inadequate or unavailable or premium costs continue to rise, the Company may face additional claims not covered by insurance, and claims that exceed coverage limits or that are not covered could have a material adverse effect on the Company. See "Business—Risks Associated with Products Containing Ephedra," "Business—Risks Associated with Products Containing Kava," and "Legal Proceedings."

        Risks Associated with Absence of Clinical Studies and Scientific Review; Effect of Publicity.    While the Company conducts quality control testing of its products, the Company does not regularly conduct or sponsor clinical studies on its products. The Company's products consist of vitamins, minerals, herbs and other ingredients and natural products that the Company regards as safe when taken or used as suggested by the Company. However, because the Company is highly dependent upon consumers' perception of the safety and quality of its products as well as similar products distributed by other companies (which may not adhere to the same quality standards as the Company), the Company could be adversely affected in the event any of the Company's products, or any similar products distributed by other companies, should prove or be asserted to be harmful to consumers. In addition, because of the Company's dependence upon consumer perceptions, adverse publicity associated with illness or other adverse effects resulting from consumers' failure to consume the Company's products as suggested by the Company or other misuse or abuse of the Company's products or any similar products distributed by other companies could have a material adverse effect on the Company. Furthermore, the Company believes that the historical growth experienced by the nutritional supplement market is based in part on national media attention regarding scientific research suggesting potential health benefits from regular consumption of certain vitamins and other nutritional products. Such research has been described in major medical journals, magazines, newspapers and television programs. The scientific research to date is preliminary and possibly inconclusive, and in some cases conflicting. Some studies conclude there is little or no benefit from consumption of the tested ingredients, and some conclude there are possible adverse consequences. There can be no assurance of future favorable scientific results and media attention or of the absence of unfavorable or inconsistent findings. See "Business—Potential Adverse Product Publicity."

        Risks Associated with Acquisitions.    The Company has completed various acquisitions and expects to pursue additional acquisitions in the future as a key component of the Company's business strategy. See "Business—General." There can be no assurance that attractive acquisition opportunities will be available to the Company, that the Company will be able to obtain financing for or otherwise consummate any future acquisitions or that any acquisitions which are consummated will prove to be successful. Moreover, acquisitions involve numerous risks, including the risk that the acquired business will not perform in accordance with expectations, difficulties in the integration of the operations and products of the acquired businesses with the Company's other businesses, the diversion of management's attention from other aspects of the Company's business, the risks associated with entering geographic and product markets in which the Company has limited or no direct prior experience and the potential loss of key employees of the acquired business. The acquisition of another business can also subject the Company to liabilities and claims arising out of such business. In addition, future acquisitions would likely require additional financing, which would likely result in an increase in the Company's indebtedness or the issuance of additional capital stock which could be dilutive to holders of Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

        Volatility of Stock Price.    The market price of the Common Stock may fluctuate significantly. These fluctuations could result from, among other things, variations in the Company's results of operations, which could be adversely affected by a number of factors (some which are beyond the Company's control), including economic downturns, variations in demand for nutritional supplements, changes in the mix of products sold, price changes in response to competition, increases in the cost of raw materials and possible supply shortages. In particular, the market price of the Common Stock could be materially adversely affected by reports by official or unofficial health and medical authorities and the general media regarding the potential health benefits or detriments of products sold by the Company or of similar products distributed by other companies regardless of whether such reports are scientifically supported and regardless of whether the Company's operating results are likely to be affected by such reports, as well as by consumer perceptions regarding the safety and efficacy of nutritional supplements and consumer preferences generally. In addition, the stock market in general has experienced wide price and volume fluctuations in recent periods, and these fluctuations may be unrelated to the operating performance of the specific issuers whose stock is affected. Furthermore, the stock prices of many publicly-traded companies in the VMS Industry (including the Company) have experienced a significant downturn; there is no assurance that this trend will change, or not continue to affect any specific company, despite the operating performance of such companies or any individual company.

        Risks Associated with Lack of Industry Analyst Coverage; Lack of Institutional Investors.    The VMS Industry is currently characterized by little coverage by industry analysts, although Adams, Harkness & Hill currently covers certain publicly traded nutritional supplement companies. Currently, there are no recognized industry analysts that cover the Company or its performance. Partly as a result of the lack of industry analyst coverage, there are a limited number of institutional holders of the Company's common stock. The lack of coverage and institutional holders could have a negative effect on the performance of the Company's stock price and could increase its volatility as a short or long-term investment.

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

Item 2.    Properties.

        The following table describes the principal properties of the Company as of November 17, 2003:

Purpose	Location	Square Footage
Rapid Response Center ("RRC")(1)	Ogden, Utah	315,000
Transitional storage	Ogden, Utah	42,836
Transitional warehouse and offices(2)	Garden Grove, California	39,200
New executive, marketing and sales offices (under remodel)(3)	Park City, Utah	31,340
Brand manufacturing(3)	Ogden, Utah	31,230
Health food stores	Phoenix, Arizona	29,544
Bulk manufacturing	Ogden, Utah	20,800
Neighborhood natural food markets	San Francisco, California	19,250
Marketing and sales offices	Park City, Utah	10,446
Produce warehouses	San Francisco, California	6,400
Executive offices	Park City, Utah	6,103
Powder and liquid manufacturing	Ogden, Utah	5,000
Canadian distribution	Langley, British Columbia	2,817
Woodland Publishing	Orem, Utah	2,100
Research, development and quality control	Ogden, Utah	1,813
Transitional offices	Larkspur, California	1,654
United Kingdom marketing and sales offices	Brighton, United Kingdom	715

(1)
The RRC is the central facility where the Company is, and has been, consolidating operations. RRC currently includes raw materials, manufacturing, packaging, distribution and offices.

(2)
The lease for this transitional warehouse and office space expires in December 2004.

(3)
These two properties are owned by the Company. The Company leases all other properties identified above.

Item 3.    Legal Proceedings.

        As discussed in other filings and elsewhere in this Form 10-K, the Company is subject to regulation by a number of federal, state and foreign agencies and is involved in various legal matters arising in the normal course of business.

        The Company carries insurance coverage in the types and amounts that management considers reasonably adequate to cover the risks it faces in the industry in which it competes. However, the Company's current liability policies exclude claims related to products containing ephedra or kava, as well as a limited number of certain other ingredients, and contain other exclusions or limitations. See "Business—Risks Associated with Products Containing Ephedra," and "Business—Risks Associated with Insurance Coverage."

        In the opinion of management, the Company's liability, if any, arising from individual regulatory and legal proceedings in which it is involved is not expected to have a material adverse effect on the Company. However, the aggregate liability of the Company potentially arising from these matters could have a material adverse effect on the Company.

Item 4.    Submission of Matters to a Vote of Security-Holders.

        None.

Item 4A.    Executive Officers of the Registrant.

        The following table sets forth certain information concerning the executive officers of Nutraceutical International Corporation:

Name	Age	Position
Frank W. Gay II	58	Director, Chairman of the Board and Chief Executive Officer
Bruce R. Hough	49	President
Jeffrey A. Hinrichs	46	Director, Executive Vice President, Chief Operating Officer and Secretary
Gary M. Hume	54	Executive Vice President
Leslie M. Brown, Jr.	39	Senior Vice President, Finance, Chief Financial Officer and Assistant Secretary
Stanley E. Soper	40	Vice President, Legal Affairs and Assistant Secretary
Cory J. McQueen	34	Vice President and Controller

        Frank W. Gay II has served as the Chairman of the Board of Directors of the Company since its inception and as Chief Executive Officer since 1994. Mr. Gay has been a partner of F.W. Gay & Sons, a private equity investment group, from 1967 to present. Mr. Gay received a master's degree in business administration from Harvard Business School.

        Bruce R. Hough was made President of the Company in 1994. Prior to joining the Company, Mr. Hough acted as a consultant from 1991 to 1993 and as President of Keystone Communications, a telecommunications firm, from 1987 to 1991. Mr. Hough received an associate's degree from Ricks College.

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

        Gary M. Hume has served as Executive Vice President of the Company since September 1999. Prior to joining the Company, Mr. Hume was President and CEO of Murdock Madaus Schwabe (Nature's Way) from 1995 to 1999. Prior to joining Nature's Way, Mr. Hume was President of Tree of Life's Southwest Division for over twenty years. Mr. Hume received a bachelor of arts from Southwestern Union College.

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

PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters.

Market Information

        The Company's Common Stock is traded on the Nasdaq National Market (the "NNM") under the symbol "NUTR." The Common Stock commenced trading on NNM on February 20, 1998 upon completion of its initial public offering (the "Offering"). The following table sets forth the high and low closing prices per share for the Common Stock:

	High	Low
2001:
First Quarter	$2.94	$1.69
Second Quarter	2.81	1.69
Third Quarter	3.60	2.00
Fourth Quarter	4.99	3.23
2002:
First Quarter	5.25	3.15
Second Quarter	6.00	5.15
Third Quarter	7.56	5.62
Fourth Quarter	8.55	5.60
2003:
First Quarter	11.49	7.31
Second Quarter	12.64	6.44
Third Quarter	10.75	7.50
Fourth Quarter	13.90	9.57
2004:
First Quarter (through November 17, 2003)	12.92	10.36

Holders

        As of the close of business on November 17, 2003, there were 249 holders of record of Common Stock. The Company believes that it has a larger number of beneficial holders of Common Stock. A recently reported last sale price of the Common Stock on the NNM is set forth on the cover page of this report.

Dividends

        Since the Offering, the Company has neither declared nor paid any cash or other dividends on its Common Stock and does not expect to pay dividends for the foreseeable future. Instead, the Company currently intends to retain earnings to support its growth strategy and reduce indebtedness. Any future determination by the Company to pay dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other factors, the Company's results of operations, financial condition, capital requirements and contractual restrictions, including restrictions specified in the Company's credit agreement dated January 28, 2002.

Item 6.    Selected Financial Data.

        The selected financial data presented below were derived from the Consolidated Financial Statements of the Company. This selected financial data should be read in conjunction with

"Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto.

	Year Ended September 30,
	1999	2000	2001	2002		2003
	(dollars in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$106,809	$106,813	$103,580	$110,888		$124,513
Cost of sales	57,261	55,658	52,243	53,971		60,407

Gross profit	49,548	51,155	51,337	56,917		64,106
Operating expenses:
Selling, general and administrative	36,644	37,178	35,411	38,224		42,916
Amortization of intangibles	1,768	1,735	1,768	—		133

Income from operations	11,136	12,242	14,158	18,693		21,057
Interest and other (income)/expense, net	2,493	3,060	2,665	(1,106	)(1)	627

Income before provision for income taxes	8,643	9,182	11,493	19,799		20,430
Provision for income taxes	3,370	3,581	4,482	7,425		7,763

Income before change in accounting principle	5,273	5,601	7,011	12,374		12,667
Cumulative effect of change in accounting principle, net of tax benefit of $16,454, related to adoption of goodwill impairment standard	—	—	—	(35,311)		—

Net income (loss)	$5,273	$5,601	$7,011	$(22,937)		$12,667

Income before change in accounting principle per common share:
Basic	$0.45	$0.49	$0.64	$1.11		$1.13
Diluted	$0.42	$0.46	$0.64	$1.09		$1.09
Net income (loss) per common share:
Basic	$0.45	$0.49	$0.64	$(2.07)		$1.13
Diluted	$0.42	$0.46	$0.64	$(2.03)		$1.09
Weighted average shares outstanding:
Basic	11,729,587	11,509,168	10,963,282	11,111,993		11,179,964
Diluted	12,494,179	12,204,945	10,972,398	11,329,026		11,586,344
Other Financial Data:
EBITDA	$17,082	$18,307	$20,350	$22,861		$24,998
Capital expenditures (excluding acquisitions)	7,904	6,552	5,300	4,433		3,249
Cash flows provided by (used in):
Operating activities	6,528	15,604	15,958	23,102		22,034
Investing activities	(9,058)	(8,953)	(5,300)	(10,525)		(18,617)
Financing activities	1,423	(5,742)	(10,364)	(13,396)		(2,512)
Balance Sheet Data (at period end):
Cash	$869	$1,773	$2,074	$1,257		$2,196
Working capital	29,249	27,714	25,852	20,458		22,263
Total assets	108,644	108,329	104,099	67,552		81,783
Total debt	38,830	38,022	27,500	14,500		12,500
Stockholders' equity	57,290	57,944	65,189	42,807		55,102

(1)
During the year ended September 30, 2002, the Company recorded other income of $2,896 ($1,810 after tax), or $0.16 per share as diluted earnings after tax, for payments received in settlement of price-fixing litigation to which the Company was a plaintiff.

        "EBITDA" is defined herein as income before change in accounting principle plus provision for income taxes, net interest and other (income)/expense, depreciation and amortization. Management believes that EBITDA, as presented, represents a useful measure for assessing the performance of the Company's ongoing operating activities as it reflects the earnings trends of the Company without the impact of the purchase accounting applied in connection with the Company's history of acquisitions, the financing required to consummate such transactions and other non-recurring items. Targets and trends in EBITDA are used as a performance measure for determining management's bonus compensation and are also used by the Company's creditors in assessing debt covenant compliance. The Company understands that while EBITDA is frequently used by securities analysts in the evaluation of nutritional supplement companies, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. EBITDA is not intended as an alternative to cash flows from operating activities, as a measure of liquidity or as an alternative to net income as an indicator of the Company's operating performance or any other measure of performance in accordance with generally accepted accounting principles. The following table sets forth a reconciliation of income before change in accounting principle to EBITDA for each period included herein:

	Year Ended September 30,
	1999	2000	2001	2002	2003
	(dollars in thousands)
Income before change in accounting principle	$5,273	$5,601	$7,011	$12,374	$12,667
Provision for income taxes	3,370	3,581	4,482	7,425	7,763
Interest and other (income)/expense, net(1)(2)	2,493	3,060	2,665	(1,106)	627
Depreciation and amortization(3)	5,946	6,065	6,192	4,168	3,941

EBITDA	$17,082	$18,307	$20,350	$22,861	$24,998

Percentage of net sales	16.0%	17.1%	19.6%	20.6%	20.1%

(1)
Includes amortization of deferred financing fees.

(2)
Includes other income of $2,896 for the year ended September 30, 2002 for payments received in settlement of price-fixing litigation to which the Company was a plaintiff.

(3)
Includes non-recurring amortization of $92 and $63 for the years ended September 30, 1999 and 2002, respectively, for inventory write-up related to certain acquisitions.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's audited Consolidated Financial Statements and accompanying notes thereto included elsewhere in this Form 10-K.

Overview

        The Company is an integrated marketer, distributor, retailer and manufacturer of branded nutritional supplements and other natural products sold primarily to and through domestic health and natural food stores. Internationally, the Company sells its branded products to and through natural product distributors and stores. The Company was formed with a core business strategy of acquiring, integrating and operating, from beginning to end, the marketing, distribution, retailing and manufacturing operations of businesses in the natural products industry. The Company believes that the consolidation and integration of acquired businesses provides ongoing financial synergies through increased scale and market penetration.

        The Company sells its branded products under the trademarks Solaray®, KAL®, Nature's Life®, NaturalMax®, VegLife®, Premier One®, Sunny Green®, Natural Sport®, ActiPet®, Action Labs®,

Thompson® and FunFresh Foods™. The Company also sells branded bulk products and unbranded custom blends under the trademarks Monarch Nutritional Laboratories™ and Great Basin Botanicals™. Under the name Woodland Publishing™, the Company publishes, prints and markets a line of books and booklets to, among others, book distributors, national retail bookstores and health and natural food stores. The Company's neighborhood natural food markets operate under the trade names The Real Food Company™ and Thom's Natural Foods™ and its health food stores operate under the trade name Arizona Health Foods™. The Company also distributes the branded products of certain third parties.

        The Company manufactures and/or distributes one of the broadest branded product lines in the industry with over 3,000 SKUs, including over 600 SKUs exclusively sold internationally. The Company believes that as a result of its emphasis on innovation, quality, loyalty, education and customer service, the Company's brands are widely recognized in health and natural food stores and among their customers.

        The Company was formed in 1993 by senior management and Bain Capital to effect a consolidation strategy in the fragmented VMS Industry. Since its formation, the Company has completed the following acquisitions: Solaray, Premier One, KAL, Monarch, Action Labs, NutraForce Canada, Woodland Publishing, Thompson, Fresh Organics, Nature's Life and Arizona Health Foods. As a result of these acquisitions, internal growth and cost management, between 1993 and 2003, the Company experienced growth in net sales and operating profitability. Management believes that the Company is well positioned to continue to capitalize on the consolidation the Company believes is occurring in the VMS Industry.

Significant Accounting Policies

        The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Estimates included values assigned to acquired intangible assets, reserves for customer returns and allowances, uncollectible accounts receivable and slow moving, obsolete and/or damaged inventories. The Company's other significant accounting policies include, but are not limited to:

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

        Revenue Recognition—The Company recognized sales for products shipped when risk of loss and title transferred to its customers, and with respect to its neighborhood natural food markets and health food stores, at the point of sale.

        For additional information on the Company's accounting policies, see Note 2 of the accompanying Consolidated Financial Statements.

Results of Operations

        The following table sets forth certain Consolidated Statements of Operations data as a percentage of net sales for the periods indicated:

	Year Ended September 30,
	2001	2002	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	50.4	48.7	48.5

Gross profit	49.6	51.3	51.5
Selling, general and administrative	34.2	34.4	34.5
Amortization of intangibles	1.7	—	0.1

Income from operations	13.7	16.9	16.9
Interest and other (income)/expense, net	2.6	(1.0)	0.5

Income before provision for income taxes	11.1	17.9	16.4
Provision for income taxes	4.3	6.7	6.2

Income before change in accounting principle	6.8	11.2	10.2
Cumulative effect of change in accounting principle, net of tax benefit of 14.8%, related to adoption of goodwill impairment standard	—	(31.9)	—

Net income (loss)	6.8%	(20.7)%	10.2%

Comparison of Fiscal 2003 to Fiscal 2002

        Net Sales.    Net sales increased by $13.6 million, or 12.3%, to $124.5 million for fiscal 2003 from $110.9 million for fiscal 2002. Net sales of branded products increased by $7.6 million, or 7.8%, to $103.9 million for fiscal 2003 from $96.3 million for fiscal 2002. This increase in net sales of branded products was primarily related to the integration of the fiscal 2003 third quarter acquisition of the Nature's Life brand into the Company's existing operations and, to a lesser extent, increased penetration and sales into customer accounts and a firming of the VMS Market. Other net sales increased by $6.0 million, or 41.7%, to $20.6 million for fiscal 2003 from $14.6 million for fiscal 2002. This increase in other net sales was primarily the result of the fiscal 2002 acquisitions, as well as the fiscal 2003 acquisition of Arizona Health Foods, which was completed during the fiscal third quarter.

        Gross Profit.    Gross profit increased by $7.2 million, or 12.6%, to $64.1 million for fiscal 2003 from $56.9 million for fiscal 2002. This increase in gross profit was primarily attributable to the increase in net sales. As a percentage of net sales, gross profit increased to 51.5% for fiscal 2003 from 51.3% for fiscal 2002. This increase in gross profit was primarily attributable to manufacturing synergies achieved through increased scale.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $4.7 million, or 12.3%, to $42.9 million for fiscal 2003 from $38.2 million for fiscal 2002. As a percentage of net sales, selling, general and administrative expenses increased to 34.5% for fiscal 2003 from 34.4% for fiscal 2002. This increase in selling, general and administrative expenses was primarily attributable to the fiscal 2002 and fiscal 2003 acquisitions, as well as general labor and cost increases and facility consolidation efforts.

        Amortization of Intangibles.    Amortization of intangibles was $0.1 million for fiscal 2003 compared to $0.0 million for fiscal 2002. The fiscal 2003 amortization expense was primarily related to intangible assets subject to amortization, which were recorded in connection with the fiscal 2003 acquisitions.

        Interest and Other (Income)/Expense, Net.    Net interest and other (income)/expense for fiscal 2002 included other income of $2.9 million for payments received as settlement of price-fixing litigation to which the Company was a plaintiff. Exclusive of this litigation settlement, net interest and other (income)/expense was $0.6 million for fiscal 2003 compared to $1.8 million for fiscal 2002. As a percentage of net sales, net interest and other (income)/expense was 0.5% for fiscal 2003 compared to 1.6% for fiscal 2002. This decrease in net interest and other (income)/expense for fiscal 2003 was primarily attributable to decreased indebtedness resulting from repayments made under the Company's revolving credit facility as well as decreased interest rates.

        Provision for Income Taxes.    The Company's effective tax rate was 38.0% for fiscal 2003 and 37.5% for fiscal 2002. This increase in the Company's effective tax rate was primarily due to an increase in the Company's marginal federal income tax rate. In each fiscal year, the effective tax rate is higher than statutory rates primarily due to state tax considerations.

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

Selected Quarterly Financial Data; Seasonality

        The following table sets forth certain quarterly financial data for fiscal 2002 and 2003. This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflects all normally recurring adjustments necessary for fair presentation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal 2002				Fiscal 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands, except per share data: unaudited)
Net sales	$24,463	$27,643	$29,488	$29,294	$28,901	$30,586	$29,690	$35,336
Gross profit	12,669	14,370	14,982	14,896	14,819	15,905	15,485	17,897
Income before change in accounting principle (a)(b)	2,494	2,887	4,162	2,831	2,626	3,519	3,202	3,320
Income before change in accounting principle per common share:
Basic	$0.23	$0.26	$0.37	$0.25	$0.23	$0.31	$0.29	$0.30
Diluted	$0.22	$0.26	$0.36	$0.25	$0.23	$0.30	$0.28	$0.29

(a)
During the first quarter of fiscal 2002, the Company recorded a cumulative effect of change in accounting principle loss of $35,311, net of tax benefit of $16,454, related to the adoption of SFAS 142. The resulting net loss for this quarter was $32,817.

(b)
During the second, third and fourth quarters of fiscal 2002, the Company recorded pre-tax other income of $815, $1,759 and $322, respectively, for payments received in settlement of price-fixing litigation to which the Company was a plaintiff.

        The Company believes that its business is characterized by minor seasonality. However, sales to any particular customer can vary substantially from one quarter to the next based on such factors as industry trends, timing of promotional discounts, international economic conditions and acquisition-related activities. Excluding the effects of acquisitions, the Company historically has recorded higher branded products sales volume during the second fiscal quarter due to increased interest in health-related products among consumers following the holiday season. The fiscal 2003 acquisitions were completed during the third quarter and the fiscal 2002 acquisitions were completed during the second and third quarters.

Liquidity and Capital Resources

        As of September 30, 2003, the Company had cash of $2.2 million. Net cash provided by operating activities was $22.0 million, $23.1 million and $16.0 million for the years ended September 30, 2003, 2002 and 2001, respectively. The decrease in net cash provided by operating activities in fiscal 2003 was primarily attributable to a decrease in cash provided by inventories and accrued expenses partially offset by an increase in cash provided by deferred income taxes, accounts payable and prepaid expenses and other current assets.

        Net cash used in investing activities was $18.6 million, $10.5 million and $5.3 million for the years ended September 30, 2003, 2002 and 2001, respectively. The Company's investing activities consist primarily of capital expenditures and acquisitions. Capital expenditures during the years ended September 30, 2003, 2002 and 2001 related primarily to manufacturing and distribution equipment, building improvements related to the RRC facility consolidation and, to a lesser extent, information systems. In addition to capital expenditures of $3.2 million during fiscal 2003, the Company acquired Nature's Life and Arizona Health Foods for an aggregate purchase price of $15.0 million. The Company intends to finance anticipated capital expenditures through internally generated cash flow and, if necessary, through funds provided under its credit agreement.

        Net cash used in financing activities was $2.5 million, $13.4 million and $10.4 million for the years ended September 30, 2003, 2002 and 2001, respectively. The Company's financing activities consist primarily of borrowings and repayments under the Company's credit agreement related to operating needs. In fiscal 2003, the Company's financing activities were primarily related to borrowings and repayments of borrowings under the Company's credit agreement, as well as repurchases of common stock for treasury.

        On January 28, 2002, the Company entered into a five-year, sixty million dollar reducing revolving credit facility (the "New Credit Agreement"). Initial borrowings of $23.5 million under the New Credit Agreement were used to repay the Company's $23.5 million outstanding balance owed under its prior credit agreement, which was scheduled to mature in January 2003. The Company deferred certain debt issuance costs, including bank, legal, accounting and other fees, related to this New Credit Agreement. These costs, which totaled $914 thousand in aggregate, were capitalized as deferred financing fees in the Company's Consolidated Financial Statements.

        The available revolving credit borrowings of sixty million dollars under the New Credit Agreement are reduced quarterly by $1.25 million beginning in March of 2004. Borrowings under the New Credit Agreement are collateralized by substantially all assets of the Company and bear interest at the applicable Eurodollar Rate plus a variable margin or at the base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At September 30, 2003, the applicable weighted-average interest rate for borrowings was 2.42%. The Company is also required to pay a variable quarterly fee on the unused balance under the New Credit Agreement. At September 30, 2003, the applicable rate was 0.25%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The New Credit Agreement matures on January 28, 2007, and the Company is required to repay all principal and interest outstanding under the New Credit Agreement on such date. Accordingly, the outstanding principal balance at September 30, 2003 was classified as long-term debt.

        The New Credit Agreement contains restrictive covenants, including restrictions on incurring other indebtedness, limitations on capital expenditures and requirements that the Company maintain certain financial ratios. As of September 30, 2003, the Company was in compliance with these restrictive covenants. Upon the occurrence of a default or an event of default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring the Company to repay all amounts borrowed under the New Credit Agreement.

        A key component of the Company's business strategy is to seek to make additional acquisitions, which may require that the Company obtain additional financing, which could include the occurrence of substantial additional indebtedness. The Company believes that borrowings under the New Credit Agreement or a replacement credit facility, together with cash flows from operations, will be sufficient to make required payments under the New Credit Agreement or any such replacement facility, and to make anticipated capital expenditures and fund working capital needs for fiscal 2004.

        The Company's significant non-cancelable future operating lease obligations as of September 30, 2003 are as follows (dollars in thousands):

Year Ending September 30,	Minimum Lease Payments
2004	$1,346
2005	897
2006	405
2007	339
2008	137
Thereafter	240

$3,364

New Accounting Standards

        The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses significant issues related to the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.) SFAS 146 was effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of this standard to have a significant impact on its consolidated financial statements.

        The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure ("SFAS 148"), which amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS 148 was effective for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions of SFAS 148.

        The Emerging Issues Task Force issued EITF Issue No. 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor ("EITF 02-16"). EITF 02-16 addresses the accounting for cash consideration received from a vendor. EITF 02-16 was first effective for transactions entered into after November 21, 2002. The Company does not expect the adoption of EITF 02-16 to have a significant impact on its consolidated financial statements.

        The Company periodically reviews new accounting standards that are issued from time to time. Although some of these other accounting standards may be applicable to the Company, the Company has not identified any such standards that it believes merit further discussion, and the Company expects that none would have a significant impact on its consolidated financial statements.

Inflation

        Inflation affects the cost of raw materials, goods and services used by the Company. In recent years, inflation has been modest. The competitive environment somewhat limits the ability of the Company to recover higher costs resulting from inflation by raising prices. Overall, product prices have generally been stable. The Company seeks to mitigate the adverse effects of inflation primarily through improved productivity and cost containment programs. The Company does not believe that inflation has had a material impact on its results of operations for the periods presented, except with respect to payroll-related costs, insurance premiums, and other costs arising from or related to government imposed regulations.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk.

        Borrowings under the Credit Agreement bear interest at the applicable Eurodollar Rate plus a variable margin or at base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At September 30, 2003, the applicable weighted average interest rate for borrowings was 2.42% and the Company had total borrowings outstanding of $12.5 million. To date, the Company has not obtained interest rate protection with respect to these borrowings.

        With respect to its international operations, the Company is subject to currency fluctuations; however, the Company does not believe that these fluctuations would have a material adverse impact on the Company's financial position.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        Evaluation of Disclosure Controls and Procedures.    The Company's chief executive officer and its chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of the end of the period for the annual report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information related to the Company and its consolidated subsidiaries would be made known to them by others within those entities. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

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

Code of Ethics

        The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. This Code of Ethics applies to all directors, officers and employees of the Company. The Company will provide to any person, without charge, upon request, a copy of such Code of Ethics. A person may request a copy by writing to Nutraceutical International Corporation, Attn.: Investor Relations, 1500 Kearns Boulevard, Suite B-200, Park City, Utah 84060 or telephoning the Company at (435) 655-6106.

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

Item 14.    Principal Accounting Fees and Services.

        Information concerning principal accountant fees and services appears in the Proxy Statement under the heading "Fees Paid to PricewaterhouseCoopers" and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a)
  The following documents are filed as part of this report:

  1.
  Exhibits, as set forth on the attached Exhibit Index.

  2.
  Consolidated Financial Statements, as set forth on the attached Index to Consolidated Financial Statements.

  3.
  Schedule to Consolidated Financial Statements

  Schedule II—Valuation and Qualifying Accounts

  4.
  Reports on Form 8-K

  The following report was filed on Form 8-K during the last quarter of the period covered by this report:

  On July 29, 2003, the Company reported sales and income results for the fiscal 2003 third quarter and nine months ended June 30, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of November 2003.

NUTRACEUTICAL INTERNATIONAL CORPORATION
By:	/s/ FRANK W. GAY II Frank W. Gay II Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 25th day of November 2003.

Signature	Capacity

/s/ FRANK W. GAY II Frank W. Gay II	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ JEFFREY A. HINRICHS Jeffrey A. Hinrichs	Director, Executive Vice President, Chief Operating Officer and Secretary
/s/ LESLIE M. BROWN, JR. Leslie M. Brown, Jr.	Senior Vice President, Finance, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)
/s/ MICHAEL D. BURKE Michael D. Burke	Director
/s/ ROBERT C. GAY Robert C. Gay	Director
/s/ MATTHEW S. LEVIN Matthew S. Levin	Director
/s/ JAMES D. STICE James D. Stice	Director
/s/ J. STEVEN YOUNG J. Steven Young	Director

EXHIBIT INDEX

Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Form of By-laws of the Company(1)
4.1	Form of certificate representing Common Stock(1)
4.2	Amended and Restated Registration Agreement dated as of January 31, 1995 among the Company and certain of its stockholders(1)
10.1	Nutraceutical International Corporation 1998 Stock Incentive Plan(1)
10.2	Nutraceutical International Corporation 1998 Non-Employee Director Stock Option Plan(1)
10.3	Nutraceutical International Corporation Employee Stock Discount Purchase Plan(1)
10.4	Transaction Services Agreement between the Company and Bain Capital(1)
10.5	Consultant Stock Agreement dated as of October 28, 1993 between the Company and Bruce R. Hough(1)
10.6	Executive Stock Agreement dated as of October 28, 1993 between the Company and Jeffrey A. Hinrichs(1)
10.7	Stock Option Agreement dated as of November 15, 1994 between the Company and Jeffrey A. Hinrichs(1)
10.8	Stock Option Agreement dated as of November 15, 1994 between the Company and Bruce R. Hough(1)
10.9	Stock Option Agreement dated as of November 15, 1994 between the Company and Frank W. Gay II(1)
10.10	Credit Agreement dated as of January 28, 2002 among the Company and its lenders(2)
10.11	1995 Stock Option Plan
10.12
Warrants dated October 28, 1993 issued by the Company to Heller Financial, Inc. for the right to purchase 12,994.35 shares of Class A Non-Voting Common Stock and 116,949.15 shares of Non-Voting Common Stock(1)
10.13	First Amendment to Warrants dated as of October 31, 1994 between the Company and Heller(1)
10.14	Second Amendment to Warrants dated as of January 31, 1994 between the Company and Heller(1)
11.1	Computation of earnings per share
The information required by Exhibit 11.1 is set forth on page F-4 of this Form 10-K.
21.1	Subsidiaries of the Company
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated herein by reference to the applicable exhibit to the Company's Registration Statement on Form S-1/A, Registration No. 333-41909.

(2)
The Company agrees to furnish supplementary to the Commission a copy of any omitted schedule or exhibit to such agreement upon request by the Commission.

Nutraceutical International Corporation
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Nutraceutical International Corporation:

In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Nutraceutical International Corporation and its subsidiaries at September 30, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Salt Lake City, Utah
November 14, 2003

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	September 30,
	2002	2003
Assets
Current assets:
Cash	$1,257	$2,196
Accounts receivable, net	9,758	10,514
Inventories, net	17,093	20,054
Prepaid expenses and other current assets	1,152	2,040
Deferred income taxes	1,443	1,190

Total current assets	30,703	35,994
Property, plant and equipment, net	21,263	21,148
Goodwill	2,310	10,083
Intangible assets, net	156	4,386
Deferred income taxes, net	12,027	9,165
Other non-current assets, net	1,093	1,007

Total assets	$67,552	$81,783

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,023	$8,530
Accrued expenses	4,222	5,201

Total current liabilities	10,245	13,731
Long-term debt	14,500	12,500
Other non-current liabilities	—	450

Total liabilities	24,745	26,681

Commitments and contingencies (Notes 10 and 18)
Stockholders' equity:
Common Stock, $0.01 par value, 50,000,000 shares authorized, 11,163,504 shares issued and outstanding at September 30, 2002, 11,326,685 shares issued and 11,169,560 shares outstanding at September 30, 2003	112	113
Additional paid-in capital	38,454	39,431
Retained earnings	4,179	16,846
Accumulated other comprehensive income	62	139
Treasury stock at cost, 157,125 shares at September 30, 2003	—	(1,427)

Total stockholders' equity	42,807	55,102

Total liabilities and stockholders' equity	$67,552	$81,783

The accompanying notes are an integral part of these consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	Years ended September 30,
	2001	2002	2003
Net sales	$103,580	$110,888	$124,513
Cost of sales	52,243	53,971	60,407

Gross profit	51,337	56,917	64,106

Operating expenses:
Selling, general and administrative	35,411	38,224	42,916
Amortization of intangibles	1,768	—	133

	37,179	38,224	43,049

Income from operations	14,158	18,693	21,057
Interest and other (income)/expense, net (Note 15)	2,665	(1,106)	627

Income before provision for income taxes	11,493	19,799	20,430
Provision for income taxes	4,482	7,425	7,763

Income before change in accounting principle	7,011	12,374	12,667
Cumulative effect of change in accounting principle, net of tax benefit of $16,454, related to adoption of goodwill impairment standard	—	(35,311)	—

Net income (loss)	$7,011	$(22,937)	$12,667

Income before change in accounting principle per common share:
Basic	$0.64	$1.11	$1.13
Diluted	0.64	1.09	1.09
Cumulative effect of change in accounting principle per common share:
Basic	$—	$(3.18)	$—
Diluted	—	(3.12)	—
Net income (loss) per common share:
Basic	$0.64	$(2.07)	$1.13
Diluted	0.64	(2.03)	1.09
Weighted average common shares outstanding:
Basic	10,963,282	11,111,993	11,179,964
Dilutive effect of stock options and warrants	9,116	217,033	406,380

Diluted	10,972,398	11,329,026	11,586,344

The accompanying notes are an integral part of these consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years ended September 30,
	2001	2002	2003
Cash flows from operating activities:
Net income (loss)	$7,011	$(22,937)	$12,667
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including amortization of inventory write-up of $63 during 2002)	6,192	4,168	3,941
Amortization of deferred financing fees	233	464	182
Loss on disposals of property and equipment	21	14	15
Deferred income taxes	516	1,051	2,442
Tax benefit from stock option exercises	—	—	63
Cumulative effect of change in accounting principle, net of tax benefit of $16,454, related to adoption of goodwill impairment standard	—	35,311	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(587)	380	508
Inventories, net	4,000	3,006	1,214
Prepaid expenses and other current assets	369	(545)	(243)
Other non-current assets, net	(72)	(83)	(73)
Accounts payable	(1,586)	1,191	1,520
Accrued expenses	(139)	1,082	(202)

Net cash provided by operating activities	15,958	23,102	22,034

Cash flows from investing activities:
Payments on non-compete agreements	—	—	(325)
Purchases of notes receivable	—	(3,050)	—
Purchases of property and equipment	(5,300)	(4,433)	(3,249)
Acquisitions of businesses, net of cash acquired	—	(3,042)	(15,043)

Net cash used in investing activities	(5,300)	(10,525)	(18,617)

Cash flows from financing activities:
Proceeds from long-term debt	—	26,500	13,500
Payments on long-term debt	(10,500)	(39,500)	(15,500)
Principal payments on capital lease obligations	(22)	—	—
Payments of deferred financing fees	(69)	(914)	—
Proceeds from issuances of common stock	227	518	915
Purchases of common stock for treasury	—	—	(1,427)

Net cash used in financing activities	(10,364)	(13,396)	(2,512)

Effect of exchange rate changes on cash	7	2	34

Net increase (decrease) in cash	301	(817)	939
Cash at beginning of period	1,773	2,074	1,257

Cash at end of period	$2,074	$1,257	$2,196

The accompanying notes are an integral part of these consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(dollars in thousands)

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-In Capital	Retained Earnings		Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at October 1, 2000	11,823,391	$118	$41,012	$20,105	$18	$(3,309)	$57,944
Net income	—	—	—	7,011	—	—	7,011
Cumulative translation adjustment	—	—	—	—	7	—	7

Total comprehensive income							7,018
Issuances of common stock	123,239	1	226	—	—	—	227

Balance at September 30, 2001	11,946,630	119	41,238	27,116	25	(3,309)	65,189
Net loss	—	—	—	(22,937)	—	—	(22,937)
Cumulative translation adjustment	—	—	—	—	37	—	37

Total comprehensive loss							(22,900)
Issuances of common stock	135,161	2	516	—	—	—	518
Retirement of common stock in treasury	(918,287)	(9)	(3,300)	—	—	3,309	—

Balance at September 30, 2002	11,163,504	112	38,454	4,179	62	—	42,807
Net income	—	—	—	12,667	—	—	12,667
Cumulative translation adjustment	—	—	—	—	77	—	77

Total comprehensive income							12,744
Issuances of common stock	163,181	1	914	—	—	—	915
Tax benefit from stock option exercises	—	—	63	—	—	—	63
Purchases of common stock for treasury	—	—	—	—	—	(1,427)	(1,427)

Balance at September 30, 2003	11,326,685	$113	$39,431	$16,846	$139	$(1,427)	$55,102

The accompanying notes are an integral part of these consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

1.    Description of Business

        The Company is an integrated marketer, distributor, retailer and manufacturer of branded nutritional supplements and other natural products sold primarily to and through domestic health and natural food stores. Internationally, the Company sells its branded products to and through natural product distributors and retailers. The Company was formed with a core business strategy of acquiring, integrating and operating, from beginning to end, the marketing, distribution, retailing and manufacturing operations of businesses in the natural products industry. The Company believes that the consolidation and integration of acquired businesses provides ongoing financial synergies through increased scale and market penetration.

        The Company sells its branded products under the trademarks Solaray®, KAL®, Nature's Life®, NaturalMax®, VegLife®, Premier One®, Sunny Green®, Natural Sport®, ActiPet®, Action Labs®, Thompson® and FunFresh Foods™. The Company also sells branded bulk products and unbranded custom blends under the trademarks Monarch Nutritional Laboratories™ and Great Basin Botanicals™. Under the name Woodland Publishing™, the Company publishes, prints and markets a line of books and booklets to, among others, book distributors, national retail bookstores and health and natural food stores. The Company's neighborhood natural food markets operate under the trade names The Real Food Company™ and Thom's Natural Foods™ and its health food stores operate under the trade name Arizona Health Foods™. The Company also distributes the branded products of certain third parties.

2.    Summary of Significant Accounting Policies

        Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances were eliminated.

        Use of Estimates—The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Estimates included values assigned to acquired intangible assets, reserves for customer returns and allowances, uncollectible accounts receivable and slow moving, obsolete and/or damaged inventories. Actual results may differ from these estimates.

        Reclassifications—Certain prior period amounts were reclassified to conform with the current period's presentation. These reclassifications had no effect on net income (loss) or total assets.

        Fair Value of Financial Instruments—The Company believes that the fair values of financial instruments, including cash, accounts receivable, accounts payable and debt, approximated their respective book values at September 30, 2002 and 2003.

        Cash—Substantially all of the Company's cash was held by one bank at September 30, 2003. The Company does not believe that, as a result of this concentration, it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

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

        Goodwill—The excess of purchase price over fair market value of assets acquired and liabilities assumed in acquisition transactions was classified as goodwill. Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 primarily addresses the accounting for goodwill and other intangible assets subsequent to their acquisition. As prescribed by SFAS 142, goodwill was not amortized but rather was tested for impairment (Note 7).

        Deferred Financing Fees—The Company deferred certain debt issuance costs, including bank, legal, accounting and other fees, related to the establishment of credit agreements (Note 9). These costs were capitalized as deferred financing fees in other non-current assets and were amortized using the effective interest rate method based on the lives of the credit agreements.

        Foreign Currency Translation—All assets and liabilities of foreign subsidiaries were translated into U.S. Dollars at fiscal year-end exchange rates. Income and expense items were translated at average exchange rates prevailing during the fiscal year. The resulting translation adjustments were recorded in accumulated other comprehensive income, which is a component of stockholders' equity.

        Revenue Recognition—The Company recognized sales for products shipped when risk of loss and title transferred to its customers, and with respect to its neighborhood natural food markets and health food stores, at the point of sale.

        Shipping and Handling Costs—The costs of shipping merchandise to customers were classified as selling, general and administrative expenses.

        Research and Development—The Company expensed research and development costs as incurred. For the years ended September 30, 2001, 2002 and 2003, the Company incurred $491, $537 and $584, respectively, in research and development expenditures.

        Advertising—The Company expensed advertising costs as incurred. These costs were included in selling, general and administrative expenses.

        Income Taxes—The Company accounted for income taxes using the asset and liability method as prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). SFAS 109 required the Company to record deferred tax assets and liabilities for the differences between the financial statement and tax bases of assets and liabilities using the expected applicable future tax rates.

        Accounting for Stock-Based Compensation—The Company accounted for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation cost was reflected in net income (loss), as all options granted under those stock-based employee compensation plans had exercises prices equal to the market values of the underlying common shares on the dates of grant. The following table illustrates the effect on net income (loss) and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), to stock-based employee compensation.

	Years Ended September 30,
	2001	2002	2003
Net income (loss), as reported	$7,011	$(22,937)	$12,667
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	—	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(226)	(348)	(242)

Pro forma net income (loss)	$6,785	$(23,285)	$12,425

Earnings per share
Basic—as reported	$0.64	$(2.07)	$1.13
Basic—pro forma	0.62	(2.10)	1.11
Diluted—as reported	$0.64	$(2.03)	$1.09
Diluted—pro forma	0.62	(2.06)	1.07

        Based on application of the Black-Scholes option pricing model as prescribed in SFAS 123, the weighted average fair value per share of options granted was $2.00, $2.88 and $6.53 for the years ended September 30, 2001, 2002 and 2003, respectively.

        The following assumptions were used in the application of the Black-Scholes option pricing model for the years ended September 30, 2001, 2002 and 2003, respectively: risk free interest rate of 5.05%, 3.81% and 2.62%; expected life of 7 years for each year; expected volatility of 90%, 90% and 60%; and an expected dividend yield of 0% for each year. Because changes in these subjective input assumptions can materially affect the fair value estimates, management believes that the existing valuation models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The initial impact on pro forma net income (loss) may not be representative of pro forma compensation expense in future years, depending upon the amount of stock options awarded in the future and their related vesting periods.

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

        New Accounting Standards—The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses significant issues relating to the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 was effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of this standard to have a significant impact on its consolidated financial statements.

        The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure ("SFAS 148"), which amends SFAS 123. SFAS 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS 148 was effective for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions of SFAS 148.

        The Emerging Issues Task Force issued EITF Issue No. 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor ("EITF 02-16"). EITF 02-16 addresses the accounting for cash consideration received from a vendor. EITF 02-16 was first effective for transactions entered into after November 21, 2002. The Company does not expect the adoption of EITF 02-16 to have a significant impact on its consolidated financial statements.

        The Company periodically reviews new accounting standards that are issued from time to time. Although some of these other accounting standards may be applicable to the Company, the Company has not identified any such standards that it believes merit further discussion, and the Company expects that none would have a significant impact on its consolidated financial statements.

3.    Acquisitions

        Acquisitions—On March 1, 2002, Fresh Organics, Inc., a wholly-owned subsidiary of the Company, acquired substantially all of the assets of three San Francisco area neighborhood natural food markets previously owned and operated by The Real Food Company, Inc. On June 21, 2002, Fresh Organics, Inc. acquired substantially all of the assets of another San Francisco area neighborhood natural food market previously operated as Thom's Natural Foods. The aggregate purchase price for these fiscal 2002 acquisitions was $3,042 (net of cash acquired) and was paid in cash.

        On June 13, 2003, the Company acquired the Nature's Life® brand of nutritional supplements, which are sold in health and natural food stores, by purchasing 100% of the stock of M.K. Health Food Distributors, Inc. On June 30, 2003, the Company acquired the Arizona Health Foods™ chain of 11 health food stores by purchasing substantially all of the operating assets of Arizona Health Foods, Inc. The aggregate purchase price for these fiscal 2003 acquisitions was $15,043 (net of cash acquired) and was paid in cash.

        These acquisitions are in keeping with the Company's business strategy of consolidating the fragmented industry where it competes. These acquisitions were accounted for using the purchase method of accounting. Accordingly, the aggregate purchase price was assigned to the assets acquired and liabilities assumed based on their fair market values at the respective dates of acquisition. The excess of aggregate purchase price over the fair market values of the assets acquired and liabilities assumed was classified as goodwill and was accounted for in accordance with SFAS 142 (Note 7). The Consolidated Statements of Operations and Consolidated Statements of Cash Flows presented herein include the activities of these acquired businesses from their respective dates of acquisition. The following reflects the allocation of the aggregate purchase price for the fiscal 2002 and 2003 acquisitions to the aggregate assets acquired and liabilities assumed:

	Fiscal 2002 Acquisitions	Fiscal 2003 Acquisitions
Aggregate assets acquired and liabilities assumed:
Current assets, net	$615	$6,509
Property, plant and equipment	105	459
Goodwill	2,310	7,773
Intangible assets	23	3,340
Other non-current assets	—	46
Non-current deferred income taxes	—	(1,098)
Current liabilities	(11)	(1,986)

	$3,042	$15,043

        Goodwill, which is not subject to amortization for financial statement purposes, of $2,310 related to the fiscal 2002 acquisitions and $1,544 related to the fiscal 2003 acquisitions is expected to be deductible for tax purposes over fifteen years. Included in acquired intangible assets are trademarks, trade names and licenses totaling $18 and $3,340 for fiscal 2002 and fiscal 2003, respectively, that have indefinite lives and are not subject to amortization for financial statement purposes (Note 7).

        In connection with the fiscal 2003 acquisitions, the Company entered into certain non-compete and consulting arrangements. These non-compete agreements were classified as intangible assets at September 30, 2003 and are being amortized over the terms of the respective agreements (Note 7).

4.    Accounts Receivable, net

        Accounts receivable, net of reserves for sales returns and doubtful accounts, consisted of the following:

	September 30,
	2002	2003
Accounts receivable	$11,083	$12,042
Less allowances	(1,325)	(1,528)

	$9,758	$10,514

5.    Inventories, net

        Inventories, net of reserves for slow moving, obsolete and/or damaged inventories, were comprised of the following:

	September 30,
	2002	2003
Raw materials	$3,541	$5,619
Work-in-process	2,957	2,715
Finished goods	10,595	11,720

	$17,093	$20,054

6.    Property, Plant and Equipment, net

        Property, plant and equipment, net, were comprised of the following:

		September 30,
	Estimated Useful Life in Years
		2002	2003
Land	—	$2,122	$2,122
Building	30	3,310	3,431
Leasehold improvements	1–10	10,078	11,478
Furniture, fixtures and equipment	3–10	26,071	27,897

		41,581	44,928
Less accumulated depreciation and amortization		(20,318)	(23,780)

		$21,263	$21,148

        At September 30, 2002 and 2003, the Company had no capitalized leased equipment. Substantially all property and equipment of the Company collateralized its debt obligations (Note 9).

        Depreciation and amortization of property, plant and equipment totaled $4,424, $4,105 and $3,808 for the years ended September 30, 2001, 2002 and 2003, respectively.

        During fiscal 2002, the Company purchased promissory notes related to certain real property located in Park City, Utah for $3,050. As a result of default in payment on these promissory notes, the

Company foreclosed on this real property. On September 20, 2002, the foreclosure process was completed and the Company acquired this real property through a trustee's sale. The Company intends to remodel this real property into its new executive, marketing and sales offices. Accordingly, the balance of these notes was reclassified to property, plant and equipment at September 30, 2002 and 2003.

7.    Goodwill and Intangible Assets

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

        The implied fair value of goodwill was determined to be $0 at October 1, 2001, and a non-cash goodwill impairment equal to the goodwill carrying amount of $51,765 was recognized in the Company's Consolidated Balance Sheet. As prescribed by SFAS 142, the Company treated this non-cash goodwill impairment as a cumulative effect of change in accounting principle, which resulted in a non-cash charge of $35,311, net of tax benefit of $16,454, in the Company's Consolidated Statement of Operations for the year ended September 30, 2002.

        The changes in the carrying amount of goodwill for the years ended September 30, 2002 and 2003 were as follows:

Goodwill
Balance as of October 1, 2001	$51,765
Impairment loss during the year	(51,765)
Goodwill acquired during the year	2,310

Balance as of September 30, 2002	2,310
Goodwill acquired during the year	7,773

Balance as of September 30, 2003	$10,083

        The carrying amount of intangible assets was $156 at September 30, 2002 and consisted of trademarks, trade names and patents which were subject to amortization. The carrying amount of intangible assets at September 30, 2003 was as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Amortization Period (Years)
Intangible assets subject to amortization:
Non-compete agreements	$1,000	$(83)	$917	3
Trademarks/trade names/patents	277	(166)	111	5

	1,277	(249)	1,028
Intangible assets not subject to amortization:
Trademarks/trade names/licenses	3,358	—	3,358

	$4,635	$(249)	$4,386

        Aggregate amortization expense related to goodwill and intangible assets subject to amortization totaled $1,768, $0 and $133 for the years ended September 30, 2001, 2002 and 2003, respectively.

        Estimated amortization expense related to intangible assets subject to amortization is as follows:

Year Ending September 30,	Estimated Amortization Expense
2004	$373
2005	368
2006	274
2007	11
2008	2

$1,028

        The following table presents what reported net income and earnings per share would have been for the years ended September 30, 2001, 2002 and 2003 before change in accounting principle and exclusive of goodwill amortization expense:

	Years Ended September 30,
	2001	2002	2003
Reported net income (loss)	$7,011	$(22,937)	$12,667
Add back:
Cumulative effect of change in accounting principle, net of tax benefit of $16,454, related to adoption of goodwill impairment standard	—	35,311	—
Goodwill amortization, net of tax of $491, for the year ended September 30, 2001	1,277	—	—

Adjusted net income before change in accounting principle and exclusive of goodwill amortization expense	$8,288	$12,374	$12,667

Basic earnings per share:
Reported net income (loss)	$0.64	$(2.07)	$1.13
Add back:
Cumulative effect of change in accounting principle, net of tax benefit of $16,454, related to adoption of goodwill impairment standard	—	3.18	—
Goodwill amortization, net of tax of $491, for the year ended September 30, 2001	0.12	—	—

Adjusted net income before change in accounting principle and exclusive of goodwill amortization expense	$0.76	$1.11	$1.13

Diluted earnings per share:
Reported net income (loss)	$0.64	$(2.03)	$1.09
Add back:
Cumulative effect of change in accounting principle, net of tax benefit of $16,454, related to adoption of goodwill impairment standard	—	3.12	—
Goodwill amortization, net of tax of $491, for the year ended September 30, 2001	0.12	—	—

Adjusted net income before change in accounting principle and exclusive of goodwill amortization expense	$0.76	$1.09	$1.09

8.    Accrued Expenses

        Accrued expenses were comprised of the following:

	September 30,
	2002	2003
Employee payroll, taxes, benefits and performance incentives	$2,263	$2,450
Other accrued expenses	1,959	2,751

	$4,222	$5,201

9.    Long-Term Debt

        Long-term debt was comprised of the following:

	September 30,
	2002	2003
Revolving Credit Facility	$14,500	$12,500

        On January 28, 2002, the Company entered into a five-year, sixty million dollar reducing revolving credit facility (the "New Credit Agreement"). Initial borrowings of $23,500 under the New Credit Agreement were used to repay the Company's $23,500 outstanding balance owed under its prior credit agreement, which was scheduled to mature in January 2003. Deferred financing fees of approximately $914 related to the New Credit Agreement were capitalized.

        The available revolving credit borrowings of sixty million dollars under the New Credit Agreement are reduced quarterly by $1,250 beginning in March of 2004. Borrowings under the New Credit Agreement are collateralized by substantially all assets of the Company and bear interest at the applicable Eurodollar Rate plus a variable margin or at the base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At September 30, 2003, the applicable weighted-average interest rate for borrowings was 2.42%. The Company is also required to pay a variable quarterly fee on the unused balance under the New Credit Agreement. At September 30, 2003, the applicable rate was 0.25%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The New Credit Agreement matures on January 28, 2007, and the Company is required to repay all principal and interest outstanding under the New Credit Agreement on such date. Accordingly, the outstanding principal balance at September 30, 2003 was classified as long-term debt.

        The New Credit Agreement contains restrictive covenants, including restrictions on incurring other indebtedness, limitations on capital expenditures and requirements that the Company maintain certain financial ratios. As of September 30, 2003, the Company was in compliance with these restrictive covenants. Upon the occurrence of a default or an event of default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring the Company to repay all amounts outstanding under the New Credit Agreement.

10.    Lease Commitments and Obligations

        The Company leases office and warehouse facilities under non-cancelable operating leases, the last of which expires during fiscal 2011; however, the Company has negotiated extension options in many cases. These operating leases require the Company to pay all taxes, insurance and maintenance.

        The following summarizes future minimum lease payments required under non-cancelable operating leases:

Year Ending September 30,	Minimum Lease Payments
2004	$1,346
2005	897
2006	405
2007	339
2008	137
Thereafter	240

$3,364

        Total rent expense incurred by the Company under non-cancelable operating leases was $986, $1,078 and $931 for the years ended September 30, 2001, 2002 and 2003, respectively.

11.    Income Taxes

        The provision for income taxes was comprised of the following:

	Years Ended September 30,
	2001	2002	2003
Current:
Federal	$3,787	$5,562	$4,225
State	328	690	423
Deferred:
Federal	335	1,072	2,831
State	32	101	284

	$4,482	$7,425	$7,763

        A summary of the composition of net deferred income tax assets and liabilities was as follows:

	September 30,
	2002	2003
Current Deferred Income Tax Assets
Inventory reserve	$866	$589
Accounts receivable reserves	434	588
Accrued liabilities	143	13

	$1,443	$1,190

Non-Current Deferred Income Tax Assets and Liabilities, net
Goodwill and other intangible assets	$11,196	$8,623
Property, plant and equipment	831	542

	$12,027	$9,165

        The differences between income taxes at the statutory federal income tax rate and income taxes reported in the Consolidated Statements of Operations were as follows:

	Years Ended September 30,
	2001	2002	2003
Federal tax at statutory rate	$3,907	$6,807	$7,056
State tax, net of federal benefit	494	556	686
Non-deductible expenses	234	87	102
Foreign sales benefit	(153)	(25)	(52)
Other	—	—	(29)

	$4,482	$7,425	$7,763

12.    Capital Stock

        Description of Capital Stock—At September 30, 2002 and 2003, the Company had two authorized classes of stock: Common Stock with a par value of $0.01 per share and Preferred Stock with a par value of $0.01 per share. At September 30, 2002 and 2003, 5,000,000 shares of Preferred Stock were authorized with no shares issued or outstanding.

        Stock Warrants—As part of the Premier One Products, Inc. and the Makers of KAL, Inc. and Makers of KAL, B.V. acquisitions, the Company issued warrants to purchase 163,976 shares of Common Stock at exercise prices ranging from $4.86 to $4.91 per share, which were considered to be the estimated fair market values per share of the Common Stock at the respective dates of issuance. During fiscal 2003, 63,404 of these warrants were exercised. The remaining 100,572 warrants expire in January 2005.

        Stock Options—During November 1994, the Company issued 301,164 options to certain key executives at an exercise price of $3.45, which was considered to be the estimated fair market value of the Company's stock on the date of grant. During fiscal 2002, 29,390 of these options were exercised.

The remaining 271,774 options, which are fully vested and exercisable, expire no later than the tenth anniversary of the date of grant.

        Stock Option Plans—During the year ended September 30, 1995, the Company's Board of Directors adopted the 1995 Stock Option Plan. The 1995 Stock Option Plan provides for granting options to executives, employees and consultants of the Company and its subsidiaries to purchase Common Stock. Grants under the 1995 Stock Option Plan vest over a period of four years and expire on the tenth anniversary of the date of grant. In aggregate, 225,873 shares were reserved for issuance under the 1995 Stock Option Plan.

        During the year ended September 30, 1998, the Company's Board of Directors adopted the 1998 Stock Incentive Plan. The 1998 Stock Incentive Plan provides for granting options to executives, employees and consultants of the Company and its subsidiaries to purchase Common Stock. Grants under the 1998 Stock Incentive Plan vest over a period of two to four years and expire no later than the tenth anniversary of the date of grant. In aggregate, 1,050,000 shares of Common Stock were reserved for issuance under the 1998 Stock Incentive Plan.

        During the year ended September 30, 1998, the Company's Board of Directors adopted the 1998 Non-Employee Director Stock Option Plan. The 1998 Non-Employee Director Stock Option Plan provides for granting options to non-employee directors of the Company to purchase Common Stock. Grants under the 1998 Non-Employee Director Stock Option Plan vest over a period of approximately three years and expire no later than the tenth anniversary of the date of grant. In aggregrate, 150,000 shares of Common Stock were reserved for issuance under the 1998 Non-Employee Director Stock Option Plan.

        Including the 301,164 options granted during November 1994, the Company has granted options or reserved for issuance of options an aggregate 1,727,037 shares. Of these aggregate shares, 1,156,218 options were issued and outstanding, 59,550 options were exercised and 511,269 shares were available for option grants at September 30, 2003. The following table sets forth option activity for the years ended September 30, 2001, 2002 and 2003:

	Number of Options	Average Price Per Share	Aggregate Option Price
Outstanding at October 1, 2000	871,290	$7.57	$6,597
Granted	22,500	2.48	56
Exercised	—	—	—
Forfeited or expired	(54,596)	12.45	(680)

Outstanding at September 30, 2001	839,194	7.12	5,973

Granted	343,500	3.62	1,243
Exercised	(29,390)	3.45	(101)
Forfeited or expired	(12,240)	11.60	(142)

Outstanding at September 30, 2002	1,141,064	6.11	6,973

Granted	62,500	10.67	667
Exercised	(30,160)	4.47	(135)
Forfeited or expired	(17,186)	9.35	(161)

Outstanding at September 30, 2003	1,156,218	$6.35	$7,344

        Options granted prior to the Company's initial public offering were issued at exercise prices that represented management's estimates of the fair market value per share of Common Stock at the respective grant dates. Options granted since the Company's initial public offering were issued at exercise prices that represented the fair market value per share of Common Stock at the respective grant dates. Grants that are forfeited or expired under the stock option plans are available for future issuance under these plans.

        The following table sets forth data related to exercise prices and lives for option grants made under the 1995 Stock Option Plan, the 1998 Stock Incentive Plan and the 1998 Non-Employee Director Stock Option Plan, including the options still outstanding related to the 301,164 options granted during November 1994:

	September 30, 2003
	Options Outstanding		Options Exercisable
Range of Exercise Prices	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
$2.43–$5.50 (Avg. life: 4.7 years)	894,273	$3.87	723,149	$3.94
$8.63–$13.38 (Avg. life: 7.6 years)	101,705	10.61	39,205	10.50
$17.50 (Avg. life: 4.4 years)	160,240	17.50	160,240	17.50

	1,156,218	$6.35	922,594	$6.57

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

        Share Purchase Program—During fiscal 2000, the Company's Board of Directors approved a share purchase program authorizing the Company to buy up to 1,500,000 shares of Common Stock of the Company. Under this program, the Company purchased 157,125 shares during the year ended September 30, 2003 at an aggregate price of $1,427. Total purchases under this stock purchase program from inception to September 30, 2003 were 675,412 shares of common stock at an aggregate price of $3,112.

13.    Operating Segments

        Segment identification and selection is consistent with the management structure used by the Company to evaluate performance and make decisions regarding resource allocation, as well as the availability and materiality of financial results consistent with that structure. Based on the Company's management structure and method of internal reporting, the Company has one operating segment. The Company does not review operating results on a disaggregated basis; rather, management reviews operating results on an aggregate basis.

        Net sales outside the United States were less than 10% of consolidated net sales for each of the three years ended September 30, 2003.

14.    Employee Benefit Plans

        401(k) Plan—The Company has a 401(k) defined contribution profit sharing plan that covers substantially all employees. Under the plan, employees may contribute up to 15% of their compensation subject to certain limitations. In addition, employees who meet certain age requirements may contribute additional amounts permitted by law under the plan. The Company makes matching contributions to the plan based on employee contributions up to 4% and is permitted to make discretionary contributions under the plan. The amounts contributed to the plan by the Company were $427, $503 and $523 during the years ended September 30, 2001, 2002 and 2003, respectively.

15.    Interest and Other (Income)/Expense, net

        During the year ended September 30, 2002, the Company recorded pre-tax other income of $2,896 ($1,810 after tax effect), or $0.16 per share as diluted earnings after tax, for payments received in settlement of price-fixing litigation to which the Company was a plaintiff.

16.    Supplemental Disclosure of Cash Flow Items

        Cash paid by the Company for interest was $2,577, $849 and $511 for the years ended September 30, 2001, 2002 and 2003, respectively. Cash paid by the Company for taxes was $3,135, $5,962 and $6,403 for the years ended September 30, 2001, 2002 and 2003, respectively.

17.    Related Party Transactions

        During fiscal 2001, the Company loaned $10 to a Company officer in connection with a relocation requested by the Company. In a prior period, the Company also loaned $136 to another Company officer in connection with a relocation requested by the Company. Each of these loans bears compound interest annually at a rate in excess of the Company's weighted-average borrowing rate and matures within a ten-year period or less, or upon the occurrence of other specified events such as voluntary termination, termination for cause or upon demand by the Company. The aggregate outstanding principal and interest on these loans were $184 and $140 at September 30, 2002 and 2003, respectively, and were classified as other non-current assets.

18.    Commitments and Contingencies

        The formulation, manufacturing, processing, packaging, labeling, advertising, distribution and sale of nutritional supplements (including vitamins, amino acids, minerals, herbs, other botanicals and other dietary ingredients) such as those sold by the Company are subject to regulation by one or more federal agencies, principally the Food and Drug Administration (the "FDA") and the Federal Trade Commission and, to a lesser extent, the Consumer Product Safety Commission and the United States Department of Agriculture. These activities are also regulated by various governmental agencies for the states and localities in which the Company's products are sold, as well as by governmental agencies in certain countries in which the Company's products are sold outside the United States.

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

        The Company, like any other retailer, distributor or manufacturer of products that are designed to be ingested, also faces inherent risk of exposure to product liability claims in the event that the use of its products results in injury. With respect to product liability claims, the Company has liability insurance; however, liability policies contain exclusions (such as those related to specific ingredients or types of claims) and there can be no assurance that such insurance will be adequate to cover all potential liabilities. In the event that the Company does not have adequate insurance or contractual indemnification from parties supplying raw materials or marketing its products, product liability related to defective products could have a material adverse effect on the Company.

        The Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the Company's liability, if any, arising from individual regulatory matters and legal proceedings related to these matters is not expected to have a material adverse impact on the Company's financial position. However, the aggregate liability of the Company potentially arising from these matters could have a material adverse effect on the Company's financial position. The outcomes of legal matters in which the Company is presently involved are not probable and reasonably estimable.

NUTRACEUTICAL INTERNATIONAL CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(dollars in thousands)
September 30, 2003
Deducted from related asset account:
Allowance for sales returns	$597	$—	$103	$28	$672
Allowance for doubtful accounts	728	390	71	333	856
Inventory reserve	2,374	1,503	556	2,432	2,001
September 30, 2002
Deducted from related asset account:
Allowance for sales returns	619	—	—	22	597
Allowance for doubtful accounts	661	240	—	173	728
Inventory reserve	3,908	1,442	72	3,048	2,374
September 30, 2001
Deducted from related asset account:
Allowance for sales returns	659	99	—	139	619
Allowance for doubtful accounts	597	240	—	176	661
Inventory reserve	3,291	1,812	560	1,755	3,908