Form 10-Q
period 2003-12-31
NUTRACEUTICAL INTERNATIONAL CORP
filed 2004-01-29
CIK 1050007

Use these links to rapidly review the document
NUTRACEUTICAL INTERNATIONAL CORPORATION INDEX

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

        At January 29, 2004, the registrant had 11,162,323 shares of common stock outstanding.

NUTRACEUTICAL INTERNATIONAL CORPORATION

INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	September 30, 2003(1)	December 31, 2003
ASSETS
Current assets
Cash	$2,196	$1,740
Accounts receivable, net	10,514	9,678
Inventories, net	20,054	21,193
Prepaid expenses and other current assets	2,040	1,941
Deferred income taxes	1,190	1,176

Total current assets	35,994	35,728
Property, plant and equipment, net	21,148	21,438
Goodwill	10,083	9,929
Intangible assets, net	4,386	4,294
Other non-current assets, net	1,007	1,024
Deferred income taxes, net	9,165	8,847

	$81,783	$81,260

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$8,530	$8,069
Accrued expenses	5,201	5,748

Total current liabilities	13,731	13,817
Long-term debt	12,500	9,000
Other non-current liabilities	450	450

Total liabilities	26,681	23,267

Stockholders' equity
Common stock	113	113
Additional paid-in capital	39,431	39,530
Retained earnings	16,846	20,014
Accumulated other comprehensive income	139	161
Treasury stock	(1,427)	(1,825)

Total stockholders' equity	55,102	57,993

	$81,783	$81,260

(1)
The condensed consolidated balance sheet as of September 30, 2003 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended December 31,
	2002	2003
Net sales	$28,901	$33,187
Cost of sales	14,082	16,171

Gross profit	14,819	17,016
Operating expenses
Selling, general and administrative	10,384	11,569
Amortization of intangible assets	—	94

Income from operations	4,435	5,353
Interest and other expense, net	199	202

Income before provision for income taxes	4,236	5,151
Provision for income taxes	1,610	1,983

Net income	$2,626	$3,168
Other comprehensive income
Foreign currency translation adjustment	17	22

Comprehensive income	$2,643	$3,190

Net income per common share
Basic	$0.23	$0.28
Diluted	0.23	0.27
Weighted average common shares outstanding
Basic	11,178,784	11,174,311
Dilutive effect of stock options and warrants	397,901	435,531

Diluted	11,576,685	11,609,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Three months ended December 31,
	2002	2003
Cash flows from operating activities
Net income	$2,626	$3,168
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	974	1,041
Amortization of deferred financing fees	46	46
Loss on disposals of property and equipment	14	12
Deferred income taxes	252	332
Tax benefit from stock option exercises	18	16
Changes in assets and liabilities, net of effects from acquisitions
Accounts receivable, net	377	836
Inventories, net	800	(1,139)
Prepaid expenses and other current assets	(105)	99
Other non-current assets, net	(18)	(65)
Accounts payable	(426)	(461)
Accrued expenses	583	732

Net cash provided by operating activities	5,141	4,617

Cash flows from investing activities
Purchases of property and equipment	(651)	(1,267)

Net cash used in investing activities	(651)	(1,267)

Cash flows from financing activities
Payments on long-term debt	(4,000)	(3,500)
Proceeds from issuances of common stock	133	83
Purchases of common stock for treasury	—	(398)

Net cash used in financing activities	(3,867)	(3,815)

Effect of exchange rate changes on cash	4	9

Net increase (decrease) in cash	627	(456)
Cash at beginning of period	1,257	2,196

Cash at end of period	$1,884	$1,740

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in thousands, except per share data)

1.     INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) to present fairly the consolidated financial position of Nutraceutical International Corporation and its subsidiaries (the "Company") as of December 31, 2003, the results of their operations for the three months ended December 31, 2002 and 2003 and their cash flows for the three months ended December 31, 2002 and 2003, in conformity with accounting principles generally accepted in the United States of America for interim financial information applied on a consistent basis. The results for the three months ended December 31, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Accordingly, these financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 30, 2003, which was filed with the Securities and Exchange Commission on November 25, 2003.

2.     INVENTORIES, NET

        Inventories, net of reserves for slow moving, obsolete and/or damaged inventory, were comprised of the following:

	September 30, 2003	December 31, 2003
Raw materials	$5,619	$6,378
Work-in-process	2,715	3,138
Finished goods	11,720	11,677

	$20,054	$21,193

3.     GOODWILL AND INTANGIBLE ASSETS

        The change in the carrying amount of goodwill from September 30, 2003 to December 31, 2003 was as follows:

Goodwill
Balance as of September 30, 2003	$10,083
Purchase accounting adjustments related to fiscal 2003 acquisitons	(154)

Balance as of December 31, 2003	$9,929

        The carrying amount of intangible assets at September 30, 2003 and December 31, 2003 was as follows:

	September 30, 2003			December 31, 2003
							Weighted- Average Amortization Period (Years)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Non-compete agreements	$1,000	$(83)	$917	$1,000	$(167)	$833	3
Trademarks/trade names/patents	277	(166)	111	279	(176)	103	5

	1,277	(249)	1,028	1,279	(343)	936
Intangible assets not subject to amortization:
Trademarks/trade names/licenses	3,358	—	3,358	3,358	—	3,358

	$4,635	$(249)	$4,386	$4,637	$(343)	$4,294

        Estimated amortization expense related to the net carrying amount of $936 for intangible assets subject to amortization at December 31, 2003 is as follows:

Year Ending September 30,(1)	Estimated Amortization Expense
2004	$279
2005	369
2006	274
2007	11
2008	3

$936

(1)
The amount for the year ending September 30, 2004 includes only amortization to be recorded after December 31, 2003.

        Aggregate amortization expense related to intangible assets subject to amortization totaled $0 and $94 for the three months ended December 31, 2002 and 2003, respectively.

4.     CAPITAL STOCK

        A reconciliation of basic weighted average common shares (which represent the weighted average number of common shares outstanding without regard to potential common shares) to diluted weighted average common shares (which include potential common shares in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share) is provided on the Company's Condensed Consolidated Statements of Operations and Comprehensive Income.

        Stock options to purchase 193,794 and 436,440 shares of common stock that were outstanding at December 31, 2002 and 2003, respectively, were not included in the computation of diluted earnings per share because the exercise prices of these stock options were greater than the average share price of the Company's common stock and, therefore, the effect would have been antidilutive.

5.     SHARE PURCHASE

        During fiscal 2000, the Company's Board of Directors approved a share purchase program authorizing the Company to buy up to 1,500,000 shares of its outstanding common stock. Under this program, the Company purchased 35,800 shares during the three months ended December 31, 2003 at an aggregate price of $398. Total purchases under this share purchase program from inception to December 31, 2003 were 711,212 shares of common stock at an aggregate price of $3,510.

6.     OPERATING SEGMENTS

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

        Net sales outside the United States were less than 10% of consolidated net sales for the three months ended December 31, 2002 and 2003.

7.     STOCK-BASED COMPENSATION

        The Company accounted for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation cost was reflected in net income, as all options granted under those stock-based employee compensation plans had exercise prices equal to the market values of the underlying common shares on the dates of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended December 31,
	2002	2003
Net income, as reported	$2,626	$3,168
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(60)	(153)

Pro forma net income	$2,566	$3,015

Earnings per share
Basic—as reported	$0.23	$0.28
Basic—pro forma	0.23	0.27
Diluted—as reported	$0.23	$0.27
Diluted—pro forma	0.22	0.26

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

        The Company was formed in 1993 by senior management and Bain Capital, Inc. to effect a consolidation strategy in the fragmented vitamin, mineral, herbal and other nutritional supplements industry (the "VMS Industry"). Since its formation, the Company has completed the following acquisitions: Solaray, Inc., Premier One Products, Inc., Makers of KAL, Inc. and Makers of KAL, B.V., Monarch Nutritional Laboratories, Inc., Action Labs, Inc., NutraForce (Canada) International, Inc., Woodland Publishing, Inc. and Summit Graphics, Inc., Thompson Nutritionals, Inc., The Real Food Company, Inc., Thom's Natural Foods, M.K. Health Food Distributors, Inc. (dba Nature's Life), and Arizona Health Foods, Inc. As a result of these acquisitions, internal growth and cost management, management believes that the Company is well positioned to continue to capitalize on the consolidation the Company believes is occurring in the VMS Industry.

Results of Operations

        The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three months ended December 31,
	2002	2003
Net sales	100.0%	100.0%
Cost of sales	48.7%	48.7%

Gross profit	51.3%	51.3%
Selling, general and administrative	35.9%	34.9%
Amortization of intangible assets	0.0%	0.3%

Income from operations	15.4%	16.1%
Interest and other expense, net	0.7%	0.6%

Income before provision for income taxes	14.7%	15.5%
Provision for income taxes	5.6%	6.0%

Net income	9.1%	9.5%

EBITDA (1)	18.7%	19.3%

(1)
See "—EBITDA."

Comparison of the Three Months Ended December 31, 2003 to the Three Months Ended December 31, 2002

        Net Sales.    Net sales increased by $4.3 million, or 14.8%, to $33.2 million for the three months ended December 31, 2003 ("first quarter of fiscal 2004") from $28.9 million for the three months ended December 31, 2002 ("first quarter of fiscal 2003"). Net sales of branded products increased by $2.9 million, or 12.0%, to $27.4 million for the first quarter of fiscal 2004 from $24.5 million for the first quarter of fiscal 2003. The increase in net sales of branded products was primarily related to the integration of the fiscal 2003 third quarter acquisition of the Nature's Life brand into the Company's existing operations. Other net sales increased by $1.4 million, or 30.5%, to $5.8 million for the first quarter of fiscal 2004 from $4.4 million for the first quarter of fiscal 2003. This increase was primarily the result of the fiscal 2003 acquisition of Arizona Health Foods, Inc., which was completed during the third quarter of fiscal 2003, partially offset by the temporary closure for remodeling of one of the Company's neighborhood natural food markets.

        Gross Profit.    Gross profit increased by $2.2 million, or 14.8%, to $17.0 million for the first quarter of fiscal 2004 from $14.8 million for the first quarter of fiscal 2003. This increase in gross profit was primarily attributable to the increase in net sales. As a percentage of net sales, gross profit was 51.3% for both the first quarter of fiscal 2004 and the first quarter of fiscal 2003.

        Selling, General and Administrative.    Selling, general and administrative expenses increased by $1.2 million, or 11.4%, to $11.6 million for the first quarter of fiscal 2004 from $10.4 million for the first quarter of fiscal 2003. This increase in selling, general and administrative expenses was primarily attributable to the fiscal 2003 acquisitions, as well as general labor and cost increases and facility consolidation efforts. As a percentage of net sales, selling, general and administrative expenses decreased to 34.9% for the first quarter of fiscal 2004 from 35.9% for the first quarter of fiscal 2003. This decrease in selling, general and administrative expenses as a percentage of net sales was primarily related to the increase in net sales.

        Amortization of Intangibles.    Amortization of intangibles was $0.1 million for the first quarter of fiscal 2004 compared to $0.0 million for the first quarter of fiscal 2003. Amortization expense for the first quarter of fiscal 2004 was primarily related to intangible assets subject to amortization, which were recorded in connection with the fiscal 2003 acquisitions.

        Interest and Other Expense, Net.    Net interest and other expense was $0.2 million for both the first quarter of fiscal 2004 and the first quarter of fiscal 2003 and primarily consisted of interest expense on indebtedness under the Company's revolving credit facility.

        Provision for Income Taxes.    The Company's effective tax rate was 38.5% for the first quarter of fiscal 2004 compared to 38.0% for the first quarter of fiscal 2003. This increase in the Company's effective tax rate was primarily due to an increase in the Company's marginal federal income tax rate. In each period, the Company's effective tax rate was higher than the federal statutory rate primarily due to state tax considerations.

EBITDA

        EBITDA (earnings before net interest and other expense, taxes, depreciation and amortization) is a commonly reported standard measure that is used by analysts and investors in the VMS Industry. Management believes that EBITDA, as presented, represents a useful measure for assessing the performance of the Company's ongoing operating activities, as it reflects the earnings trends of the Company without the impact of purchase accounting applied in connection with the Company's history of acquisitions, the financing required to consummate such transactions and other non-recurring items. Targets and trends in EBITDA are used as a performance measure for determining management's bonus compensation and are also used by the Company's creditors in assessing debt covenant compliance. The Company understands that while EBITDA is frequently used by securities analysts in the evaluation of nutritional supplement companies, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. EBITDA is not intended as an alternative to cash flows from operating activities, as a measure of liquidity or as an alternative to net income as an indicator of the Company's operating performance or any other measure of performance in accordance with generally accepted accounting principles. The following table sets forth a reconciliation of net income to EBITDA for each period included herein:

	Three months ended December 31,
	2002	2003
Net income	$2,626	$3,168
Provision for income taxes	1,610	1,983
Interest and other expense, net(1)	199	202
Depreciation and amortization	974	1,041

EBITDA	$5,409	$6,394

(1)
Includes amortization of deferred financing fees.

        The Company's EBITDA increased to $6.4 million for the first quarter of fiscal 2004 from $5.4 million for the first quarter of fiscal 2003. EBITDA as a percentage of net sales increased to 19.3% for the first quarter of fiscal 2004 from 18.7% for the first quarter of fiscal 2003.

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

Liquidity and Capital Resources

        The Company had working capital of $21.9 million as of December 31, 2003 compared to $22.3 million as of September 30, 2003. This decrease in working capital was primarily the result of decreases in cash and accounts receivable and an increase in accrued expenses, partially offset by an increase in inventory and a decrease in accounts payable.

        Net cash provided by operating activities for the three months ended December 31, 2003 was $4.6 million compared to $5.1 million for the comparable period in fiscal 2003. The decrease in net cash provided by operating activities for the three months ended December 31, 2003 was primarily attributable to a change in cash provided by inventories, which was partially offset by an increase in net income and changes in cash provided by accounts receivable and prepaid expenses and other current assets.

        Net cash used in investing activities was $1.3 million for the three months ended December 31, 2003 and $0.7 million for the comparable period in fiscal 2003. Capital expenditures during these periods related primarily to distribution and manufacturing equipment, building improvements related to facility consolidation efforts and information systems.

        Net cash used in financing activities was $3.8 million for the three months ended December 31, 2003 compared to $3.9 million for the comparable period in fiscal 2003. During these periods, net cash used in financing activities primarily related to repayments under the Company's revolving credit facility.

        The Company's current revolving credit facility had available credit borrowings of sixty million dollars at December 31, 2003. The available credit borrowings are reduced quarterly by $1.25 million beginning in March 2004. Borrowings under the revolving credit facility are collateralized by substantially all assets of the Company. At the Company's election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At December 31, 2003, the applicable weighted-average interest rate for borrowings was 2.54%. The Company is also required to pay a variable quarterly fee on the unused balance under the revolving credit facility. At December 31, 2003, the applicable rate was 0.25%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The revolving credit facility matures on January 28, 2007, and the Company is required to repay all principal outstanding under the revolving credit facility on such date. Accordingly, the outstanding principal balance of $9.0 million at December 31, 2003 was classified as long-term debt.

        The revolving credit facility contains restrictive covenants, including restrictions on incurring other indebtedness, limitations on capital expenditures and requirements that the Company maintain certain financial ratios. As of December 31, 2003, the Company was in compliance with these restrictive covenants. Upon the occurrence of a default or an event of default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring the Company to repay all amounts borrowed under the revolving credit facility.

        A key component of the Company's business strategy is to seek to make additional acquisitions, which may require that the Company obtain additional financing, which could include the occurrence of substantial additional indebtedness. The Company believes that borrowings under its current revolving credit facility or a replacement credit facility, together with cash flows from operations, will be sufficient to make required payments under the current credit facility or a replacement credit facility, and to make anticipated capital expenditures and fund working capital needs for fiscal 2004.

        The Company's significant non-cancelable operating lease obligations as of December 31, 2003 are as follows:

Year Ending September 30,(1)	Operating Leases
2004	$858
2005	841
2006	405
2007	339
2008	137
Thereafter	240

$2,820

(1)
The amount for the year ending September 30, 2004 includes only payments to be made after December 31, 2003.

New Accounting Standards

        Based on the Company's review of new accounting standards released during the first quarter ended December 31, 2003, the Company did not identify any standard requiring adoption that would have a significant impact on its condensed consolidated financial statements for the periods reported.

Inflation

        Inflation affects the cost of raw materials, goods and services used by the Company. In recent years, inflation has been modest. The competitive environment somewhat limits the ability of the Company to recover higher costs resulting from inflation by raising prices. Overall, product prices have generally been stable. The Company seeks to mitigate the adverse effects of inflation primarily through improved productivity and cost containment programs. The Company does not believe that inflation has had a material impact on its results of operations for the periods presented, except with respect to payroll-related costs, insurance premiums and other costs arising from or related to government imposed regulations.

Forward-Looking Statements

        The Securities and Exchange Commission ("SEC") encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limitation, the words "may," "will," "should," "believes," "anticipates," "plans," "expects," "intends," "estimates" and similar expressions or the negative thereof, or variations thereon, or similarly, discussions of strategy, although believed to be reasonable are intended to identify forward-looking statements, although not all forward-looking statements contain these words or discussions. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, (i) changing domestic and international market and political conditions; (ii) interruption of business or negative impact on sales and earnings due to acts of war, terrorism, bio-terrorism, civil unrest or disruption of mail service; (iii) changes in laws and regulations, including adverse federal, state or foreign legislation or regulation or adverse determinations or actions by regulators; (iv) import/export controls with respect to products sold into or purchased from foreign countries, as well as other restrictions on the purchase or sale of the Company's products to or from such countries; (v) unavailability of or interruption in the supply of utilities, including electricity and telecommunications; (vi) slow or negative growth in the nutritional supplement industry; (vii) increased product competition; (viii) adverse publicity regarding nutritional supplements; (ix) increased costs, including raw material and labor costs, as well as increases in the costs of borrowing (or the unavailability of adequate credit); (x) inability of the Company to gain and/or hold market share of its health and natural food store customers and bulk branded products customers; (xi) loss or retirement of key members of management; (xii) inability of the Company to successfully implement its business strategy or plan or otherwise manage growth, including the Company's ability to locate and consummate advantageous acquisitions, or otherwise integrate or profitably manage acquired operations, including the ability to retain customers of existing and acquired operations; (xiii) product development efforts and consumer acceptance of the Company's products; (xiv) absence of clinical trials for many of the Company's products; (xv) availability and price of raw materials, including increased costs; (xvi) the Company's ability to manufacture its products efficiently; (xvii) the mix of the Company's products and their related profit margins; (xviii) dependence on distributors and customers; (xix) sales and earnings volatility; (xx) adequacy and availability of insurance coverage, and any losses or damages sustained by the Company not covered by insurance; (xxi) exposure to and expense of prosecuting, defending and/or resolving and defending claims or litigation, including but not limited to product liability claims, class action suits, stockholder derivative suits, employment or labor related suits or investigations, patent or trademark infringement suits and other litigation which may arise from time to time; (xxii) other factors discussed in the Company's filings with the Securities and Exchange Commission or referenced in its press releases, and (xxiii) other factors beyond the Company's control.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        At the Company's election, borrowings under the Company's revolving credit facility bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At December 31, 2003, the applicable weighted-average interest rate for borrowings was 2.54% and the Company had total borrowings outstanding of $9.0 million. To date, the Company has not obtained interest rate protection with respect to these borrowings.

Item 4. Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    The Company's chief executive officer and its chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of the quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information related to the Company and its consolidated subsidiaries would be made known to them by others within those entities. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible disclosure controls and procedures.

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

  31.1
  Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  32.1
  Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  (b)
  Reports on Form 8-K

    The following report was filed on Form 8-K during the last quarter covered by this report:

    On November 25, 2003, the Company reported sales and income results for the fourth quarter and year ended September 30, 2003.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEUTICAL INTERNATIONAL CORPORATION (Registrant)
Date: January 29, 2004	By:	/s/ LESLIE M. BROWN, JR. Leslie M. Brown, Jr. Senior Vice President, Finance, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)