Form 10-Q
period 2004-03-31
NUTRACEUTICAL INTERNATIONAL CORP
filed 2004-04-29
CIK 1050007

Use these links to rapidly review the document
NUTRACEUTICAL INTERNATIONAL CORPORATION INDEX

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

YES ☒    NO ☐

        At April 29, 2004, the registrant had 11,395,133 shares of common stock outstanding.

NUTRACEUTICAL INTERNATIONAL CORPORATION

INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	September 30, 2003(1)	March 31, 2004
ASSETS
Current assets
Cash	$2,196	$2,055
Accounts receivable, net	10,514	11,180
Inventories, net	20,054	20,974
Prepaid expenses and other current assets	2,040	3,040
Deferred income taxes	1,190	1,175

Total current assets	35,994	38,424
Property, plant and equipment, net	21,148	22,022
Goodwill	10,083	9,929
Intangible assets, net	4,386	4,204
Other non-current assets, net	1,007	890
Deferred income taxes, net	9,165	8,530

	$81,783	$83,999

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$8,530	$9,631
Accrued expenses	5,201	3,952

Total current liabilities	13,731	13,583
Long-term debt	12,500	6,000
Other non-current liabilities	450	225

Total liabilities	26,681	19,808

Stockholders' equity
Common stock	113	115
Additional paid-in capital	39,431	41,588
Retained earnings	16,846	24,175
Accumulated other comprehensive income	139	165
Treasury stock	(1,427)	(1,852)

Total stockholders' equity	55,102	64,191

	$81,783	$83,999

(1)
The condensed consolidated balance sheet as of September 30, 2003 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2003	2004	2003	2004
Net sales	$30,586	$37,640	$59,487	$70,827
Cost of sales	14,681	17,630	28,763	33,801

Gross profit	15,905	20,010	30,724	37,026
Operating expenses
Selling, general and administrative	10,101	12,874	20,485	24,443
Amortization of intangible assets	—	94	—	188

Income from operations	5,804	7,042	10,239	12,395
Interest and other expense, net	129	276	328	478

Income before provision for income taxes	5,675	6,766	9,911	11,917
Provision for income taxes	2,156	2,605	3,766	4,588

Net income	$3,519	$4,161	$6,145	$7,329
Other comprehensive income
Foreign currency translation adjustment	17	4	34	26

Comprehensive income	$3,536	$4,165	$6,179	$7,355

Net income per common share
Basic	$0.31	$0.37	$0.55	$0.66
Diluted	0.30	0.35	0.53	0.63
Weighted average common shares outstanding
Basic	11,206,105	11,202,874	11,192,294	11,188,514
Dilutive effect of stock options and warrants	419,566	535,635	408,734	485,584

Diluted	11,625,671	11,738,509	11,601,028	11,674,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Six months ended March 31,
	2003	2004
Cash flows from operating activities
Net income	$6,145	$7,329
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,918	2,115
Amortization of deferred financing fees	92	91
Loss on disposals of property and equipment	16	79
Deferred income taxes	515	650
Tax benefit from stock option exercises	43	1,073
Changes in assets and liabilities, net of effects from acquisitions
Accounts receivable, net	505	(666)
Inventories, net	1,576	(920)
Prepaid expenses and other current assets	(368)	(1,000)
Other non-current assets, net	(18)	20
Accounts payable	(936)	1,101
Accrued expenses	(63)	(1,056)

Net cash provided by operating activities	9,425	8,816

Cash flows from investing activities
Purchases of property and equipment	(1,311)	(2,898)

Net cash used in investing activities	(1,311)	(2,898)

Cash flows from financing activities
Payments on non-compete agreements	—	(225)
Proceeds from long-term debt	—	1,500
Payments on long-term debt	(6,500)	(8,000)
Proceeds from issuances of common stock	312	1,086
Purchases of common stock for treasury	(375)	(425)

Net cash used in financing activities	(6,563)	(6,064)

Effect of exchange rate changes on cash	20	5

Net increase (decrease) in cash	1,571	(141)
Cash at beginning of period	1,257	2,196

Cash at end of period	$2,828	$2,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in thousands, except per share data)

1.     INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) to present fairly the consolidated financial position of Nutraceutical International Corporation and its subsidiaries (the "Company") as of March 31, 2004, the results of their operations for the three months and six months ended March 31, 2003 and 2004 and their cash flows for the six months ended March 31, 2003 and 2004, in conformity with accounting principles generally accepted in the United States of America for interim financial information applied on a consistent basis. The results for the three months and six months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

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

2.     INVENTORIES, NET

        Inventories, net of reserves for slow moving, obsolete and/or damaged inventory, were comprised of the following:

	September 30, 2003	March 31, 2004
Raw materials	$5,619	$6,277
Work-in-process	2,715	4,629
Finished goods	11,720	10,068

	$20,054	$20,974

3.     GOODWILL AND INTANGIBLE ASSETS

        The change in the carrying amount of goodwill from September 30, 2003 to March 31, 2004 was as follows:

Goodwill
Balance as of September 30, 2003	$10,083
Purchase accounting adjustments related to fiscal 2003 acquisitons	(154)

Balance as of March 31, 2004	$9,929

        The carrying amounts of intangible assets at September 30, 2003 and March 31, 2004 were as follows:

	September 30, 2003			March 31, 2004
							Weighted- Average Amortization Period (Years)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Non-compete agreements	$1,000	$(83)	$917	$1,000	$(250)	$750	3
Trademarks/trade names/patents	277	(166)	111	283	(187)	96	5

	1,277	(249)	1,028	1,283	(437)	846
Intangible assets not subject to amortization:
Trademarks/trade names/licenses	3,358	—	3,358	3,358	—	3,358

	$4,635	$(249)	$4,386	$4,641	$(437)	$4,204

        Estimated amortization expense related to the net carrying amount of $846 for intangible assets subject to amortization at March 31, 2004 is as follows:

Year Ending September 30,	Estimated Amortization Expense(1)
2004	$186
2005	370
2006	275
2007	12
2008	3

$846

(1)
The amount for the year ending September 30, 2004 includes only amortization to be recorded after March 31, 2004.

        Aggregate amortization expense related to intangible assets subject to amortization totaled $0 and $94 for the three months ended March 31, 2003 and 2004, respectively. Aggregate amortization expense related to intangible assets subject to amortization totaled $0 and $188 for the six months ended March 31, 2003 and 2004, respectively.

4.     CAPITAL STOCK

        Stock options to purchase 183,040 and 155,965 shares of common stock that were outstanding at March 31, 2003 and 2004, respectively, were not included in the computation of diluted earnings per share because the exercise prices of these stock options were greater than the average share price of the Company's common stock and, therefore, the effect would have been antidilutive.

5.     SHARE PURCHASE

        During fiscal 2000, the Company's Board of Directors approved a share purchase program authorizing the Company to buy up to 1,500,000 shares of its outstanding common stock. Under this program, the Company purchased 37,716 shares during the six months ended March 31, 2004 at an aggregate cost of $425. Total purchases under this share purchase program from inception to March 31, 2004 were 713,128 shares of common stock at an aggregate cost of $3,536.

6.     OPERATING SEGMENTS

        Segment identification and selection is consistent with the management structure used by the Company to evaluate performance and make decisions regarding resource allocation, as well as the materiality of financial results consistent with that structure. Based on the Company's management structure and method of internal reporting, the Company has one operating segment. The Company does not review operating results on a disaggregated basis; rather, management reviews operating results on an aggregate basis.

        Net sales outside the United States were less than 10% of consolidated net sales for the three months and six months ended March 31, 2003 and 2004.

7.     STOCK-BASED COMPENSATION

        The Company accounted for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation cost was reflected in net income for the three months and six months ended March 31, 2003 and 2004, as all options granted under those stock-based employee compensation plans had exercise prices equal to the market values of the underlying common shares on the dates of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Financial Accounting

Standards Board Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended March 31,		Six months ended March 31,
	2003	2004	2003	2004
Net income, as reported	$3,519	$4,161	$6,145	$7,329
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(56)	(157)	(112)	(315)

Pro forma net income	$3,463	$4,004	$6,033	$7,014

Earnings per share
Basic—as reported	$0.31	$0.37	$0.55	$0.66
Diluted—as reported	0.30	0.35	0.53	0.63
Basic—pro forma	$0.31	$0.36	$0.54	$0.63
Diluted—pro forma	0.30	0.34	0.52	0.60

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        The following discussion and analysis should be read in conjunction with this report on Form 10-Q, including Part I, Item 1.

        The Company is an integrated marketer, distributor, retailer and manufacturer of branded nutritional supplements and other natural products sold primarily to and through domestic health and natural food stores. Internationally, the Company sells its branded products to and through health and natural product distributors and retailers. The Company's core business strategy is to acquire, integrate and operate, from beginning to end, the marketing, distribution, retailing and manufacturing operations of businesses in the natural products industry. The Company believes that the consolidation and integration of acquired businesses provides ongoing financial synergies through increased scale and market penetration, as well as strengthened customer relationships.

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

        The Company was formed in 1993 by senior management and Bain Capital, Inc. to effect a consolidation strategy in the fragmented vitamin, mineral, herbal and other nutritional supplements industry (the "VMS Industry"). Since its formation, the Company has completed the following acquisitions: Solaray, Inc., Premier One Products, Inc., Makers of KAL, Inc. and Makers of KAL, B.V., Monarch Nutritional Laboratories, Inc., Action Labs, Inc., NutraForce (Canada) International, Inc., Woodland Publishing, Inc. and Summit Graphics, Inc., Thompson Nutritionals, Inc., The Real Food Company, Inc., Thom's Natural Foods, M.K. Health Food Distributors, Inc. (dba Nature's Life) and Arizona Health Foods, Inc. As a result of these acquisitions, internal growth and cost management, management believes that the Company is well positioned to continue to capitalize on the consolidation the Company believes is occurring in the VMS Industry.

Results of Operations

        The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
	2003	2004	2003	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	48.0%	46.8%	48.4%	47.7%

Gross profit	52.0%	53.2%	51.6%	52.3%
Selling, general and administrative	33.0%	34.2%	34.4%	34.5%
Amortization of intangible assets	0.0%	0.3%	0.0%	0.3%

Income from operations	19.0%	18.7%	17.2%	17.5%
Interest and other expense, net	0.4%	0.7%	0.6%	0.7%

Income before provision for income taxes	18.6%	18.0%	16.6%	16.8%
Provision for income taxes	7.1%	6.9%	6.3%	6.5%

Net income	11.5%	11.1%	10.3%	10.3%

EBITDA(1)	22.1%	21.6%	20.4%	20.5%

(1)
See "—EBITDA."

Comparison of the Three Months Ended March 31, 2004 to the Three Months Ended March 31, 2003

        Net Sales.    Net sales increased by $7.0 million, or 23.1%, to $37.6 million for the three months ended March 31, 2004 ("second quarter of fiscal 2004") from $30.6 million for the three months ended March 31, 2003 ("second quarter of fiscal 2003"). Net sales of branded products increased by $5.8 million, or 22.5%, to $31.6 million for the second quarter of fiscal 2004 from $25.8 million for the second quarter of fiscal 2003. The increase in net sales of branded products was primarily related to the integration of the fiscal 2003 third quarter acquisition of the Nature's Life brand and, to a lesser extent, increased sales of the Company's core branded products. Other net sales increased by $1.2 million, or 26.3%, to $6.0 million for the second quarter of fiscal 2004 from $4.8 million for the second quarter of fiscal 2003. This increase was primarily the result of the fiscal 2003 acquisition of Arizona Health Foods, Inc., which was completed during the third quarter of fiscal 2003, partially offset by the temporary closure for remodeling of one of the Company's neighborhood natural food markets.

        Gross Profit.    Gross profit increased by $4.1 million, or 25.8%, to $20.0 million for the second quarter of fiscal 2004 from $15.9 million for the second quarter of fiscal 2003. This increase in gross profit was primarily attributable to the increase in net sales. As a percentage of net sales, gross profit was 53.2% for the second quarter of fiscal 2004 and 52.0% for the second quarter of fiscal 2003. This increase in gross profit as a percentage of net sales was primarily attributable to manufacturing labor and overhead fixed cost leverage associated with higher sales volumes, as well as a change in sales mix, which included lower sales for the neighborhood natural foods markets which have lower gross profit margins.

        Selling, General and Administrative.    Selling, general and administrative expenses increased by $2.8 million, or 27.5%, to $12.9 million for the second quarter of fiscal 2004 from $10.1 million for the second quarter of fiscal 2003. As a percentage of net sales, selling, general and administrative expenses increased to 34.2% for the second quarter of fiscal 2004 from 33.0% for the second quarter of fiscal

2003. This increase in selling, general and administrative expenses was primarily attributable to the fiscal 2003 acquisitions, as well as general labor and cost increases and facility consolidation efforts.

        Amortization of Intangibles.    Amortization of intangibles was $0.1 million for the second quarter of fiscal 2004 compared to $0.0 million for the second quarter of fiscal 2003. Amortization expense for the second quarter of fiscal 2004 was primarily related to intangible assets, which were recorded in connection with the fiscal 2003 acquisitions.

        Interest and Other Expense, Net.    Net interest and other expense was $0.3 million for the second quarter of fiscal 2004 and $0.1 million for the second quarter of fiscal 2003 and primarily consisted of interest expense on indebtedness under the Company's revolving credit facility and losses associated with fixed asset disposals.

        Provision for Income Taxes.    The Company's effective tax rate was 38.5% for the second quarter of fiscal 2004 compared to 38.0% for the second quarter of fiscal 2003. This increase in the Company's effective tax rate was primarily due to an increase in the Company's marginal federal income tax rate. In each period, the Company's effective tax rate was higher than the federal statutory rate primarily due to state taxes.

Comparison of the Six Months Ended March 31, 2004 to the Six Months Ended March 31, 2003

        Net Sales.    Net sales increased by $11.3 million, or 19.1%, to $70.8 million for the six months ended March 31, 2004 from $59.5 million for the six months ended March 31, 2003. Net sales of branded products increased by $8.8 million, or 17.4%, to $59.1 million for the six months ended March 31, 2004 from $50.3 million for the six months ended March 31, 2003. The increase in net sales of branded products was primarily related to the integration of the fiscal 2003 third quarter acquisition of the Nature's Life brand and, to a lesser extent, increased sales of the Company's core branded products. Other net sales increased by $2.5 million, or 28.3%, to $11.7 million for the six months ended March 31, 2004 from $9.2 million for the six months ended March 31, 2003. This increase was primarily the result of the fiscal 2003 acquisition of Arizona Health Foods, Inc., which was completed during the third quarter of fiscal 2003, partially offset by the temporary closure for remodeling of one of the Company's neighborhood natural food markets.

        Gross Profit.    Gross profit increased by $6.3 million, or 20.5%, to $37.0 million for the six months ended March 31, 2004 from $30.7 million for the six months ended March 31, 2003. This increase in gross profit was primarily attributable to the increase in net sales. As a percentage of net sales, gross profit was 52.3% for the six months ended March 31, 2004 and 51.6% for the six months ended March 31, 2003. This increase in gross profit as a percentage of net sales was primarily attributable to manufacturing labor and overhead fixed cost leverage associated with higher sales volumes, as well as a change in sales mix, which included lower sales for the neighborhood natural foods markets which have lower gross profit margins.

        Selling, General and Administrative.    Selling, general and administrative expenses increased by $3.9 million, or 19.3%, to $24.4 million for the six months ended March 31, 2004 from $20.5 million for the six months ended March 31, 2003. As a percentage of net sales, selling, general and administrative expenses increased to 34.5% for the six months ended March 31, 2004 from 34.4% for the six months ended March 31, 2003. This increase in selling, general and administrative expenses was primarily attributable to the fiscal 2003 acquisitions, as well as general labor and cost increases and facility consolidation efforts.

        Amortization of Intangibles.    Amortization of intangibles was $0.2 million for the six months ended March 31, 2004 compared to $0.0 million for the six months ended March 31, 2003. Amortization expense for the six months ended March 31, 2004 was primarily related to intangible assets, which were recorded in connection with the fiscal 2003 acquisitions.

        Interest and Other Expense, Net.    Net interest and other expense was $0.5 million for the six months ended March 31, 2004 and $0.3 million for the six months ended March 31, 2003 and primarily consisted of interest expense on indebtedness under the Company's revolving credit facility and losses associated with fixed asset disposals.

        Provision for Income Taxes.    The Company's effective tax rate was 38.5% for the six months ended March 31, 2004 compared to 38.0% for the six months ended March 31, 2003. This increase in the Company's effective tax rate was primarily due to an increase in the Company's marginal federal income tax rate. In each period, the Company's effective tax rate was higher than the federal statutory rate primarily due to state taxes.

EBITDA

        EBITDA (earnings before net interest and other expense, taxes, depreciation and amortization) is a commonly reported standard measure that is used by analysts and investors in the VMS Industry. Management believes that EBITDA, as presented, represents a useful measure for assessing the performance of the Company's ongoing operating activities, as it reflects the earnings trends of the Company. Targets and trends in EBITDA are used as a measure for determining management's performance compensation and are also used by the Company's creditors in assessing debt covenant compliance. The Company understands that while EBITDA is used by securities analysts in the evaluation of nutritional supplement companies, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. EBITDA is not intended as an alternative to cash flows from operating activities, as a measure of liquidity or as an alternative to net income as an indicator of the Company's operating performance or any other measure of performance in accordance with accounting principles generally accepted in the United States of America. The following table sets forth a reconciliation of net income to EBITDA for each period included herein:

	Three months ended March 31,		Six months ended March 31,
	2003	2004	2003	2004
Net income	$3,519	$4,161	$6,145	$7,329
Provision for income taxes	2,156	2,605	3,766	4,588
Interest and other expense, net(1)	129	276	328	478
Depreciation and amortization	944	1,074	1,918	2,115

EBITDA	$6,748	$8,116	$12,157	$14,510

(1)
Includes amortization of deferred financing fees and losses associated with fixed asset disposals.

        The Company's EBITDA increased to $8.1 million for the second quarter of fiscal 2004 from $6.7 million for the second quarter of fiscal 2003. EBITDA as a percentage of net sales decreased to 21.6% for the second quarter of fiscal 2004 from 22.1% for the second quarter of fiscal 2003.

        The Company's EBITDA increased to $14.5 million for the six months ended March 31, 2004 from $12.2 million for the six months ended March 31, 2003. EBITDA as a percentage of net sales increased to 20.5% for the six months ended March 31, 2004 from 20.4% for the six months ended March 31, 2003.

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

Liquidity and Capital Resources

        The Company had working capital of $24.8 million as of March 31, 2004 compared to $22.3 million as of September 30, 2003. This increase in working capital was primarily the result of increases in accounts receivable, inventories and prepaid expenses and other current assets and a decrease in accrued expenses, partially offset by an increase in accounts payable.

        Net cash provided by operating activities for the six months ended March 31, 2004 was $8.8 million compared to $9.4 million for the comparable period in fiscal 2003. The decrease in net cash provided by operating activities for the six months ended March 31, 2004 was primarily attributable to the change in cash provided by accounts receivable, inventories, prepaid expenses and other current assets and accrued expenses, which was partially offset by increases in net income and the tax benefit from stock option exercises, as well as the change in cash provided by accounts payable.

        Net cash used in investing activities was $2.9 million for the six months ended March 31, 2004 and $1.3 million for the comparable period in fiscal 2003. The Company's investing activities consist of capital expenditures. Capital expenditures during these periods related primarily to distribution and manufacturing equipment, building improvements related to facility consolidation efforts and information systems.

        Net cash used in financing activities was $6.1 million for the six months ended March 31, 2004 compared to $6.6 million for the comparable period in fiscal 2003. During these periods, net cash used in financing activities primarily related to repayments under the Company's revolving credit facility.

        The Company's current revolving credit facility had available credit borrowings of $58.75 million dollars at March 31, 2004. The available credit borrowings are reduced quarterly by $1.25 million with the next reduction occurring in June 2004. Borrowings under the revolving credit facility are collateralized by substantially all assets of the Company. At the Company's election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At March 31, 2004, the applicable weighted-average interest rate for borrowings was 2.51%. The Company is also required to pay a variable quarterly fee on the unused balance under the revolving credit facility. At March 31, 2004, the applicable rate was 0.25%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The revolving credit facility matures on January 28, 2007, and the Company is required to repay all principal outstanding under the revolving credit facility on such date. Accordingly, the outstanding principal balance of $6.0 million at March 31, 2004 was classified as long-term debt.

        The revolving credit facility contains restrictive covenants, including restrictions on incurring other indebtedness, limitations on capital expenditures and requirements that the Company maintain certain financial ratios. As of March 31, 2004, the Company was in compliance with these restrictive covenants. Upon the occurrence of a default or an event of default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring the Company to repay all amounts borrowed under the revolving credit facility.

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

        The Company's significant non-cancelable operating lease obligations as of March 31, 2004 are as follows:

Year Ending September 30,	Operating Leases(1)
2004	$689
2005	869
2006	405
2007	339
2008	137
Thereafter	240

$2,679

(1)
The amount for the year ending September 30, 2004 includes only payments to be made after March 31, 2004.

New Accounting Standards

        Based on the Company's review of new accounting standards released during the quarter ended March 31, 2004, the Company did not identify any standard requiring adoption that would have a significant impact on its condensed consolidated financial statements for the periods reported.

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

Forward-Looking Statements

        The Securities and Exchange Commission ("SEC") encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limitation, the words "may," "will," "should," "believes," "anticipates," "plans," "expects," "intends," "estimates" and similar expressions or the negative thereof, or variations thereon, or similarly, discussions of strategy, although believed to be reasonable are intended to identify forward-looking statements, although not all forward-looking statements contain these words or discussions. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, (i) changing domestic and international market and political conditions; (ii) interruption of business or negative impact on sales and earnings due to acts of war, terrorism, bio-terrorism, civil unrest, earthquake or disruption of mail service; (iii) changes in laws and regulations, including adverse federal, state or foreign legislation or regulation or adverse determinations or actions by regulators; (iv) import/export controls with respect to products sold into or purchased from foreign countries, as well as other restrictions on the purchase or sale of the Company's products to or from such countries; (v) unavailability of or interruption in the supply of utilities, including electricity and telecommunications; (vi) slow or negative growth in the nutritional supplement industry; (vii) increased product competition; (viii) adverse publicity regarding nutritional supplements; (ix) increased costs, including raw material and labor costs, as well as increases in the costs of borrowing (or the unavailability of adequate credit); (x) inability of the Company to gain and/or hold market share of its health and natural food store customers and bulk branded products customers; (xi) loss or retirement of key members of management; (xii) inability of the Company to successfully implement its business strategy or plan or otherwise manage growth, including the Company's ability to locate and consummate advantageous acquisitions, or otherwise integrate or profitably manage acquired operations, including the ability to retain customers of existing and acquired operations; (xiii) product development efforts and consumer acceptance of the Company's products; (xiv) absence of clinical trials for many of the Company's products; (xv) availability and price of raw materials, including increased costs; (xvi) the Company's ability to manufacture its products efficiently; (xvii) the mix of the Company's products and their related profit margins; (xviii) dependence on distributors and customers; (xix) sales and earnings volatility; (xx) adequacy and availability of insurance coverage, and any losses or damages sustained by the Company not covered by insurance; (xxi) exposure to and expense of prosecuting, defending and/or resolving and defending claims or litigation, including but not limited to product liability claims, class action suits, stockholder derivative suits, employment or labor related suits or investigations, patent or trademark infringement suits and other litigation which may arise from time to time; (xxii) other factors discussed in the Company's filings with the Securities and Exchange Commission or referenced in its press releases, and (xxiii) other factors beyond the Company's control.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        At the Company's election, borrowings under the Company's revolving credit facility bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At March 31, 2004, the applicable weighted-average interest rate for borrowings was 2.51% and the Company had total borrowings outstanding of $6.0 million. To date, the Company has not obtained interest rate protection with respect to these borrowings.

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

        In the opinion of management, the Company's liability, if any, arising from individual regulatory and legal proceedings in which it is involved is not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows. However, the aggregate liability of the Company arising from regulatory and legal proceedings related to these matters could have a material effect on the Company's financial position, results of operations or cash flows. In the opinion of management, the outcomes of legal matters in which the Company is presently involved are not probable and reasonably estimable.

Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Stockholders of the Company was held on January 9, 2004, at which meeting the stockholders voted to elect one individual to serve as a Class I Director of the Company and three individuals to serve as Class III Directors of the Company and to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending September 30, 2004.

        The nominees for election as Class I and Class III Directors of the Company are listed below. The results were as follows:

Nominee	For	Against/ Withheld	Abstain	Non-Voting
J. Kimo Esplin (Class I)	10,400,337	318,628	—	462,164
Frank W. Gay II (Class III)	9,790,566	928,399	—	462,164
J. Steven Young (Class III)	9,970,174	748,791	—	462,164
Gregory M. Benson (Class III)	9,939,179	779,786	—	462,164

        The names of other Directors of the Company whose term of office continued after the meeting are as follows:

  Jeffrey A. Hinrichs
  Michael D. Burke
  James D. Stice

        Other matters voted upon at the meeting and the results of those votes were as follows:

	For	Against/ Withheld	Abstain	Non-Voting
Ratification of PricewaterhouseCoopers LLP as the Company's independent auditors	9,863,054	830,311	5,600	482,164

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  31.1
  Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1
    Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)
  Reports on Form 8-K

    The following report was filed on Form 8-K during the last quarter covered by this report:

    On January 29, 2004, the Company reported sales and income results for the fiscal first quarter ended December 31, 2003.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEUTICAL INTERNATIONAL CORPORATION
(Registrant)
Date: April 29, 2004	By:	/s/ LESLIE M. BROWN, JR. Leslie M. Brown, Jr. Senior Vice President, Finance, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)