Form 10-Q
period 2004-06-30
NUTRACEUTICAL INTERNATIONAL CORP
filed 2004-07-29
CIK 1050007

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

Commission file number 000-23731

NUTRACEUTICAL INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	87-0515089
(State of incorporation)	(IRS Employer Identification No.)
1400 Kearns Boulevard, 2nd Floor, Park City, Utah	84060
(Address of principal executive office)	(Zip code)
(435) 655-6106
(Registrant’s telephone number, including area code)

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

YES   ☒     NO   ☐

At July 29, 2004, the registrant had 11,678,068 shares of common stock outstanding.

NUTRACEUTICAL INTERNATIONAL CORPORATION
INDEX

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements

NUTRACEUTICAL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30, 2003(1)	June 30, 2004
ASSETS
Current assets
Cash	$2,196	$3,077
Accounts receivable, net	10,514	10,135
Inventories, net	20,054	24,072
Prepaid expenses and other current assets	2,040	4,651
Deferred income taxes	1,190	1,265
Total current assets	35,994	43,200
Property, plant and equipment, net	21,148	22,335
Goodwill	10,083	13,827
Intangible assets, net	4,386	7,114
Other non-current assets, net	1,007	841
Deferred income taxes, net	9,165	8,213
	$81,783	$95,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,530	$9,423
Accrued expenses	5,201	5,546
Total current liabilities	13,731	14,969
Long-term debt	12,500	9,500
Other non-current liabilities	450	225
Total liabilities	26,681	24,694
Stockholders’ equity
Common stock	113	119
Additional paid-in capital	39,431	45,323
Retained earnings	16,846	27,084
Accumulated other comprehensive income	139	162
Treasury stock	(1,427)	(1,852)
Total stockholders’ equity	55,102	70,836
	$81,783	$95,530

(1)          The condensed consolidated balance sheet as of September 30, 2003 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2003	2004	2003	2004
Net sales	$29,690	$33,787	$89,177	$104,614
Cost of sales	14,205	15,984	42,968	49,785
Gross profit	15,485	17,803	46,209	54,829
Operating expenses
Selling, general and administrative	10,152	12,808	30,637	37,251
Amortization of intangible assets	39	93	39	281
Income from operations	5,294	4,902	15,533	17,297
Interest and other expense, net	129	172	457	650
Income before provision for income taxes	5,165	4,730	15,076	16,647
Provision for income taxes	1,963	1,821	5,729	6,409
Net income	$3,202	$2,909	$9,347	$10,238
Other comprehensive income
Foreign currency translation adjustment, net of tax	47	(3)	81	23
Comprehensive income	$3,249	$2,906	$9,428	$10,261
Net income per common share
Basic	$0.29	$0.25	$0.84	$0.91
Diluted	0.28	0.24	0.81	0.87
Weighted average common shares outstanding
Basic	11,152,473	11,496,923	11,179,020	11,290,942
Dilutive effect of stock options and warrants	385,707	526,193	401,059	499,120
Diluted	11,538,180	12,023,116	11,580,079	11,790,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine months ended June 30,
	2003	2004
Cash flows from operating activities
Net income	$9,347	$10,238
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,888	3,207
Amortization of deferred financing fees	137	137
Loss on disposals of property and equipment	15	88
Deferred income taxes	795	964
Tax benefit from stock option exercises	55	3,193
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net	899	1,372
Inventories, net	1,904	(2,725)
Prepaid expenses and other current assets	(244)	(2,540)
Other non-current assets, net	(61)	20
Accounts payable	(1,158)	893
Accrued expenses	1,029	494
Net cash provided by operating activities	15,606	15,341
Cash flows from investing activities
Acquisitions of businesses, net of cash acquired	(15,009)	(9,388)
Payments on non-compete agreements	(325)	—
Purchases of property and equipment	(2,027)	(4,132)
Net cash used in investing activities	(17,361)	(13,520)
Cash flows from financing activities
Payments on other non-current liabilities	—	(225)
Proceeds from long-term debt	13,500	9,000
Payments on long-term debt	(10,000)	(12,000)
Proceeds from issuances of common stock	450	2,705
Purchases of common stock for treasury	(882)	(425)
Net cash provided by (used in) financing activities	3,068	(945)
Effect of exchange rate changes on cash	33	5
Net increase in cash	1,346	881
Cash at beginning of period	1,257	2,196
Cash at end of period	$2,603	$3,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

1.   INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) to present fairly the consolidated financial position of Nutraceutical International Corporation and its subsidiaries (the “Company”) as of June 30, 2004, the results of their operations for the three months and nine months ended June 30, 2003 and 2004 and their cash flows for the nine months ended June 30, 2003 and 2004, in conformity with accounting principles generally accepted in the United States of America for interim financial information applied on a consistent basis. The results for the three months and nine months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Accordingly, these financial statements should be read in conjunction with the Company’s Form 10-K for the fiscal year ended September 30, 2003, which was filed with the Securities and Exchange Commission on November 25, 2003.

2.   INVENTORIES, NET

Inventories, net of reserves for slow moving, obsolete and/or damaged inventory, were comprised of the following:

	September 30, 2003	June 30, 2004
Raw materials	$5,619	$6,924
Work-in-process	2,715	5,932
Finished goods	11,720	11,216
	$20,054	$24,072

3.   ACQUISITIONS

On May 14, 2004, the Company acquired the Natural Balance® brand of nutritional supplements by purchasing substantially all of the operating assets of Natural Balance, Inc. On June 8, 2004, the Company acquired the Montana Big Sky™ brand of nutritional supplements by purchasing selected assets of Montana Naturals, Inc. These acquisitions are in keeping with the Company’s business strategy of consolidating the fragmented industry where it competes.

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(dollars in thousands, except per share data)

The aggregate purchase price of these two acquisitions was approximately $9,529. These acquisitions were accounted for using the purchase method of accounting. Accordingly, the aggregate purchase price was assigned to the assets acquired and liabilities assumed based on their fair market values at the respective dates of acquisition. The excess of aggregate purchase price over the fair market values of the assets acquired and liabilities assumed was classified as goodwill. The Company’s Condensed Consolidated Statements of Operations and Comprehensive Income presented herein include the activities of these acquired businesses from their respective dates of acquisition. The following reflects the allocation of the aggregate purchase price for these acquisitions to the aggregate assets acquired and liabilities assumed:

Current assets	$2,520
Property, plant and equipment	86
Goodwill	4,150
Intangible assets	3,000
Current liabilities	(227)
$9,529

During the nine months ended June 30, 2004, the Company recorded purchase price reductions of $141 and non-cash purchase accounting adjustments of $265 related to its fiscal 2003 acquisitions.

The acquired intangible assets represent trademarks and tradenames, which have indefinite lives and are not subject to amortization.

4.   GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill from September 30, 2003 to June 30, 2004 was as follows:

Goodwill
Balance as of September 30, 2003	$10,083
Purchase accounting adjustments related to fiscal 2003 acquisitons	(406)
Goodwill attributable to fiscal 2004 acquisitions	4,150
Balance as of June 30, 2004	$13,827

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(dollars in thousands, except per share data)

The carrying amounts of intangible assets at September 30, 2003 and June 30, 2004 were as follows:

	September 30, 2003			June 30, 2004			Weighted-
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Average Amortization Period (Years)
Intangible assets subject to amortization:
Non-compete agreements	$1,000	$(83)	$917	$1,000	$(333)	$667	3
Trademarks/trade names/patents	277	(166)	111	286	(197)	89	5
	1,277	(249)	1,028	1,286	(530)	756
Intangible assets not subject to amortization:
Trademarks/trade names/licenses	3,358	—	3,358	6,358	—	6,358
	$4,635	$(249)	$4,386	$7,644	$(530)	$7,114

Estimated amortization expense related to the net carrying amount of $756 for intangible assets subject to amortization at June 30, 2004 is as follows:

Year Ending September 30,	Estimated Amortization Expense(1)
2004	$93
2005	370
2006	276
2007	12
2008	4
Thereafter	1
$756

(1)          Estimated amortization expense for the year ending September 30, 2004 includes only amortization to be recorded after June 30, 2004.

5.   CAPITAL STOCK

Stock options to purchase 218,744 shares of common stock that were outstanding at June 30, 2003 were not included in the computation of diluted earnings per share because the exercise prices of these stock options were greater than the average share price of the Company’s common stock and, therefore, the effect would have been antidilutive. All stock options outstanding at June 30, 2004 were included in the computation of diluted earnings per share. All warrants outstanding at June 30, 2003 and 2004 were included in the computation of diluted earnings per share.

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(dollars in thousands, except per share data)

6.   SHARE PURCHASE

During fiscal 2000, the Company’s Board of Directors approved a share purchase program authorizing the Company to buy up to 1,500,000 shares of its outstanding common stock. Under this program, the Company purchased 37,716 shares during the nine months ended June 30, 2004 at an aggregate cost of $425. Total purchases under this share purchase program from inception to June 30, 2004 were 713,128 shares of common stock at an aggregate cost of $3,536.

7.   OPERATING SEGMENTS

Segment identification and selection is consistent with the management structure used by the Company to evaluate performance and make decisions regarding resource allocation, as well as the materiality of financial results consistent with that structure. Based on the Company’s management structure and method of internal reporting, the Company has one operating segment. The Company does not review operating results on a disaggregated basis; rather, management reviews operating results on an aggregate basis.

Net sales outside the United States were less than 10% of consolidated net sales for the three months and nine months ended June 30, 2003 and 2004.

8.   STOCK-BASED COMPENSATION

The Company accounted for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation cost was reflected in net income for the three and nine months ended June 30, 2003 and 2004, as all options granted under those stock-based employee compensation plans had exercise prices equal to the market values of the underlying common shares on the dates of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(dollars in thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2003	2004	2003	2004
Net income, as reported	$3,202	$2,909	$9,347	$10,238
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(59)	(161)	(177)	(471)
Pro forma net income	$3,143	$2,748	$9,170	$9,767
Earnings per share
Basic—as reported	$0.29	$0.25	$0.84	$0.91
Diluted—as reported	0.28	0.24	0.81	0.87
Basic—pro forma	$0.28	$0.24	$0.82	$0.87
Diluted—pro forma	0.27	0.23	0.79	0.83

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with this report on Form 10-Q, including Part I, Item 1.

The Company is an integrated marketer, distributor, retailer and manufacturer of branded nutritional supplements and other natural products sold primarily to and through domestic health and natural food stores. Internationally, the Company sells its branded products to and through health and natural product distributors and retailers. The Company’s core business strategy is to acquire, integrate and operate, from beginning to end, the marketing, distribution, retailing and manufacturing operations of businesses in the natural products industry. The Company believes that the consolidation and integration of acquired businesses provides ongoing financial synergies through increased scale and market penetration, as well as strengthened customer relationships.

The Company sells its branded products under the trademarks Solaray®, KAL®, Nature’s Life®, Natural Balance®, NaturalMax®, VegLife®, Premier One®, Sunny Green®, Natural Sport®, ActiPet®, Action Labs®, Thompson®, Body Gold®, Montana Big Sky™ and FunFresh Foods™. The Company also sells branded bulk products and unbranded custom blends under the trademarks Monarch Nutritional Laboratories™ and Great Basin Botanicals™. Under the name Woodland Publishing™, the Company publishes, prints and markets a line of books and booklets to, among others, book distributors, national retail bookstores and health and natural food stores. The Company’s neighborhood natural food markets operate under the trade names The Real Food Company™ and Thom’s Natural Foods™ and its health food stores operate under the trade name Arizona Health Foods™. The Company also distributes the branded products of certain third parties.

The Company was formed in 1993 by senior management and Bain Capital, Inc. to effect a consolidation strategy in the fragmented vitamin, mineral, herbal and other nutritional supplements industry (the “VMS Industry”). Since its formation, the Company has completed the following acquisitions: Solaray, Inc., Premier One Products, Inc., Makers of KAL, Inc. and Makers of KAL, B.V., Monarch Nutritional Laboratories, Inc., Action Labs, Inc., NutraForce (Canada) International, Inc., Woodland Publishing, Inc. and Summit Graphics, Inc., Thompson Nutritionals, Inc., The Real Food Company, Inc., Thom’s Natural Foods, M.K. Health Food Distributors, Inc. (dba Nature’s Life), Arizona Health Foods, Inc., Natural Balance, Inc. and Montana Naturals, Inc. As a result of these acquisitions, internal growth and cost management, management believes that the Company is well positioned to continue to capitalize on the consolidation the Company believes is occurring in the VMS Industry.

Results of Operations

The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
	2003	2004	2003	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	47.8%	47.3%	48.2%	47.6%
Gross profit	52.2%	52.7%	51.8%	52.4%
Selling, general and administrative	34.3%	37.9%	34.4%	35.6%
Amortization of intangible assets	0.1%	0.3%	0.0%	0.3%
Income from operations	17.8%	14.5%	17.4%	16.5%
Interest and other expense, net	0.4%	0.5%	0.5%	0.6%
Income before provision for income taxes	17.4%	14.0%	16.9%	15.9%
Provision for income taxes	6.6%	5.4%	6.4%	6.1%
Net income	10.8%	8.6%	10.5%	9.8%
EBITDA(1)	21.1%	17.7%	20.7%	19.6%

(1)          See “—EBITDA.”

Comparison of the Three Months Ended June 30, 2004 to the Three Months Ended June 30, 2003

Net Sales.   Net sales increased by $4.1 million, or 13.8%, to $33.8 million for the three months ended June 30, 2004 (“third quarter of fiscal 2004”) from $29.7 million for the three months ended June 30, 2003 (“third quarter of fiscal 2003”). Net sales of branded products increased by $3.6 million, or 14.8%, to $28.3 million for the third quarter of fiscal 2004 from $24.7 million for the third quarter of fiscal 2003. The increase in net sales of branded products was related to the integration of the June 13, 2003 acquisition of the Nature’s Life® brand and, to a lesser extent, the integration of the fiscal 2004 third quarter acquisitions of the Natural Balance® and Montana Big Sky™ brands, partially offset by a softness in sales in certain areas and customers within health and natural food stores. Net sales of other products increased by $0.5 million, or 8.9%, to $5.5 million for the third quarter of fiscal 2004 from $5.0 million for the third quarter of fiscal 2003. This increase was primarily the result of the fiscal 2003 acquisition of Arizona Health Foods, Inc., which was completed on June 30, 2003, partially offset by the closure for remodeling of one of the Company’s neighborhood natural food markets.

Gross Profit.   Gross profit increased by $2.3 million, or 15.0%, to $17.8 million for the third quarter of fiscal 2004 from $15.5 million for the third quarter of fiscal 2003. This increase in gross profit was primarily attributable to the increase in net sales. As a percentage of net sales, gross profit was 52.7% for the third quarter of fiscal 2004 and 52.2% for the third quarter of fiscal 2003. This increase in gross profit as a percentage of net sales was primarily attributable to modest improvements in inventory management, manufacturing costs, raw material pricing, as well as some changes in sales mix.

Selling, General and Administrative.   Selling, general and administrative expenses increased by $2.6 million, or 26.2%, to $12.8 million for the third quarter of fiscal 2004 from $10.2 million for the third quarter of fiscal 2003. As a percentage of net sales, selling, general and administrative expenses increased to 37.9% for the third quarter of fiscal 2004 from 34.3% for the third quarter of fiscal 2003. This increase in selling, general and administrative expenses was primarily attributable to the fiscal 2003 and 2004 acquisitions. Additionally, increased costs associated with shipping, insurance, legal and corporate governance impacted the Company.

Amortization of Intangibles.   Amortization of intangibles was $0.1 million for the third quarter of fiscal 2004 compared to $0.0 million for the third quarter of fiscal 2003. Amortization expense for the third quarter of fiscal 2004 was primarily related to intangible assets recorded in connection with the fiscal 2003 acquisitions.

Interest and Other Expense, Net.   Net interest and other expense was $0.2 million for the third quarter of fiscal 2004 and $0.1 million for the third quarter of fiscal 2003 and primarily consisted of interest expense on indebtedness under the Company’s revolving credit facility.

Provision for Income Taxes.   The Company’s effective tax rate was 38.5% for the third quarter of fiscal 2004 compared to 38.0% for the third quarter of fiscal 2003. This increase in the Company’s effective tax rate was primarily due to an increase in the Company’s marginal federal income tax rate. In each period, the Company’s effective tax rate was higher than the federal statutory rate primarily due to state taxes.

Comparison of the Nine Months Ended June 30, 2004 to the Nine Months Ended June 30, 2003

Net Sales.   Net sales increased by $15.4 million, or 17.3%, to $104.6 million for the nine months ended June 30, 2004 from $89.2 million for the nine months ended June 30, 2003. Net sales of branded products increased by $12.4 million, or 16.5%, to $87.4 million for the nine months ended June 30, 2004 from $75.0 million for the nine months ended June 30, 2003. The increase in net sales of branded products was primarily related to the integration of the June 13, 2003 acquisition of the Nature’s Life® brand and, to a lesser extent, the integration of the fiscal 2004 third quarter acquisitions of the Natural Balance® and Montana Big Sky™ brands as well as increased sales of the Company’s core branded products. Net sales of other products increased by $3.0 million, or 21.4%, to $17.2 million for the nine months ended June 30, 2004 from $14.2 million for the nine months ended June 30, 2003. This increase was primarily the result of the fiscal 2003 acquisition of Arizona Health Foods, Inc., which was completed on June 30, 2003, partially offset by the closure for remodeling of one of the Company’s neighborhood natural food markets.

Gross Profit.   Gross profit increased by $8.6 million, or 18.7%, to $54.8 million for the nine months ended June 30, 2004 from $46.2 million for the nine months ended June 30, 2003. This increase in gross profit was primarily attributable to the increase in net sales. As a percentage of net sales, gross profit was 52.4% for the nine months ended June 30, 2004 and 51.8% for the nine months ended June 30, 2003. This increase in gross profit as a percentage of net sales was primarily attributable to modest improvements in inventory management, manufacturing costs, raw material pricing, as well as some changes in sales mix.

Selling, General and Administrative.   Selling, general and administrative expenses increased by $6.7 million, or 21.6%, to $37.3 million for the nine months ended June 30, 2004 from $30.6 million for the nine months ended June 30, 2003. As a percentage of net sales, selling, general and administrative expenses increased to 35.6% for the nine months ended June 30, 2004 from 34.4% for the nine months ended June 30, 2003. This increase in selling, general and administrative expenses was primarily attributable to the fiscal 2003 and 2004 acquisitions. Additionally, increased costs associated with shipping, insurance, legal and corporate governance impacted the Company.

Amortization of Intangibles.   Amortization of intangibles was $0.3 million for the nine months ended June 30, 2004 compared to $0.0 million for the nine months ended June 30, 2003. Amortization expense for the nine months ended June 30, 2004 was primarily related to intangible assets recorded in connection with the fiscal 2003 acquisitions.

Interest and Other Expense, Net.   Net interest and other expense was $0.7 million for the nine months ended June 30, 2004 and $0.5 million for the nine months ended June 30, 2003 and primarily consisted of interest expense on indebtedness under the Company’s revolving credit facility and losses associated with fixed asset disposals.

Provision for Income Taxes.   The Company’s effective tax rate was 38.5% for the nine months ended June 30, 2004 compared to 38.0% for the nine months ended June 30, 2003. This increase in the Company’s effective tax rate was primarily due to an increase in the Company’s marginal federal income tax rate. In each period, the Company’s effective tax rate was higher than the federal statutory rate primarily due to state taxes.

EBITDA

EBITDA (earnings before net interest and other expense, taxes, depreciation and amortization) is a commonly reported standard measure that is used by analysts and investors in the VMS Industry. Management believes that EBITDA, as presented, represents a useful measure for assessing the performance of the Company’s ongoing operating activities, as it reflects the earnings trends of the Company. Targets and trends in EBITDA are used as a measure for determining management’s performance compensation and are also used by the Company’s creditors in assessing debt covenant compliance. The Company understands that while EBITDA is used by analysts in the evaluation of nutritional supplement companies, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. EBITDA is not intended as an alternative to cash flows from operating activities, as a measure of liquidity or as an alternative to net income as an indicator of the Company’s operating performance or any other measure of performance in accordance with accounting principles generally accepted in the United States of America. The following table sets forth a reconciliation of net income to EBITDA for each period included herein:

	Three months ended June 30,		Nine months ended June 30,
	2003	2004	2003	2004
Net income	$3,202	$2,909	$9,347	$10,238
Provision for income taxes	1,963	1,821	5,729	6,409
Interest and other expense, net(1)	129	172	457	650
Depreciation and amortization	970	1,092	2,888	3,207
EBITDA	$6,264	$5,994	$18,421	$20,504

(1)          Includes amortization of deferred financing fees and losses associated with fixed asset disposals.

The Company’s EBITDA decreased to $6.0 million for the third quarter of fiscal 2004 from $6.3 million for the third quarter of fiscal 2003. EBITDA as a percentage of net sales decreased to 17.7% for the third quarter of fiscal 2004 from 21.1% for the third quarter of fiscal 2003.

The Company’s EBITDA increased to $20.5 million for the nine months ended June 30, 2004 from $18.4 million for the nine months ended June 30, 2003. EBITDA as a percentage of net sales decreased to 19.6% for the nine months ended June 30, 2004 from 20.7% for the nine months ended June 30, 2003.

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

Liquidity and Capital Resources

The Company had working capital of $28.2 million as of June 30, 2004 compared to $22.3 million as of September 30, 2003. This increase in working capital was primarily the result of increases in cash, inventories and prepaid expenses and other current assets, partially offset by a decrease in accounts receivable and increases in accounts payable and accrued expenses.

Net cash provided by operating activities for the nine months ended June 30, 2004 was $15.3 million compared to $15.6 million for the comparable period in fiscal 2003. The decrease in net cash provided by operating activities for the nine months ended June 30, 2004 was primarily attributable to the change in cash provided by inventories, prepaid expenses and other current assets and accrued expenses, which was partially offset by increases in net income and the tax benefit from stock option exercises, as well as the change in cash provided by accounts receivable and accounts payable.

Net cash used in investing activities was $13.5 million for the nine months ended June 30, 2004 and $17.4 million for the comparable period in fiscal 2003. The Company’s investing activities consisted primarily of acquisitions of businesses and capital expenditures. Capital expenditures during these periods related primarily to distribution and manufacturing equipment, building improvements related to facility consolidation efforts and information systems.

Net cash provided by (used in) financing activities was ($0.9) million for the nine months ended June 30, 2004 compared to $3.1 million for the comparable period in fiscal 2003. During these periods, net cash used in financing activities primarily related to borrowings and repayments under the Company’s revolving credit facility, as well as proceeds from the issuance of common stock and purchases of common stock for treasury.

The Company’s current revolving credit facility had available credit borrowings of $57.5 million dollars at June 30, 2004. The available credit borrowings are reduced quarterly by $1.25 million with the next reduction occurring in September 2004. Borrowings under the revolving credit facility are collateralized by substantially all assets of the Company. At the Company’s election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At June 30, 2004, the applicable weighted-average interest rate for borrowings was 2.59%. The Company is also required to pay a variable quarterly fee on the unused balance under the revolving credit facility. At June 30, 2004, the applicable rate was 0.25%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The revolving credit facility matures on January 28, 2007, and the Company is required to repay all principal outstanding under the revolving credit facility on such date. Accordingly, the outstanding principal balance of $9.5 million at June 30, 2004 was classified as long-term debt.

The revolving credit facility contains restrictive covenants, including restrictions on incurring other indebtedness, limitations on capital expenditures and requirements that the Company maintain certain financial ratios. As of June 30, 2004, the Company was in compliance with these restrictive covenants. Upon the occurrence of a default or an event of default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring the Company to repay all amounts borrowed under the revolving credit facility.

A key component of the Company’s business strategy is to seek to make additional acquisitions, which may require that the Company obtain additional financing, which could include the occurrence of substantial additional indebtedness. The Company believes that borrowings under its current revolving credit facility or a replacement credit facility, together with cash flows from operations, will be sufficient to make required payments under the current credit facility or a replacement credit facility, and to make anticipated capital expenditures and fund working capital needs for fiscal 2004.

The Company’s significant non-cancelable operating lease obligations as of June 30, 2004 are as follows:

Year Ending September 30,	Operating Leases(1)
2004	$549
2005	1,287
2006	682
2007	498
2008	247
Thereafter	311
$3,574

(1)          The amount for the year ending September 30, 2004 includes only payments to be made after June 30, 2004.

New Accounting Standards

Based on the Company’s review of new accounting standards released during the quarter ended June 30, 2004, the Company did not identify any standard requiring adoption that would have a significant impact on its condensed consolidated financial statements for the periods reported.

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

Forward-Looking Statements

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limitation, the words “may,” “will,” “should,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” and similar expressions or the negative thereof, or variations thereon, or similarly, discussions of strategy, although believed to be reasonable are intended to identify forward-looking statements, although not all forward-looking statements contain these words or discussions. There are a number of important factors that could cause actual events or the Company’s actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, (i) changing domestic and international market and political conditions; (ii) interruption of business or negative impact on sales and earnings due to acts of war, terrorism, bio-terrorism, civil unrest, earthquake or disruption of mail service; (iii) changes in laws and regulations, including adverse federal, state or foreign legislation or regulation or adverse determinations or actions by regulators; (iv) import/export controls with respect to products sold into or purchased from foreign countries, as well as other restrictions on the purchase or sale of the Company’s products to or from such countries; (v) unavailability of or interruption in the supply of utilities, including electricity and telecommunications; (vi) slow or negative growth in the nutritional supplement industry; (vii) increased product competition; (viii) adverse publicity regarding nutritional supplements; (ix) increased costs, including raw material and labor costs, as well as increases in the costs of borrowing (or the unavailability of adequate credit); (x) inability of the Company to gain and/or hold market share of its health and natural food store customers and bulk branded products customers; (xi) loss or retirement of key members of management; (xii) inability of the Company to successfully implement its business strategy or plan or otherwise manage growth, including the Company’s ability to locate and consummate advantageous acquisitions, or otherwise integrate or profitably manage acquired operations, including the ability to retain customers of existing and acquired operations; (xiii) product development efforts and consumer acceptance of the Company’s products; (xiv) absence of clinical trials for many of the Company’s products; (xv) availability and price of raw materials, including increased costs; (xvi) the Company’s ability to manufacture its products efficiently; (xvii) the mix of the Company’s products and their related profit margins; (xviii) dependence on distributors and customers; (xix) sales and earnings volatility; (xx) adequacy and availability of insurance coverage, and any losses or damages sustained by the Company not covered by insurance; (xxi) exposure to and expense of prosecuting, defending and/or resolving and defending claims or litigation, including but not limited to product liability claims, class action suits, stockholder derivative suits, employment or labor related suits or investigations, patent or trademark infringement suits and other litigation which may arise from time to time; (xxii) other factors discussed in the Company’s filings with the Securities and Exchange Commission or referenced in its press releases, and (xxiii) other factors beyond the Company’s control.

In addition, any forward-looking statements represent the Company’s estimates only as of the day this Form 10-Q was first filed with the SEC and should not be relied upon as representing the Company’s estimates as of any subsequent date. No assurance can be given that the future results covered by such forward-looking statements will be achieved and readers are cautioned not to place undue reliance on forward-looking statements. While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so.

The SEC maintains an Internet site (http://www.sec.gov) which contains reports, proxy and information statements, and other information regarding the Company. Copies of this Form 10-Q are available without charge upon request. Please contact the Company to request copies of this Form 10-Q (435-655-6106).

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

At the Company’s election, borrowings under the Company’s revolving credit facility bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At June 30, 2004, the applicable weighted-average interest rate for borrowings was 2.59% and the Company had total borrowings outstanding of $9.5 million. To date, the Company has not obtained interest rate protection with respect to these borrowings.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   The Company’s chief executive officer and its chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of a date within 90 days of the filing date of the quarterly report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that material information related to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible disclosure controls and procedures.

Changes in Internal Controls.   There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the Evaluation Date.

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings

As discussed in other filings, the Company is subject to regulation by a number of federal, state and foreign agencies and is involved in various legal matters arising in the normal course of business.

The Company carries insurance coverage in the types and amounts that management considers reasonably adequate to cover the risks it faces in the industry in which it competes. However, the Company’s current liability policy excludes claims related to certain ingredients, including products containing ephedra.

In the opinion of management, the Company’s liability, if any, arising from individual regulatory and legal proceedings in which it is involved is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, the aggregate liability of the Company arising from regulatory and legal proceedings related to these matters could have a material effect on the Company’s financial position, results of operations or cash flows. In the opinion of management, the outcomes of legal matters in which the Company is presently involved are not probable and reasonably estimable.

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits
	31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K
The following reports were filed on Form 8-K during the last quarter covered by this report:
	(i)	On April 29, 2004, the Company reported sales and income results for the fiscal second quarter and six months ended March 31, 2004.
	(ii)	On April 29, 2004, the Company announced that it had entered into a purchase and sale agreement to acquire substantially all of the operating assets of Natural Balance, Inc.
	(iii)	On May 14, 2004, the Company announced that it had completed the previously reported acquisition of Natural Balance, Inc. and filed a copy of the purchase agreement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nutraceutical International Corporation
(Registrant)
Date:	July 29, 2004	By:	/s/	Leslie M. Brown, Jr.
Leslie M. Brown, Jr.
Senior Vice President, Finance,
Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)