Form 10-K
period 2004-09-30
NUTRACEUTICAL INTERNATIONAL CORP
filed 2004-12-03
CIK 1050007

Use these links to rapidly review the document
INDEX TO ANNUAL REPORT ON FORM 10-K
Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the Fiscal Year Ended September 30, 2004
or
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

        The aggregate market value of voting stock held by non-affiliates of the Registrant as of November 22, 2004 at a closing sale price of $16.48 as reported by the Nasdaq National Market was approximately $172.3 million. Shares of Common Stock held by each officer and director and by each person who owns or may be deemed to own 10% or more of the outstanding Common Stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of November 22, 2004, the Registrant had 11,503,372 shares of Common Stock outstanding.

        Documents Incorporated by Reference:    Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies for the Registrant's 2005 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference in Part III of this Annual Report on Form 10-K (the "Form 10-K").

The Securities and Exchange Commission ("SEC") encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. Information contained in this form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limitation, the words "may," "will," "should," "believes," "anticipates," "plans," "expects," "intends," "estimates" and similar expressions or the negative thereof, or variations thereon, or similarly, discussions of strategy, although believed to be reasonable are intended to identify forward-looking statements, although not all forward-looking statements contain these words or discussions. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, (i) changing domestic and international market and political conditions; (ii) interruption of business or negative impact on sales and earnings due to acts of war, terrorism, bio-terrorism, civil unrest or disruption of mail service; (iii) slow or negative growth in the nutritional supplement industry; (iv) changes in laws and regulations, including adverse federal, state or foreign legislation or regulation or adverse determinations or actions by regulators; (v) import/export controls with respect to products sold into or purchased from foreign countries, as well as other restrictions on the purchase or sale of the Company's products to or from such countries; (vi) unavailability of or interruption in the supply of utilities, including electricity and telecommunications; (vii) increased product competition; (viii) adverse publicity regarding nutritional supplements; (ix) increased costs, including raw material and labor costs, as well as increases in the costs of borrowing (or the unavailability of adequate credit); (x) inability of the Company to gain and/or hold market share of its health and natural food store customers and bulk branded products customers; (xi) loss or retirement of key members of management; (xii) inability of the Company to successfully implement its business strategy or plan or otherwise manage growth, including the Company's ability to locate and consummate advantageous acquisitions, or otherwise integrate or profitably manage acquired operations, including the ability to retain customers of existing and acquired operations; (xiii) product development efforts and consumer acceptance of the Company's products; (xiv) adequacy and availability of insurance coverage, and any losses or damages sustained by the Company not covered by insurance; (xv) availability and price of raw materials, including increased costs; (xvi) the Company's ability to manufacture its products efficiently; (xvii) the mix of the Company's products and their related profit margins; (xviii) dependence on distributors and customers; (xix) sales and earnings volatility; (xx) absence of clinical trials for many of the Company's products; (xxi) exposure to and expense of prosecuting, defending and/or resolving and defending claims or litigation, including but not limited to product liability claims, class action suits, stockholder derivative suits, employment or labor related suits or investigations, patent or trademark infringement suits and other litigation which may arise from time to time; (xxii) inability of the Company's retail stores to attain or maintain profitability; (xxiii) other factors discussed in the Company's filings with the Securities and Exchange Commission or referenced in its press releases, and (xxiv) other factors beyond the Company's control. These factors also include, without limitation, those set forth under the captions "Selected Quarterly Financial Data; Seasonality," "Liquidity and Capital Resources" and "Quantitative and Qualitative Disclosure About Market Risk" included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and Item 7A of Part II of this Form 10-K and those set forth in Items 1 and 3 of Part I of this Form 10-K.

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

        Industry data used throughout this Form 10-K was obtained from industry publications and the Company's internal estimates. While the Company believes such information to be reliable, its accuracy has not been independently verified and cannot be guaranteed.

        The SEC maintains an Internet site (http://www.sec.gov) which contains reports, proxy and information statements, and other information regarding the Company. The Company's Form 10-K filed with the SEC includes all exhibits required to be filed with the SEC. The Company makes available, free of charge, on its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such reports are available as soon as is reasonably practicable after the Company electronically files such materials with the SEC. Additionally, copies of this Form 10-K, not including any of the exhibits listed under Item 15 of this Form 10-K, are available without charge upon request. Please contact the Company to request copies of this Form 10-K and for information as to the number of pages contained in each of the exhibits and to request copies of such exhibits (435-655-6106).

NUTRACEUTICAL INTERNATIONAL CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K

i

PART I

Item 1.    Business.

        Nutraceutical International Corporation is incorporated in Delaware and maintains its principal executive offices at 1400 Kearns Boulevard, 2nd Floor, Park City, Utah, 84060. As used herein, the terms "Company" and "Nutraceutical" refer to Nutraceutical International Corporation and/or its subsidiaries, except where indicated otherwise. The Company's telephone number is (435) 655-6106.

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

        The Company sells its branded products under the trademarks Solaray®, KAL®, Nature's Life®, Natural Balance®, NaturalMax®, VegLife®, Premier One®, Sunny Green®, Natural Sport®, FunFresh Foods™, ActiPet®, Action Labs®, Thompson®, Montana Big Sky™ and Body Gold®. The Company also sells branded bulk products and custom blends under the trademark Monarch Nutritional Laboratories™. Under the name Woodland Publishing™, the Company publishes, prints and markets a line of books and booklets to, among others, book distributors, national retail bookstores and health and natural food stores. The Company's neighborhood natural food markets operate under the trade names The Real Food Company™, Thom's Natural Foods™ and Cornucopia Community Market™ and its health food stores operate under the trade names Arizona Health Foods™ and Granola's™. The Company also distributes the branded products of certain third parties.

        The Company manufactures and/or distributes one of the broadest branded product lines in the industry with over 3,000 SKUs, including over 650 SKUs exclusively sold internationally. The Company believes that as a result of its emphasis on innovation, quality, loyalty, education and customer service, the Company's brands are widely recognized in health and natural food stores and among their customers.

        The Company was formed in 1993 by senior management and Bain Capital, Inc. ("Bain Capital") to effect a consolidation strategy in the fragmented vitamin, mineral, herbal and other nutritional supplements industry (the "VMS Industry"). Since its formation, the Company has completed the following acquisitions: Solaray, Inc. ("Solaray"), Premier One Products, Inc. ("Premier One"), Makers of KAL, Inc. and Makers of KAL, B.V. (collectively, "KAL"), Monarch Nutritional Laboratories, Inc. ("Monarch"), Action Labs, Inc. ("Action Labs"), NutraForce (Canada) International, Inc. ("NutraForce Canada"), Woodland Publishing, Inc. and Summit Graphics, Inc. (collectively, "Woodland Publishing"), Thompson Nutritionals, Inc. ("Thompson"), The Real Food Company, Inc., Thom's Natural Foods, and Cornucopia Community Market, Inc. (collectively, "Fresh Organics"), M. K. Health Food Distributors, Inc., dba Nature's Life ("Nature's Life"), Arizona Health Foods, Inc. ("Arizona Health Foods"), Natural Balance, Inc. ("Natural Balance") and Montana Naturals, Inc. ("Montana Naturals"). As a result of these acquisitions, internal growth and cost management, management believes that the Company is well positioned to continue to capitalize on the consolidation the Company believes is occurring in the VMS Industry.

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

        The Company believes that it is among the largest suppliers of nutritional supplements to the Healthy Foods Channel that develops, manufactures, markets and directly distributes a majority of its own products. The Company manufactured over 80% of its branded products in fiscal 2004 and believes that the quality of its products is among the highest in the industry. The Company markets its branded products through one of the industry's largest sales forces dedicated to the Healthy Foods Channel. The Company seeks to be a market leader in the development of new and innovative products, introducing over 150 new SKUs in fiscal 2004. The Company believes that it benefits from greater customer and product diversification than most of its larger competitors.

Industry

        The total retail natural products market (the "Natural Products Market") is highly fragmented and totaled approximately $62.9 billion in retail sales in calendar 2003. The Natural Products Market is comprised of the following (with estimated calendar 2003 sales indicated): (i) personal care, $4.9 billion, (ii) natural and organic foods, $16.3 billion, (iii) functional foods, $21.9 billion, and (iv) vitamins, minerals and supplements, $19.8 billion. Historically, the Company's primary focus has been on vitamins, minerals and supplements (the "VMS Market"), but recently it has increased its effort in other areas within the Natural Products Market.

        As indicated above, the Company's primary focus has been on the VMS Market. The total retail VMS Market is highly fragmented with estimated sales of $19.8 billion in calendar 2003, $18.7 billion in calendar 2002 and $18.1 billion in calendar 2001. The Company believes that the VMS Market reached its present size due to a number of factors, including (i) interest in healthier lifestyles, living longer and living well, (ii) the publication of research findings supporting the positive health effects of certain nutritional supplements and (iii) the aging of the "Baby Boom" generation combined with the tendency of consumers to purchase more nutritional supplements and natural foods as they age. However, in recent periods, various publicly-traded nutritional supplement companies, as well as industry analysts, have announced a firming in sales of natural products with an ongoing softness in sales of nutritional supplements. The Company believes that this continuing softness may be the result of, among other things, the lack of any recent industry-wide "hit" products, negative press releases regarding certain ingredients and/or companies in the VMS Market and increased market and pricing competition, as well as competition from food and pharmaceutical companies.

Products

        The Company primarily manufactures and markets nutritional supplements and also sells certain other natural products. As of September 30, 2004, the Company sold over 3,000 SKUs, including over 650 SKUs exclusively sold internationally. The Company's products include: (i) vitamins and minerals, (ii) herbs, (iii) specialty formulas, and (iv) other products. To accommodate consumer preferences, the Company's products come in various formulations and delivery forms, including capsules, tablets, softgels, chewables, liquids, creams, sprays, powders and whole herbs.

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

        As of September 30, 2004, the Company's portfolio of brand names consisted of the following:

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

        Nature's Life®.    Nature's Life began in 1970 in Southern California. The Nature's Life brand has stronger regional placement in the Western United States. The Nature's Life product line includes such products as Super Green Pro 96™ and Super Blue Pro 96™ soy protein powders, Soft Gelatin™ Multiple, 600 Prostate Maintain™ supplement and Golden Flax Seed Oil™ liquid. Recently, Nature's Life introduced Golden Flax Seed Meal™ and FlaxAdophilus™, a golden flax meal and probiotic blend. Nature's Life's brand packaging consists of brown bottles with yellow lids and includes a distinctive, yellow sun with a red background.

        Natural Balance®.    Natural Balance began in 1983 in Castle Rock, Colorado as Pep Products, Inc. with one product, Pep®, one of the first herbal energizers. Natural Balance products focused on weight management, energy, specialty and sports nutrition. Natural Balance is known as one of the first companies to blend herbs in synergistic combinations. The Natural Balance product line includes products such as Colon Clenz®, Ultra Diet Pep®, Happy Camper® and Cobra®. Natural Balance's brand packaging bears the distinctive Natural Balance logo, which includes a stylized depiction of a budding plant.

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

        VegLife®.    VegLife began in 1992 as a product line under the Solaray brand. The goal was to create a line of products that would be suitable for strict vegetarians who avoid any animal-derived ingredients, including gelatin capsules. VegLife was among the first to introduce a line of nutritional supplements using a cellulose-based capsule with substantially equivalent characteristics to traditional gelatin capsules. Vegetarian consumers showed substantial interest in this product line, so the Company established it as a separate brand in 1995 in order to focus on the development of a full line of vegetarian products. The VegLife team scrutinizes every element of each product developed, as well as the materials used in formulation, to help ensure that strict vegetarian standards are met. The VegLife brand includes primarily encapsulated products, but also includes a soy-based protein drink supplement sold under the trademark Peaceful Planet™, as well as a pea-based protein drink mix, The Supreme Meal™. Recently, VegLife launched a new Vegan Joint Supreme™ product, which includes a vegan source of glucosamine, MSM, hyaluronic acid and avocado soy unsaponifiables. VegLife's brand packaging includes a distinctive green and blue label, as well as a logo with an attractive depiction of a leaf.

        Premier One®.    Premier One began in 1984 in Omaha, Nebraska as one of the first product lines devoted entirely to natural, nutritional supplements derived from bee products. The Premier One brand uses various delivery forms, each chosen for its particular benefits, including capsules, chewable wafers, granules, tinctures and products in a honey base. Royal Jelly in Honey is one of Premier One's most popular products. Some of Premier One's other popular products include Raw Energy® supplement, an energy product that includes royal jelly, bee pollen and a variety of herbs, and BeeFense™ spray, a product that includes bee propolis and echinacea. Premier One's brand packaging includes a distinctive logo of a bee-harvesting scene in a mountain setting, with gold highlights on the label.

        Sunny Green®.    The Company's line of green supplements launched in 1997. This brand, now known as Sunny Green, remains focused on chlorophyll-laden "green foods," such as algae (including chlorella, spirulina and blue green algae) and cereal grasses (including barley and wheat grass). These products are currently offered in tablet forms and drink mixes. Sunny Green's brand packaging includes a distinctive Sunny Green logo and a label with green borders and accents.

        Natural Sport®.    Natural Sport launched in 1998. The Natural Sport brand is focused on all-natural sport supplements for serious athletes and also individuals who exercise for fitness, improved health or weight management. Natural Sport's packaging includes a distinctive Natural Sport logo in black and white, as well as blue lids and a label with an attractive blue swath running up one side of the front panel.

        FunFresh Foods™.    FunFresh Foods launched in 2003 with a line of teas under the mark Miztique™. Miztique™ teas match high quality all-natural tea leaves from around the globe with aromatic flavors and are packaged in natural fiber, round tea bags inside a distinctive silver tin with collectible lids. Recently, FunFresh Foods introduced a new line of organic soy nuts in three varieties, original roast, mesquite barbeque and unsalted. The FunFresh Foods brand is focused on natural and organic foods. FunFresh Foods packaging includes the unique FunFresh Foods logo in yellow and black as well as colorful and fun containers.

        ActiPet®.    ActiPet launched in 2000 after more than two years of research and development. This premium line of pet supplements was developed to cater to the growing segment of pet owners. ActiPet products are made with high quality, natural ingredients. The packaging includes an attractive ActiPet logo with signature paw print; dog formulas showcase a dog photo on bright blue labels and cat formulas use maroon labels with a cat photo—both with coordinating colored lids.

        Action Labs®.    Action Labs started in 1989 with a focus on men's and women's specialty supplements and diet and energy products. The Company acquired this brand late in fiscal 1998. The Action Labs brand has a stronger presence in the Eastern United States. The packaging of Action Labs products includes the distinctive Action Labs logo and brightly colored text.

        Thompson®.    Thompson started in 1932 and offers a complete supplement line of vitamins and minerals. The Company acquired Thompson in early 2000 and relaunched the brand in late 2000. Thompson offers a simple, high quality line of 200 products with "Everyday Value Pricing." Thompson's packaging includes highly-visible product names on bright, grape-colored labels. The Thompson logo is prominently displayed in a band of yellow, gold or green, depending on the product category.

        Montana Big Sky™.    Montana Big Sky began in 1982, originally based in Arlee, Montana. The Montana Big Sky™ brand includes various supplements derived from bee products. Montana Big Sky's brand packaging includes a glass bottle and metal lid.

        Body Gold®.    Body Gold was launched in 1999 by Natural Balance with a focus on products with wide appeal. The Body Gold packaging includes a distinctive red and blue foil trapezoid-shaped box.

        Healthway®.    Healthway, which began in 1958, was acquired in 1995 as part of the KAL acquisition. The goal of Healthway is to offer high quality products from around the world to the consumer.

        Arizona Health Foods™.    The Arizona Health Foods chain, which includes retail stores under the trade names Arizona Health Foods™ and Granola's™, also offers private label products under the same names. The first Arizona Health Foods store opened in 1968. Arizona Health Foods now includes 11 stores, a catalog and a website.

        Fresh Organics™.    Fresh Organics is a retail chain, which includes retail stores under the trade names The Real Food Company™, Thom's Natural Foods™ and Cornucopia Community Market™. The Fresh Organics chain also offers private label products under these same names. The Real Food Company's first store, as well as Thom's Natural Foods, opened in 1969. Cornucopia Community Market opened in 1977.

        Monarch Nutritional Laboratories™.    Monarch Nutritional Laboratories started in 1987 and offers an extensive line of branded minerals and custom blend products in bulk, encapsulated, tableted and bottled forms. Monarch sells a line of enhanced minerals under the CertiPure® trademark.

        Woodland Publishing™.    Woodland Publishing started in 1975 as one of the first publishers solely dedicated to the natural health field. Woodland Publishing introduces several new titles every year and currently has more than 200 titles in print; Woodland Publishing continues to be a pioneer in the field of natural health publications.

        The Company also acts as a distributor to the Healthy Foods Channel, as well as natural product distributors and retailers internationally, for certain third-party brands. These third-party brands currently include Ultimate Nutrition®, a line of sports and exercise supplements, Trout Lake Farm®, a line of bulk organic herbs and Aubrey Organics®, a line of natural hair, skin and body care products.

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

Marketing and Sales

        The Company believes that its marketing and sales efforts help to promote demand for its products by educating retailers, who in turn educate their customers, as to the quality and attributes of its natural nutritional supplements and other products. The Company's branded products are currently sold in the United States primarily in the Healthy Foods Channel. The Company believes that its products are attractive to retailers in the Healthy Foods Channel due to factors such as the strength of its brand names, the breadth of its product offerings, the quality and potency of its products and the availability of service, sales support and educational materials. The Company has developed an Internet site (http://www.nutraceutical.com) that provides information about the Company's portfolio of branded lines and the various products within the brand. The Company has included its Internet site here and elsewhere only as an inactive textual reference. The information contained on the Internet site is not incorporated by reference into this Form 10-K.

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

        Au Naturel, Inc. was formed in fiscal 1995 for the purpose of marketing and/or selling the Company's branded products internationally through various subsidiaries or branches (collectively "Au Naturel"). During fiscal 2003, Au Naturel marketed products to distributors and other customers in over 50 countries. Au Naturel markets domestic branded products as well as custom labeled versions of its domestic branded products; many of its products must meet the specific labeling requirements of the relevant foreign country. In most foreign markets, Au Naturel sells to local distributors. However, in certain foreign markets (including Canada, the United Kingdom and Japan), Au Naturel markets and sells its products directly to retailers.

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

        The Company manufactured over 80% of its branded products in fiscal 2004, based on net sales. By manufacturing the majority of its own products, the Company believes it maintains better control over product quality and availability while also reducing production costs. The Company's manufacturing operations are performed in its facilities located in the greater Ogden, Utah area. The Company also has a working relationship with numerous outside manufacturers, including certain softgel manufacturers, and packagers and utilizes these outside sources from time to time. Manufacturing backlogs, to the extent they may exist from time to time, do not have a material impact on delivery time to the customer. The Company has organized its manufacturing operations under a subsidiary company, NutraPure, Inc.

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

Materials and Suppliers

        The Company employs a purchasing staff that works with marketing, product development, formulations and quality control personnel to source raw materials for products as well as other items purchased by the Company. Raw materials are sourced principally from the United States, Europe and China. Raw materials used by the Company are available from a variety of suppliers and no one supplier accounted for more than 10% of the Company's total raw material purchases in fiscal 2004.

The Company seeks to mitigate the risk of the shortage of raw materials through its relationships with its principal suppliers, including identification of alternative suppliers for the same, or similar, raw materials where available. The Company also manufactures bulk branded products to allow more extensive vertical integration and to improve the quality and consistency of raw materials.

Government Regulation

        The formulation manufacturing, packaging, labeling, advertising, distribution and sale (hereafter, "sale" or "sold" may be used to signify all of these activities) of dietary supplements such as those sold by the Company are subject to regulation by one or more federal agencies, principally the Food and Drug Administration (the "FDA") and the Federal Trade Commission (the "FTC"), and to a lesser extent the Consumer Product Safety Commission, the United States Department of Agriculture and the Environmental Protection Agency. The Company's activities are also regulated by various governmental agencies for the states and localities in which the Company's products are sold, as well as by governmental agencies in certain countries outside the United States in which the Company's products are sold. Among other matters, regulation by the FDA and FTC is concerned with product safety and claims made with respect to a product's ability to provide health-related benefits.

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

        On February 11, 2004, the FDA issued a final rule, effective on April 12, 2004, banning the sale of dietary supplement products containing ephedrine alkaloids. As of April 12, 2004 and as of September 30, 2004, the Company did not sell any products which contain ephedrine alkaloids.

        The FDA has issued proposed regulations regarding GMPs for the dietary supplement industry. These proposed regulations contained many problematic provisions, including requirements for finished product testing. The Company and other participants in the industry submitted comments and the FDA has not yet finalized its proposed GMP regulations.

        On October 20, 2004, the FDA announced a new strategy initiative to enforce and implement DSHEA, including a public meeting held on November 15, 2004. The FDA has requested comments on its premarket notification program for new dietary ingredients (NDIs) from industry, consumers, and other interested members of the public concerning the content and format requirements for NDI notifications made under the Federal Food, Drug, and Cosmetic Act (the "Act") and the type, quantity, and quality of information that a notifier should provide in notifications under section 413(a)(2) of the Act. The FDA's October 20th announcement also outlined other potential strategy and enforcement initiatives.

        In November 2004, the FTC recently announced "Operation Big Fat Lie," a nation-wide law enforcement sweep against six companies making false weight-loss claims in advertisements. These cases are part of a coordinated effort by the FTC and the FDA to challenge what they consider to be unsubstantiated and unsafe weight loss products. Their efforts to date have focused on manufacturers and marketers as well as media outlets.

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

        The Company does not compete in the mass market retail channel of distribution with the exception of limited SKUs in the Body Gold® line acquired as part of the Natural Balance acquisition. Regardless, it is possible that as increasing numbers of companies sell nutritional supplement products and other natural products in the mass market channels (such as Leiner, Nature Made, NBTY, Weider and Hains Celestial), these product offerings may affect sales in the Healthy Foods Channel. The Company also competes with distributors that sell products to the Healthy Foods Channel as well as the mass market retail channel (such as Nature's Best, Select Nutrition, Tree of Life and United Natural Foods). In addition, several major pharmaceutical companies continue to offer nutritional supplement lines in the mass market, including American Home Products (Centrum) and Bayer (One-A-Day). Some of these nutritional supplements purport to use proprietary manufacturing techniques or delivery forms. Moreover, pharmaceutical companies offer prescription and over-the-counter products that are or may be competitive with nutritional supplements, particularly with regard to certain categories of products. Many of these companies have substantially greater financial and other resources than the Company. In that regard, although both the Natural Products Market and the VMS Market have been characterized historically by many relatively small participants, there can be no assurance that additional national or international companies (which may include additional pharmaceutical companies or additional suppliers to mass merchandisers) will not seek in the future to enter or to increase their presence.

Intellectual Property

        The Company owns more than 130 trademarks that have been registered with the United States Patent and Trademark Office and has filed applications to register additional trademarks. In addition, the Company claims domestic trademark and service mark rights in numerous additional marks used by the Company. The Company owns a number of trademark registrations in countries outside the United States. The Company regards its trademarks and other proprietary rights as valuable assets and believes they make a significant positive contribution to the marketing of its products.

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

        The Company owns four U.S. patents but generally does not seek patent protection for its products. The Company sells a number of products that include patented ingredients. It purchases these ingredients from parties that the Company believes have the right to manufacture and/or sell the same to the Company. However, there are a large number of patents that have been granted or applied for in the dietary supplement industry, and there may be an increased possibility that third parties will seek to compel the Company and its competitors to purchase their patented ingredients or file infringement actions. The cost of these patented ingredients is typically higher than the cost of non-patented ingredients.

        The Company is currently involved in various patent and trademark cases that have arisen in the normal course of business; see "Legal Proceedings.

Employees

        At September 30, 2004, the Company employed approximately 635 full-time and approximately 108 part-time employees. None of the Company's employees is represented by a collective bargaining unit. The Company believes that it has a good relationship with its employees.

Risk Factors

        In addition to the other information contained in this Form 10-K, the following factors should be considered in evaluating whether to buy, sell, or hold common stock of the Company ("Common Stock"):

        Risks Associated with Government Regulation.    The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of dietary supplements and other natural products such as those sold by the Company are subject to regulation by a number of federal, state, local, and foreign agencies, principally, the FDA and the FTC. Among other matters, such regulation is concerned with product safety and claims made with respect to a product's ability to provide health-related benefits. Such agencies have a variety of procedures and enforcement remedies available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labeling or advertising, requiring consumer redress (for example, requiring that a company offer to repurchase products previously sold to consumers), seeking injunctive relief or product seizures imposing civil penalties or commencing criminal prosecution. Federal and state agencies have in the past used these remedies in regulating participants in the VMS Industry and in the Natural Products Industry, including the imposition by federal agencies of civil penalties in the millions of dollars against a few industry participants. In addition, publicity related to dietary supplements may result in increased regulatory scrutiny of the VMS Industry and/or the Natural Products Industry. There can be no assurance that the regulatory environment in which the Company operates will not change or that such regulatory environment, or any specific action taken against the Company, will not result in a material adverse effect on the Company. Additional proceedings, issues and factors are outlined under "Business—Government Regulation," "Business—Risks Associated with Red Yeast Rice Products," and under "Legal Proceedings." There can be no assurance that a state will not interpret claims presumptively valid under federal law as illegal under that state's regulations, or that future FDA regulations or FTC decisions will not restrict the permissible scope of such claims. Additionally, there can be no assurance that such proceedings or investigations or any future proceedings or investigations will not have a material adverse effect on the Company.

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

        Risk of Limited Supply Sources; Dependence on Foreign Suppliers.    The Company believes that its continued success will depend upon the availability of raw materials that permit the Company to meet its labeling claims, quality control standards and desire for unique ingredients. Due to issues relating to quality or third-party intellectual property rights, a number of the Company's products contain one or more ingredients that may only be available from a single source or supplier. In addition, the supply of herbal products is subject to the same risks normally associated with agricultural production, such as climatic conditions, insect infestations and availability of manual labor or equipment for harvesting. Any significant delay in or disruption of the supply of raw materials could substantially increase the cost of such materials, could require product reformulations, the qualification of new suppliers and repackaging and could result in a substantial reduction or termination by the Company of its sales of certain products, any of which could have a material adverse effect upon the Company. Accordingly, there can be no assurance that the disruption of the Company's supply sources will not have a material adverse effect on the Company. Although the Company acquires the majority of its raw materials from domestic suppliers, the ingredients of a number of the Company's products include one or more ingredients that originate outside of the United States. The Company's business is therefore subject to the risks generally associated with doing business outside the United States, such as delays in shipments, embargoes, changes in economic and political conditions, tariffs, foreign exchange rates, trade disputes, import/export restrictions, delays, rejections and a general increase in customs and security inspections. The Company's business is also subject to the risks associated with the enactment of United States and foreign legislation and regulations relating to imports and exports, including quotas, duties, taxes or other charges or restrictions that could be imposed upon the importation of products into the United States. See "Business—Materials and Suppliers." These factors could result in a delay in or disruption of the supply of certain raw materials and could have the consequences described above, any of which could have a material adverse effect on the Company.

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

        Risks Associated with Products Containing Ephedra.    Until April 2004, two of the Company's products contained the whole herb "ma huang" (also known as ephedra) and the Company previously carried additional products that contained ephedra and ephedra extracts. Ephedra has been the subject of adverse publicity in the United States and other countries relating to alleged harmful or adverse effects. Effective April 12, 2004, the FDA banned the sale of dietary supplements containing ephedrine alkaloids, The Company's current liability insurance policy excludes claims arising from products containing ephedra. Claims not covered by insurance, or in excess of policy limits, could have a material adverse effect on the Company. In addition, one or more large punitive damage awards, which are generally not covered by insurance, could have a material adverse effect on the Company. There can be no assurance that the Company will not be a defendant in future additional product liability claims or lawsuits related to products containing ephedra or ephedra extracts. Further, the costs of defense and amount of such claims or any resulting awards or judgments could have a material adverse effect on the Company. See "Business—Risks Associated with Government Regulation," "Business—Risks Associated with Insurance Coverage," "Business—Potential Adverse Product Publicity," and "Business—Government Regulation."

        Risks Associated with Products Containing Kava.    Until 2002, a number of the Company's products contained the herb "Piper methysticum" (also known as kava). Following completion of the Natural Balance acquisition in June 2004, the Company began offering three products that contain kava. Kava has been the subject of adverse publicity in the United States and other countries relating to alleged harmful effects. See "Business—Potential Adverse Product Publicity." The Company has a separate liability insurance policy to cover its three Natural Balance products that contain kava, but its current third-party general liability insurance policy excludes claims arising from products containing kava. Claims not covered by insurance, or in excess of policy limits, could have a material adverse effect on the Company. In addition, one or more large punitive damage awards, which are generally not covered by insurance, could have a material adverse effect on the Company. There can be no assurance that the Company will not be a defendant in future additional product liability claims or lawsuits related to products containing kava. Further, the costs of defense and amount of such claims or any resulting awards or judgments could have a material adverse effect on the Company. See "Business—Risks Associated with Government Regulation," "Business—Risks Associated with Insurance Coverage" and "Business—Government Regulation."

        Risks Associated with Insurance Coverage.    The Company carries insurance coverage in the types and amounts that management considers reasonably adequate to cover the risks it faces in the industry in which it competes. However, there can be no assurance that the Company's financial resources and insurance coverage will be adequate to cover all losses which the Company may incur in future periods or that coverage will be available for all of the types of claims the Company faces or may face: for example, punitive damages are not insurable in many states. Additionally, there can be no assurance that such insurance will continue to be available at a reasonable cost. Except for its three Natural Balance products that contain kava, the Company's current third-party liability policies exclude claims related to products containing ephedra or kava, as well as additional ingredients. The Company has established a captive insurance subsidiary to provide coverage for certain of the Company's product liability risks. However, there can be no assurance that the insurance coverage available as a result of policies issued by this captive will prove to be sufficient. Among other things, its capitalization and income from premiums paid, both of which are contributed by the Company, could be inadequate to cover a claim, particularly a material claim that arises in the first few years of its operations. Additionally, there can be no assurance that the Company will not be subject to lawsuits with respect to its products containing excluded ingredients. If insurance coverage is inadequate or unavailable or premium costs continue to rise, the Company may face additional claims not covered by insurance, and claims that exceed coverage limits or that are not covered could have a material adverse effect on the Company. See "Business—Risks Associated with Products Containing Ephedra," "Business—Risks Associated with Products Containing Kava," "Legal Proceedings," and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Captive Insurance Company."

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

        Risks Associated with Third-Party Intellectual Property Rights and Proprietary Techniques.    Although the nutritional supplement industry has historically been characterized by products with naturally occurring ingredients in pill or tablet form, recently it is becoming more and more common for suppliers and competitors to apply for patents or develop proprietary technologies and processes. Although the Company seeks to ensure that it does not infringe the intellectual property rights of others, there can be no assurance that third parties will not assert intellectual property infringement claims against the Company. To the extent that these developments prevent the Company from offering or supplying competitive products or ingredients in the marketplace, or result in litigation or threatened litigation against the Company related to alleged or actual infringement of third-party rights, these developments could have a material adverse effect on the Company. See "Business—Intellectual Property" and "Legal Proceedings".

        Risks Associated with Litigation.    The Company is party to a number of lawsuits that arise in the normal course of business and may become party to others. The possibility of such litigation, and its timing, is in large part outside the control of the Company. While none of the current lawsuits in which the Company is involved are reasonably estimable to be material as of the date of this filing, it is possible that future litigation could arise, or developments could occur in existing litigation, that could give rise to the potential for material adverse effects on the Company. See "Legal Proceedings."

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

Item 2.    Properties.

        The following table describes the principal properties of the Company as of November 22, 2004:

Purpose	Location	Square Footage
Rapid Response Center ("RRC")(1)	Ogden, Utah	315,000
Transitional storage	Ogden, Utah	42,836
Transitional warehouse(2)	Castle Rock, Colorado	33,404
Health food stores	Phoenix, Arizona	32,731
New executive, marketing and sales offices (under remodel)(3)	Park City, Utah	31,340
Brand manufacturing(3)	Ogden, Utah	31,230
Neighborhood natural food markets	San Francisco, California	24,850
Bulk manufacturing	Ogden, Utah	20,800
Marketing and sales offices	Park City, Utah	10,446
Transitional offices	Castle Rock, Colorado	7,200
Executive offices	Park City, Utah	6,103
Powder and liquid manufacturing	Ogden, Utah	5,000
Woodland Publishing	Orem, Utah	2,100
Research, development and quality control	Ogden, Utah	1,813
Transitional offices	Larkspur, California	1,654
United Kingdom marketing and sales offices	Brighton, United Kingdom	715

(1)
The RRC is the central facility where the Company is, and has been, consolidating operations. RRC currently includes raw materials, manufacturing, packaging, distribution and offices.

(2)
The lease for this transitional warehouse expires in February 2005.

(3)
These two properties are owned by the Company. The Company leases all other properties identified above.

Item 3.    Legal Proceedings.

        As discussed in other filings and elsewhere in this Form 10-K, the Company is subject to regulation by a number of federal, state and foreign agencies and is involved in various legal matters arising in the normal course of business.

        The Company carries insurance coverage in the types and amounts that management considers reasonably adequate to cover the risks it faces in the industry in which it competes. However, except for its three Natural Balance products that contain kava, the Company's current third-party liability policies exclude claims related to products containing ephedra or kava, as well as a limited number of certain other ingredients, and contain other exclusions or limitations. See "Business—Risks Associated with Products Containing Ephedra," "Business—Risks Associated with Products Containing Kava," and "Business—Risks Associated with Insurance Coverage," and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Captive Insurance Company."

        In the opinion of management, the Company's liability, if any, arising from individual regulatory and legal proceedings in which it is involved is not expected to have a material adverse effect on the Company. However, the aggregate liability of the Company potentially arising from regulatory and legal proceedings related to these matters could have a material adverse effect on the Company' financial position, results of operations or cash flows. In the opinion of management, the outcomes of legal matters in which the Company is presently involved are not probable and reasonably estimable.

Item 4.    Submission of Matters to a Vote of Security-Holders.

        None.

Item 4A.    Executive Officers of the Registrant.

        The following table sets forth certain information concerning the executive officers of Nutraceutical International Corporation:

Name	Age	Position
Frank W. Gay II	59	Director, Chairman of the Board and Chief Executive Officer
Bruce R. Hough	50	President
Jeffrey A. Hinrichs	47	Director, Executive Vice President, Chief Operating Officer and Secretary
Gary M. Hume	55	Executive Vice President
Leslie M. Brown, Jr.	40	Senior Vice President, Finance, Chief Financial Officer and Assistant Secretary
Stanley E. Soper	41	Vice President, Legal Affairs and Assistant Secretary
Cory J. McQueen	35	Vice President and Controller

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

PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters.

Market Information

        The Company's Common Stock is traded on the Nasdaq National Market (the "NNM") under the symbol "NUTR." The Common Stock commenced trading on NNM on February 20, 1998 upon completion of its initial public offering (the "Offering"). The following table sets forth the high and low closing prices per share for the Common Stock:

	High	Low
2002:
First Quarter	$5.25	$3.15
Second Quarter	6.00	5.15
Third Quarter	7.56	5.62
Fourth Quarter	8.55	5.60
2003:
First Quarter	11.49	7.31
Second Quarter	12.64	6.44
Third Quarter	10.75	7.50
Fourth Quarter	13.90	9.57
2004:
First Quarter	13.24	10.36
Second Quarter	21.64	10.99
Third Quarter	26.76	20.54
Fourth Quarter	21.92	13.00
2005:
First Quarter (through November 22, 2004)	16.80	13.95

Holders

        As of the close of business on November 22, 2004, there were 197 holders of record of Common Stock. The Company believes that it has a larger number of beneficial holders of Common Stock. A recently reported last sale price of the Common Stock on the NNM is set forth on the cover page of this report.

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

	Year Ended September 30,
	2000	2001	2002	2003	2004
	(dollars in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$106,813	$103,580	$110,888	$124,513	$140,755
Cost of sales	55,658	52,243	53,971	60,407	66,779

Gross profit	51,155	51,337	56,917	64,106	73,976
Operating expenses:
Selling, general and administrative	37,178	35,411	38,224	42,916	50,786
Amortization of intangible assets	1,735	1,768	—	133	374

Income from operations	12,242	14,158	18,693	21,057	22,816
Interest and other (income)/expense, net	3,060	2,665	(1,106) (1)	627	810

Income before provision for income taxes	9,182	11,493	19,799	20,430	22,006
Provision for income taxes	3,581	4,482	7,425	7,763	8,472

Income before change in accounting principle	5,601	7,011	12,374	12,667	13,534
Cumulative effect of change in accounting principle, net of tax benefit of $16,454, related to adoption of goodwill impairment standard	—	—	(35,311)	—	—

Net income (loss)	$5,601	$7,011	$(22,937)	$12,667	$13,534

Income before change in accounting principle per common share:
Basic	$0.49	$0.64	$1.11	$1.13	$1.19
Diluted	$0.46	$0.64	$1.09	$1.09	$1.15
Net income (loss) per common share:
Basic	$0.49	$0.64	$(2.07)	$1.13	$1.19
Diluted	$0.46	$0.64	$(2.03)	$1.09	$1.15
Weighted average shares outstanding:
Basic	11,509,168	10,963,282	11,111,993	11,179,964	11,359,734
Diluted	12,204,945	10,972,398	11,329,026	11,586,344	11,816,378
Other Financial Data:
EBITDA	$18,307	$20,350	$22,861	$24,998	$27,102
Capital expenditures (excluding acquisitions)	6,552	5,300	4,433	3,249	5,384
Cash flows provided by (used in):
Operating activities	15,604	15,958	23,102	22,034	21,527
Investing activities	(8,953)	(5,300)	(10,525)	(18,617)	(15,063)
Financing activities	(5,742)	(10,364)	(13,396)	(2,512)	(6,538)
Balance Sheet Data (at period end):
Cash	$1,773	$2,074	$1,257	$2,196	$2,134
Working capital	27,714	25,852	20,458	22,263	26,455
Total assets	108,329	104,099	67,552	81,783	93,387
Total debt	38,022	27,500	14,500	12,500	6,500
Stockholders' equity	57,944	65,189	42,807	55,102	71,599

(1)
During the year ended September 30, 2002, the Company recorded other income of $2,896 ($1,810 after tax), or $0.16 per share as diluted earnings after tax, for payments received in settlement of price-fixing litigation to which the Company was a plaintiff.

        "EBITDA" is defined herein as income before change in accounting principle plus provision for income taxes, net interest and other (income)/expense, depreciation and amortization. Management believes that EBITDA, as presented, represents a useful measure for assessing the performance of the Company's ongoing operating activities as it reflects the earnings trends of the Company. Targets and trends in EBITDA are used as a measure for determining management's performance compensation and are also used by the Company's creditors in assessing debt covenant compliance. The Company understands that while EBITDA is used by analysts in the evaluation of nutritional supplement companies, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. EBITDA is not intended as an alternative to cash flows from operating activities, as a measure of liquidity or as an alternative to net income as an indicator of the Company's operating performance or any other measure of performance in accordance with generally accepted accounting principles. The following table sets forth a reconciliation of income before change in accounting principle to EBITDA for each period included herein:

	Year Ended September 30,
	2000	2001	2002	2003	2004
	(dollars in thousands)
Income before change in accounting principle	$5,601	$7,011	$12,374	$12,667	$13,534
Provision for income taxes	3,581	4,482	7,425	7,763	8,472
Interest and other (income)/expense, net(1)(2)	3,060	2,665	(1,106)	627	810
Depreciation and amortization(3)	6,065	6,192	4,168	3,941	4,286

EBITDA	$18,307	$20,350	$22,861	$24,998	$27,102

Percentage of net sales	17.1%	19.6%	20.6%	20.1%	19.3%

(1)
Includes amortization of deferred financing fees and losses associated with fixed asset disposals.

(2)
Includes other income of $2,896 for the year ended September 30, 2002 for payments received in settlement of price-fixing litigation to which the Company was a plaintiff.

(3)
Includes non-recurring amortization of $63 for the year ended September 30, 2002 for inventory write-up related to certain acquisitions.

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

        The Company sells its branded products under the trademarks Solaray®, KAL®, Nature's Life®, Natural Balance®, NaturalMax®, VegLife®, Premier One®, Sunny Green®, Natural Sport®, FunFresh Foods™, ActiPet®, Action Labs®, Thompson®, Montana Big Sky™, and Body Gold®. The Company also sells branded bulk products and custom blends under the trademark Monarch Nutritional Laboratories™. Under the name Woodland Publishing™, the Company publishes, prints and markets a line of books and booklets to, among others, book distributors, national retail bookstores and health and natural food stores. The Company's neighborhood natural food markets operate under the trade names The Real Food Company™, Thom's Natural Foods™ and Cornucopia Community Market™ and its health food stores operate under the trade names Arizona Health Foods™ and Granola's™. The Company also distributes the branded products of certain third parties.

        The Company manufactures and/or distributes one of the broadest branded product lines in the industry with over 3,000 SKUs, including over 650 SKUs exclusively sold internationally. The Company believes that as a result of its emphasis on innovation, quality, loyalty, education and customer service, the Company's brands are widely recognized in health and natural food stores and among their customers.

        The Company was formed in 1993 by senior management and Bain Capital to effect a consolidation strategy in the fragmented VMS Industry. Since its formation, the Company has completed the following acquisitions: Solaray, Premier One, KAL, Monarch, Action Labs, NutraForce Canada, Woodland Publishing, Thompson, Fresh Organics, Nature's Life, Arizona Health Foods, Natural Balance and Montana Naturals. As a result of these acquisitions, internal growth and cost management, between 1993 and 2004, the Company experienced growth in net sales and operating profitability. Management believes that the Company is well positioned to continue to capitalize on the consolidation the Company believes is occurring in the VMS Industry.

Significant Accounting Policies

        The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Estimates included values and lives assigned to acquired intangible assets, reserves for customer returns and allowances, uncollectible accounts receivable and slow moving, obsolete and/or damaged inventories. The Company's other significant accounting policies include, but are not limited to:

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

Results of Operations

        The following table sets forth certain Consolidated Statements of Operations data as a percentage of net sales for the periods indicated:

	Year Ended September 30,
	2002	2003	2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	48.7	48.5	47.4

Gross profit	51.3	51.5	52.6
Selling, general and administrative	34.4	34.5	36.1
Amortization of intangibles	—	0.1	0.3

Income from operations	16.9	16.9	16.2
Interest and other (income)/expense, net	(1.0)	0.5	0.6

Income before provision for income taxes	17.9	16.4	15.6
Provision for income taxes	6.7	6.2	6.0

Income before change in accounting principle	11.2	10.2	9.6
Cumulative effect of change in accounting principle, net of tax benefit of 14.8%, related to adoption of goodwill impairment standard	(31.9)	—	—

Net income (loss)	(20.7)%	10.2%	9.6%

Comparison of Fiscal 2004 to Fiscal 2003

        Net Sales.    Net sales increased by $16.3 million, or 13.0%, to $140.8 million for fiscal 2004 from $124.5 million for fiscal 2003. Net sales of branded products increased by $14.2 million, or 13.7%, to $118.1 million for fiscal 2004 from $103.9 million for fiscal 2003. The increase in net sales of branded products was primarily related to the integration of the June 13, 2003 acquisition of the Nature's Life® brand and, to a lesser extent, the integration of the fiscal 2004 third quarter acquisitions of the Natural Balance® and Montana Big Sky™ brands, as well as increased sales of the Company's core branded products. Other net sales increased by $2.1 million, or 9.7%, to $22.7 million for fiscal 2004 from $20.6 million for fiscal 2003. This increase was primarily the result of the fiscal 2003 acquisition of Arizona Health Foods, Inc., which was completed on June 30, 2003, partially offset by the closure for remodeling of one of the Company's neighborhood natural food markets.

        Gross Profit.    Gross profit increased by $9.9 million, or 15.4%, to $74.0 million for fiscal 2004 from $64.1 million for fiscal 2003. This increase in gross profit was primarily attributable to the increase in net sales. As a percentage of net sales, gross profit increased to 52.6% for fiscal 2004 from 51.5% for fiscal 2003. This increase in gross profit as a percentage of net sales was primarily attributable to modest improvements in inventory management, manufacturing costs, raw material pricing, as well as some changes in sales mix.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $7.9 million, or 18.3%, to $50.8 million for fiscal 2004 from $42.9 million for fiscal 2003. As a percentage of net sales, selling, general and administrative expenses increased to 36.1% for fiscal 2004 from 34.5% for fiscal 2003. This increase in selling, general and administrative expenses was primarily attributable to the fiscal 2003 and 2004 acquisitions. Additionally, increased costs associated with shipping, insurance, legal and corporate governance impacted the Company in fiscal 2004.

        Amortization of Intangibles.    Amortization of intangibles was $0.4 million for fiscal 2004 compared to $0.1 million for fiscal 2003 and was primarily related to intangible assets subject to amortization, which were recorded in connection with the fiscal 2003 and fiscal 2004 acquisitions.

        Interest and Other (Income)/Expense, Net.    Net interest and other (income)/expense was $0.8 million for fiscal 2004 compared to $0.6 million for fiscal 2003 and primarily consisted of interest expense on indebtedness under the Company's revolving credit facility and losses associated with fixed asset disposals.

        Provision for Income Taxes.    The Company's effective tax rate was 38.5% for fiscal 2004 and 38.0% for fiscal 2003. This increase in the Company's effective tax rate was primarily due to an increase in the Company's marginal federal income tax rate. In each fiscal year, the effective tax rate is higher than statutory rates primarily due to state taxes.

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

        Provision for Income Taxes.    The Company's effective tax rate was 38.0% for fiscal 2003 and 37.5% for fiscal 2002. This increase in the Company's effective tax rate was primarily due to an increase in the

Company's marginal federal income tax rate. In each fiscal year, the effective tax rate is higher than statutory rates primarily due to state taxes.

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

Selected Quarterly Financial Data; Seasonality

        The following table sets forth certain quarterly financial data for fiscal 2003 and 2004. This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflects all normally recurring adjustments necessary for fair presentation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal 2003				Fiscal 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands, except per share data: unaudited)
Net sales	$28,901	$30,586	$29,690	$35,336	$33,187	$37,640	$33,787	$36,141
Gross profit	14,819	15,905	15,485	17,897	17,016	20,010	17,803	19,147
Net income	2,626	3,519	3,202	3,320	3,168	4,161	2,909	3,296
Net income per common share:
Basic	$0.23	$0.31	$0.29	$0.30	$0.28	$0.37	$0.25	$0.29
Diluted	$0.23	$0.30	$0.28	$0.29	$0.27	$0.35	$0.24	$0.28

        The Company believes that its business is characterized by minor seasonality. However, sales to any particular customer can vary substantially from one quarter to the next based on such factors as industry trends, timing of promotional discounts, international economic conditions and acquisition-related activities. Excluding the effect of acquisitions, the Company historically has recorded higher branded products sales volume during the second fiscal quarter due to increased interest in health-related products among consumers following the holiday season. The fiscal 2003 acquisitions were completed during the third quarter and the fiscal 2004 acquisitions were completed during the third and fourth quarters.

Liquidity and Capital Resources

        As of September 30, 2004, the Company had cash of $2.1 million. Net cash provided by operating activities was $21.5 million, $22.0 million, and $23.1 million for the years ended September 30, 2004, 2003 and 2002, respectively. The decrease in net cash provided by operating activities in fiscal 2004 was primarily attributable to decreases in cash provided by inventories, prepaid expenses and other current assets and deferred income taxes, partially offset by increases in cash provided by the tax benefit of stock option exercises, net income and accounts receivable.

        Net cash used in investing activities was $15.1 million, $18.6 million, and $10.5 million for the years ended September 30, 2004, 2003 and 2002, respectively. The Company's investing activities consist primarily of capital expenditures and acquisitions. Capital expenditures during the years ended September 30, 2004, 2003 and 2002 related primarily to manufacturing and distribution equipment, building improvements related to the RRC facility consolidation and, to a lesser extent, information systems. In addition to capital expenditures of $5.4 million during fiscal 2004, the Company acquired Natural Balance, Montana Naturals and Cornucopia Community Market, Inc. for an aggregate of

$9.8 million. The Company intends to finance anticipated capital expenditures through internally generated cash flow and, if necessary, through funds provided under its credit agreement.

        Net cash used in financing activities was $6.5 million, $2.5 million and $13.4 million for the years ended September 30, 2004, 2003 and 2002, respectively. The Company's financing activities consist primarily of borrowings and repayments under the Company's credit agreement related to operating needs and the issuance and purchase of common stock.

        On January 28, 2002, the Company entered into a five-year, sixty-million-dollar reducing revolving credit facility (the "New Credit Agreement"). Initial borrowings of $23.5 million under the New Credit Agreement were used to repay the Company's $23.5 million outstanding balance owed under its prior credit agreement, which was scheduled to mature in January 2003. The Company deferred certain debt issuance costs, including bank, legal, accounting and other fees, related to this New Credit Agreement. These costs, which totaled $914 thousand in aggregate, were capitalized as deferred financing fees in the Company's Consolidated Financial Statements.

        At September 30, 2004, the Company had available revolving credit borrowings of $56.25 million dollars under the New Credit Agreement, of which $6.5 million was outstanding. The available credit borrowings are reduced quarterly by $1.25 million with the next reduction occurring in December 2004. Borrowings under the New Credit Agreement are collateralized by substantially all assets of the Company and bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At September 30, 2004, the applicable weighted-average interest rate for borrowings was 3.09%. The Company is also required to pay a variable quarterly fee on the unused balance under the New Credit Agreement. At September 30, 2004, the applicable rate was 0.25%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The New Credit Agreement matures on January 28, 2007, and the Company is required to repay all principal and interest outstanding under the New Credit Agreement on such date.

        The New Credit Agreement contains restrictive covenants, including restrictions on incurring other indebtedness, limitations on capital expenditures and requirements that the Company maintain certain financial ratios. As of September 30, 2004, the Company was in compliance with these restrictive covenants. Upon the occurrence of a default or an event of default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring the Company to repay all amounts outstanding under the New Credit Agreement.

        A key component of the Company's business strategy is to seek to make additional acquisitions, which may require that the Company obtain additional financing, which could include the occurrence of substantial additional indebtedness. The Company believes that borrowings under the New Credit Agreement or a replacement credit facility, together with cash flows from operations, will be sufficient to make required payments under the New Credit Agreement or any such replacement facility, and to make anticipated capital expenditures and fund working capital needs for fiscal 2005.

        On November 18, 2004, the Company acquired substantially all of the operating assets of Pilgrim's Natureway LLC, a chain of health food stores in the Seattle, Washington area, for approximately $2.0 million in cash.

        The Company's significant non-cancelable future operating lease obligations as of September 30, 2004 are as follows (dollars in thousands):

Year Ending September 30,	Minimum Lease Payments
2005	$1,496
2006	727
2007	610
2008	247
2009	161
Thereafter	150

$3,391

Captive Insurance Company

        Due to increases in the number of product ingredients excluded from existing third-party insurance policies as well as potential increases in coverage costs, the Company has established and provided initial funding for a wholly-owned captive insurance subsidiary, American Nutritional Casualty Insurance, Inc., in Hawaii. This entity may provide coverage for certain of the Company's product liability risks, depending on the availability, pricing and terms of coverage from the traditional insurance market. The Company intends to fund this captive insurance subsidiary with capital contributions, and pay premiums, based on actuarial estimates and input, with the objective to cover probable and reasonably estimable liabilities related to product liability claims insured by it based on the Company's history of such claims. However, there can be no assurance that these amounts will prove to be sufficient.

New Accounting Standards

        The Company periodically reviews new accounting standards that are issued from time to time. Although some of these accounting standards may be applicable to the Company, the Company has not identified any such standards that it believes merit further discussion, and the Company expects that none would have a significant impact on its consolidated financial statements.

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

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk.

        Borrowings under the Credit Agreement bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At September 30, 2004, the applicable weighted average interest rate for borrowings was 3.09% and the Company had total borrowings outstanding of $6.5 million. To date, the Company has not obtained interest rate protection with respect to these borrowings.

        With respect to its international operations, the Company is subject to currency fluctuations; however, the Company does not believe that these fluctuations would have a material adverse impact on the Company's financial position. To date, the Company has not hedged any of its potential foreign currency exposures.

Item 8.    Financial Statements and Supplementary Data.

        The information required by Item 8 is set forth on pages F-1 through F-21 of this Form 10-K. The supplementary financial information required by Item 302 of Regulation S-K is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Selected Quarterly Financial Data; Seasonality."

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        Evaluation of Disclosure Controls and Procedures.    The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's chief executive officer and its chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of the end of the period for the annual report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective for recording, processing, summarizing and reporting, within the time periods specified in the SEC's rules and forms, the information required to be disclosed in the reports filed by the Company under the Exchange Act.

        In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. The Company's management, including the chief executive officer and chief financial officer, does not expect that the Company's disclosure controls or internal controls over financial reporting will prevent all errors or instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

        Changes in Internal Controls.    Management, with the participation of the chief executive and chief financial officer, has evaluated any changes in the Company's internal control over financial reporting that occurred during the most recent fiscal year and conclude that here have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date or that have material affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting

PART III

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

Code of Ethics

        The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. This Code of Ethics applies to all directors, officers and employees of the Company. The Code of Ethics is available on the Company's website: www.nutraceutical.com. Additionally, the Company will provide to any person, without charge, upon request, a copy of such Code of Ethics. A person may request a copy by writing to Nutraceutical International Corporation, Attn.: Investor Relations, 1500 Kearns Boulevard, Suite B-200, Park City, Utah 84060 or telephoning the Company at (435) 655-6106.

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

Item 14.    Principal Accounting Fees and Services.

        Information concerning principal accountant fees and services appears in the Proxy Statement under the heading "Fees Paid to PricewaterhouseCoopers LLP" and is incorporated herein by reference.

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

  3.
  Schedule to Consolidated Financial Statements

      Schedule II—Valuation and Qualifying Accounts

    4.
    Reports on Form 8-K

      The following reports were filed on Form 8-K during the last quarter of the period covered by this report:

      On July 29, 2004, the Company reported sales and income results for the fiscal 2004 third quarter and nine months ended June 30, 2004.

      On October 22, 2004, the Company announced that it has entered into a purchase and sale agreement to acquire substantially all of the operating assets of Pilgrim's Natureway, LLC.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of December 2004.

NUTRACEUTICAL INTERNATIONAL CORPORATION
By:	/s/ FRANK W. GAY II Frank W. Gay II Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 3rd day of December 2004.

Signature	Capacity

/s/ FRANK W. GAY II Frank W. Gay II	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ JEFFREY A. HINRICHS Jeffrey A. Hinrichs	Director, Executive Vice President, Chief Operating Officer and Secretary
/s/ LESLIE M. BROWN, JR. Leslie M. Brown, Jr.	Senior Vice President, Finance, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)
/s/ MICHAEL D. BURKE Michael D. Burke	Director
/s/ JAMES D. STICE James D. Stice	Director
/s/ J. STEVEN YOUNG J. Steven Young	Director
/s/ GREGORY M. BENSON Gregory M. Benson	Director
/s/ J. KIMO ESPLIN J. Kimo Esplin	Director

EXHIBIT INDEX

Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Form of By-laws of the Company(1)
4.1	Form of certificate representing Common Stock(1)
4.2	Amended and Restated Registration Agreement dated as of January 31, 1995 among the Company and certain of its stockholders(1)
10.1	Nutraceutical International Corporation 1998 Stock Incentive Plan(1)
10.2	Nutraceutical International Corporation 1998 Non-Employee Director Stock Option Plan(1)
10.3	Nutraceutical International Corporation Employee Stock Discount Purchase Plan(1)
10.4	Transaction Services Agreement between the Company and Bain Capital(1)
10.5	Consultant Stock Agreement dated as of October 28, 1993 between the Company and Bruce R. Hough(1)
10.6	Executive Stock Agreement dated as of October 28, 1993 between the Company and Jeffrey A. Hinrichs(1)
10.7	Stock Option Agreement dated as of November 15, 1994 between the Company and Jeffrey A. Hinrichs(1)
10.8	Stock Option Agreement dated as of November 15, 1994 between the Company and Bruce R. Hough(1)
10.9	Stock Option Agreement dated as of November 15, 1994 between the Company and Frank W. Gay II(1)
10.10	Credit Agreement dated as of January 28, 2002 among the Company and its lenders(2)
10.11	1995 Stock Option Plan(3)
10.12
Warrants dated October 28, 1993 issued by the Company to Heller Financial, Inc. for the right to purchase 12,994.35 shares of Class A Non-Voting Common Stock and 116,949.15 shares of Non-Voting Common Stock(1)
10.13	First Amendment to Warrants dated as of October 31, 1994 between the Company and Heller(1)
10.14	Second Amendment to Warrants dated as of January 31, 1995 between the Company and Heller(1)
11.1	Computation of earnings per share
The information required by Exhibit 11.1 is set forth on page F-4 of this Form 10-K.
21.1	Subsidiaries of the Company(4)
23.1	Consent of PricewaterhouseCoopers LLP(4)
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)

(1)
Incorporated herein by reference to the applicable exhibit to the Company's Registration Statement on Form S-1/A, Registration No. 333-41909.

(2)
Filed as an exhibit to the Company's Form 10-Q for the first quarter ended December 31, 2001 and incorporated herein by reference.

(3)
Filed as an exhibit to the Company's Form 10-K for the fiscal year ended September 30, 2003 and incorporated herein by reference.

(4)
Filed herewith.

Nutraceutical International Corporation
Index to Consolidated Financial Statements

Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at September 30, 2003 and 2004
Consolidated Statements of Operations for the years ended September 30, 2002, 2003 and 2004
Consolidated Statements of Cash Flows for the years ended September 30, 2002, 2003 and 2004
Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended September 30, 2002, 2003 and 2004
Notes to Consolidated Financial Statements
Schedule to Consolidated Financial Statements:
For the years ended September 30, 2002, 2003 and 2004 Schedule II—Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Nutraceutical International Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Nutraceutical International Corporation and its subsidiaries at September 30, 2003 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Salt Lake City, Utah
November 29, 2004

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	September 30,
	2003	2004
Assets
Current assets:
Cash	$2,196	$2,134
Accounts receivable, net	10,514	10,567
Inventories, net	20,054	24,058
Prepaid expenses and other current assets	2,040	3,372
Deferred income taxes	1,190	1,118

Total current assets	35,994	41,249
Property, plant and equipment, net	21,148	22,657
Goodwill	10,083	14,108
Intangible assets, net	4,386	7,055
Deferred income taxes, net	9,165	7,522
Other non-current assets, net	1,007	796

Total assets	$81,783	$93,387

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,530	$9,844
Accrued expenses	5,201	4,950

Total current liabilities	13,731	14,794
Long-term debt	12,500	6,500
Other non-current liabilities	450	494

Total liabilities	26,681	21,788

Commitments and contingencies (Notes 10, 14 and 18)
Stockholders' equity:
Common Stock, $0.01 par value, 50,000,000 shares authorized; 11,326,685 shares issued and 11,169,560 shares outstanding at September 30, 2003; 11,879,119 shares issued and 11,484,278 shares outstanding at September 30, 2004	113	119
Additional paid-in capital	39,431	45,530
Retained earnings	16,846	30,380
Accumulated other comprehensive income	139	173
Treasury stock at cost, 157,125 shares at September 30, 2003 and 394,841 shares at September 30, 2004	(1,427)	(4,603)

Total stockholders' equity	55,102	71,599

Total liabilities and stockholders' equity	$81,783	$93,387

The accompanying notes are an integral part of these consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	Years ended September 30,
	2002	2003	2004
Net sales	$110,888	$124,513	$140,755
Cost of sales	53,971	60,407	66,779

Gross profit	56,917	64,106	73,976

Operating expenses:
Selling, general and administrative	38,224	42,916	50,786
Amortization of intangible assets	—	133	374

	38,224	43,049	51,160

Income from operations	18,693	21,057	22,816
Interest and other (income)/expense, net	(1,106)	627	810

Income before provision for income taxes	19,799	20,430	22,006
Provision for income taxes	7,425	7,763	8,472

Income before change in accounting principle	12,374	12,667	13,534
Cumulative effect of change in accounting principle, net of tax benefit of $16,454, related to adoption of goodwill impairment standard	(35,311)	—	—

Net income (loss)	$(22,937)	$12,667	$13,534

Income before change in accounting principle per common share:
Basic	$1.11	$1.13	$1.19
Diluted	1.09	1.09	1.15
Cumulative effect of change in accounting principle per common share:
Basic	$(3.18)	$—	$—
Diluted	(3.12)	—	—
Net income (loss) per common share:
Basic	$(2.07)	$1.13	$1.19
Diluted	(2.03)	1.09	1.15
Weighted average common shares outstanding:
Basic	11,111,993	11,179,964	11,359,734
Dilutive effect of stock options and warrants	217,033	406,380	456,644

Diluted	11,329,026	11,586,344	11,816,378

The accompanying notes are an integral part of these consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years ended September 30,
	2002	2003	2004
Cash flows from operating activities:
Net income (loss)	$(22,937)	$12,667	$13,534
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,168	3,941	4,286
Amortization of deferred financing fees	464	182	182
Losses on disposals of property and equipment	14	15	87
Deferred income taxes	1,051	2,442	1,802
Tax benefit from stock option exercises	—	63	3,242
Cumulative effect of change in accounting principle, net of tax benefit of $16,454, related to adoption of goodwill impairment standard	35,311	—	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	380	508	813
Inventories, net	3,006	1,214	(2,626)
Prepaid expenses and other current assets	(545)	(243)	(1,259)
Other non-current assets, net	(83)	(73)	6
Accounts payable	1,191	1,520	1,314
Accrued expenses	1,082	(202)	(123)
Other non-current liabilties	—	—	269

Net cash provided by operating activities	23,102	22,034	21,527

Cash flows from investing activities:
Payments on non-compete agreements	—	(325)	—
Purchases of notes receivable	(3,050)	—	—
Purchases of property and equipment	(4,433)	(3,249)	(5,384)
Acquisitions of businesses, net of cash acquired	(3,042)	(15,043)	(9,679)

Net cash used in investing activities	(10,525)	(18,617)	(15,063)

Cash flows from financing activities:
Payments on other non-current liabilities	—	—	(225)
Proceeds from long-term debt	26,500	13,500	9,000
Payments on long-term debt	(39,500)	(15,500)	(15,000)
Payments of deferred financing fees	(914)	—	—
Proceeds from issuances of common stock	518	915	2,863
Purchases of common stock for treasury	—	(1,427)	(3,176)

Net cash used in financing activities	(13,396)	(2,512)	(6,538)

Effect of exchange rate changes on cash	2	34	12

Net increase (decrease) in cash	(817)	939	(62)
Cash at beginning of year	2,074	1,257	2,196

Cash at end of year	$1,257	$2,196	$2,134

The accompanying notes are an integral part of these consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(dollars in thousands)

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-In Capital	Retained Earnings		Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at October 1, 2001	11,946,630	$119	$41,238	$27,116	$25	$(3,309)	$65,189
Net loss	—	—	—	(22,937)	—	—	(22,937)
Other comprehensive income:
Foreign currency translation adjustment, net of tax	—	—	—	—	37	—	37

Total comprehensive loss							(22,900)
Issuances of common stock	135,161	2	516	—	—	—	518
Retirement of common stock in treasury	(918,287)	(9)	(3,300)	—	—	3,309	—

Balance at September 30, 2002	11,163,504	112	38,454	4,179	62	—	42,807
Net income	—	—	—	12,667	—	—	12,667
Other comprehensive income:
Foreign currency translation adjustment, net of tax	—	—	—	—	77	—	77

Total comprehensive income							12,744
Issuances of common stock	163,181	1	914	—	—	—	915
Tax benefit from stock option exercises	—	—	63	—	—	—	63
Purchases of common stock for treasury	—	—	—	—	—	(1,427)	(1,427)

Balance at September 30, 2003	11,326,685	113	39,431	16,846	139	(1,427)	55,102
Net income	—	—	—	13,534	—	—	13,534
Other comprehensive income:
Foreign currency translation adjustment, net of tax	—	—	—	—	34	—	34

Total comprehensive income							13,568
Issuances of common stock	552,434	6	2,857	—	—	—	2,863
Tax benefit from stock option exercises	—	—	3,242	—	—	—	3,242
Purchases of common stock for treasury	—	—	—	—	—	(3,176)	(3,176)

Balance at September 30, 2004	11,879,119	$119	$45,530	$30,380	$173	$(4,603)	$71,599

The accompanying notes are an integral part of these consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

1.    Description of Business

        Nutraceutical International Corporation (the "Company") is an integrated marketer, distributor, retailer and manufacturer of branded nutritional supplements and other natural products sold primarily to and through domestic health and natural food stores. Internationally, the Company sells its branded products to and through health and natural product distributors and retailers. The Company's core business strategy is to acquire, integrate and operate, from beginning to end, the marketing, distribution, retailing and manufacturing operations of businesses in the natural products industry. The Company believes that the consolidation and integration of acquired businesses provides ongoing financial synergies through increased scale and market penetration, as well as strengthened customer relationships.

        The Company sells its branded products under the trademarks Solaray®, KAL®, Nature's Life®, Natural Balance®, NaturalMax®, VegLife®, Premier One®, Sunny Green®, Natural Sport®, FunFresh Foods™, ActiPet®, Action Labs®, Thompson®, Montana Big Sky™ and Body Gold®. The Company also sells branded bulk products and custom blends under the trademark Monarch Nutritional Laboratories™. Under the name Woodland Publishing™, the Company publishes, prints and markets a line of books and booklets to, among others, book distributors, national retail bookstores and health and natural food stores. The Company's neighborhood natural food markets operate under the trade names The Real Food Company™, Thom's Natural Foods™ and Cornucopia Community Market™ and its health food stores operate under the trade names Arizona Health Foods™ and Granola's™. The Company also distributes the branded products of certain third parties.

2.    Summary of Significant Accounting Policies

        Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances were eliminated.

        Use of Estimates—The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Estimates included values and lives assigned to acquired intangible assets, reserves for customer returns and allowances, uncollectible accounts receivable and slow moving, obsolete and/or damaged inventories. Actual results may differ from these estimates.

        Reclassifications—Certain prior year amounts were reclassified to conform with the current year presentation. These reclassifications had no effect on net income (loss), stockholders' equity or total assets.

        Fair Value of Financial Instruments—The Company believes that the fair values of financial instruments, including cash, accounts receivable, accounts payable and debt, approximated their respective book values at September 30, 2003 and 2004.

        Cash—Substantially all of the Company's cash was held by one bank at September 30, 2004. The Company does not believe that, as a result of this concentration, it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

        Inventories—Inventories were accounted for using the first-in, first-out method and included freight-in, materials, labor and overhead costs and were stated at the lower of cost or market, cost being determined by a moving weighted average.

        Property, Plant and Equipment—Property, plant and equipment were stated at cost, less accumulated depreciation and amortization. Depreciation and amortization were provided using the straight-line method over the estimated useful lives of the respective assets. Expenditures for renewals and betterments were capitalized, while maintenance and repairs were charged to operations in the periods incurred. Upon sale or disposal of an asset, the historical cost and related accumulated depreciation or amortization of such asset were removed from their respective accounts and any gain or loss was recorded in the Consolidated Statements of Operations.

        Goodwill—The excess of purchase price over fair market value of assets acquired and liabilities assumed in purchase transactions was classified as goodwill. Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 primarily addresses the accounting for goodwill and other intangible assets subsequent to their acquisition. As prescribed by SFAS 142, goodwill was not amortized, but rather was tested for impairment (Note 7).

        Deferred Financing Fees—The Company deferred certain debt issuance costs, including bank, legal, accounting and other fees, related to the establishment of credit agreements (Note 9). These costs were capitalized as deferred financing fees in other non-current assets and were amortized using the effective interest rate method based on the lives of the credit agreements.

        Foreign Currency Translation—The functional currency of each of the Company's foreign subsidiaries is the local currency. All assets and liabilities of foreign subsidiaries were translated into U.S. Dollars at fiscal year-end exchange rates. Income and expense items were translated at average exchange rates prevailing during the year. The resulting translation adjustments were recorded in accumulated other comprehensive income, which is a component of stockholders' equity.

        Revenue Recognition—The Company recognized sales for products shipped when risk of loss and title transferred to its customers, and with respect to its neighborhood natural food markets and health food stores, at the point of sale.

        Shipping and Handling Costs—The Company incurred shipping and handling costs related to third-party freight charges, as well as internal warehousing and order fulfillment costs. These costs were classified as selling, general and administrative expenses and totaled $8,128, $9,011 and $10,367 for the years ended September 30, 2002, 2003 and 2004, respectively.

        Research and Development—The Company expensed research and development costs as incurred. For the years ended September 30, 2002, 2003 and 2004, the Company incurred $537, $584 and $775, respectively, in research and development expenditures.

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

        Accounting for Stock-Based Compensation—The Company accounted for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation expense was reflected in net income (loss), as all options granted under those stock-based employee compensation plans had exercise prices equal to the market values of the underlying common shares on the dates of grant. The following table illustrates the effect on net income (loss) and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), to stock-based employee compensation.

	Years Ended September 30,
	2002	2003	2004
Net income (loss), as reported	$(22,937)	$12,667	$13,534
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(348)	(242)	(609)

Pro forma net income (loss)	$(23,285)	$12,425	$12,925

Earnings per share
Basic—as reported	$(2.07)	$1.13	$1.19
Diluted—as reported	(2.03)	1.09	1.15
Basic—pro forma	$(2.10)	$1.11	$1.14
Diluted—pro forma	(2.06)	1.07	1.09

        Based on application of the Black-Scholes option pricing model as prescribed in SFAS 123, the weighted average fair value of options granted was $2.88, $6.53 and $7.21 for the years ended September 30, 2002, 2003 and 2004, respectively.

        The following assumptions were used in the application of the Black-Scholes option pricing model for the years ended September 30, 2002, 2003 and 2004, respectively: risk free interest rate of 3.81%, 2.62% and 3.69%; expected life of 7 years, 7 years and 6 years; expected volatility of 90%, 60% and 60%; and an expected dividend yield of 0% for each year. Because changes in these subjective input assumptions can materially affect the fair value estimates, management believes that the existing valuation models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The initial impact on pro forma net income (loss) may not be representative of pro forma compensation expense in future years, depending upon the amount of stock options awarded in the future and their related vesting periods.

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

        New Accounting Standards—The Company periodically reviews new accounting standards that are issued from time to time. Although some of these accounting standards may be applicable to the Company, the Company has not identified any such standards that it believes merit further discussion, and the Company expects that none would have a significant impact on its consolidated financial statements.

3.    Acquisitions

        Acquisitions—On June 13, 2003, the Company acquired the Nature's Life® brand of nutritional supplements, which are sold in health and natural food stores, by purchasing 100% of the stock of M.K. Health Food Distributors, Inc. On June 30, 2003, the Company acquired the Arizona Health Foods™ chain of 11 health food stores by purchasing substantially all of the operating assets of Arizona Health Foods, Inc. The aggregate purchase price for these fiscal 2003 acquisitions was $14,902 (net of cash acquired), was paid in cash and included purchase price reductions totaling $141 and non-cash purchase accounting adjustments totaling $265, which the Company recorded during fiscal 2004 related to these fiscal 2003 acquisitions.

        On May 14, 2004, the Company acquired the Natural Balance® brand of nutritional supplements by purchasing substantially all of the operating assets of Natural Balance, Inc. On June 8, 2004, the Company acquired the Montana Big Sky™ brand of nutritional supplements by purchasing selected assets of Montana Naturals, Inc. On July 7, 2004, the Company acquired substantially all of the assets of Cornucopia Community Market, Inc., a neighborhood natural food market located in Carmel, California. The aggregate purchase price for these fiscal 2004 acquisitions was $9,820 (net of cash acquired) and was paid in cash.

        These acquisitions are in keeping with the Company's business strategy of consolidating the fragmented industry where it competes. These acquisitions were accounted for using the purchase method of accounting. Accordingly, the aggregate purchase price was assigned to the assets acquired and liabilities assumed based on their fair market values at the respective dates of acquisition. The excess of aggregate purchase price over the fair market values of the assets acquired and liabilities assumed was classified as goodwill and was accounted for in accordance with SFAS 142 (Note 7). The Consolidated Statements of Operations and Consolidated Statements of Cash Flows presented herein include the activities of these acquired businesses from their respective dates of acquisition. The following reflects the allocation of the aggregate purchase prices for the fiscal 2003 and 2004 acquisitions to the aggregate assets acquired and liabilities assumed:

	Fiscal 2003 Acquisitions	Fiscal 2004 Acquisitions
Aggregate assets acquired and liabilities assumed:
Current assets, net	$6,470	$2,443
Property, plant and equipment	441	142
Goodwill	7,367	4,431
Intangible assets	3,340	3,020
Other non-current assets	46	—
Non-current deferred income taxes	(1,098)	—
Current liabilities	(1,664)	(216)

	$14,902	$9,820

        Goodwill, which is not subject to amortization for financial statement purposes, of $1,506 related to the fiscal 2003 acquisitions and $4,431 related to the fiscal 2004 acquisitions is expected to be deductible for tax purposes over fifteen years. Included in acquired intangible assets are trademarks, trade names and licenses totaling $3,340 and $3,020 for fiscal 2003 and fiscal 2004, respectively, that have indefinite lives and are not subject to amortization for financial statement purposes (Note 7).

        In connection with the fiscal 2003 acquisitions, the Company entered into certain non-compete and consulting arrangements. These non-compete agreements were classified as intangible assets at September 30, 2003 and 2004 and are being amortized over the terms of the respective agreements (Note 7).

4.    Accounts Receivable, net

        Accounts receivable, net of reserves for sales returns and doubtful accounts, consisted of the following:

	September 30,
	2003	2004
Accounts receivable	$12,042	$12,300
Less allowances	(1,528)	(1,733)

	$10,514	$10,567

5.    Inventories, net

        Inventories, net of reserves for slow moving, obsolete and/or damaged inventories, were comprised of the following:

	September 30,
	2003	2004
Raw materials	$6,573	$7,477
Work-in-process	3,135	6,162
Finished goods	12,347	12,290

	22,055	25,929
Less reserves	(2,001)	(1,871)

	$20,054	$24,058

6.     Property, Plant and Equipment, net

        Property, plant and equipment, net, were comprised of the following:

		September 30,
	Estimated Useful Life in Years
		2003	2004
Land	—	$2,122	$2,122
Building	30	3,431	3,702
Leasehold improvements	1-10	11,478	12,714
Furniture, fixtures and equipment	3-10	27,897	31,289

		44,928	49,827
Less accumulated depreciation and amortization		(23,780)	(27,170)

		$21,148	$22,657

        At September 30, 2003 and 2004, the Company had no equipment under capital leases. Substantially all property, plant and equipment of the Company collateralized its debt obligations (Note 9).

        Depreciation and amortization of property, plant and equipment totaled $4,105, $3,808 and $3,912 for the years ended September 30, 2002, 2003 and 2004, respectively.

        During fiscal 2002, the Company purchased promissory notes related to certain real property located in Park City, Utah for $3,050. As a result of default in payment on these promissory notes, the Company foreclosed on this real property. On September 20, 2002, the foreclosure process was completed and the Company acquired this real property through a trustee's sale. The Company intends to remodel this real property into its new executive, marketing and sales offices. Upon completion of the foreclosure process, the balance of these notes was reclassified to property, plant and equipment.

7.    Goodwill and Intangible Assets

        The Company adopted SFAS 142 effective October 1, 2001. In accordance with SFAS 142, the Company determined that it had one reporting unit. The fair value of this reporting unit as of

October 1, 2001 was determined using a market approach based on quoted market prices (Nasdaq: NUTR). Other valuation methods such as the income and cost approaches to value were also considered.

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

        The changes in the carrying amount of goodwill for the years ended September 30, 2002, 2003 and 2004 were as follows:

Goodwill
Balance as of October 1, 2001	$51,765
Impairment loss during the year	(51,765)
Goodwill acquired during the year	2,310

Balance as of September 30, 2002	2,310
Goodwill acquired during the year	7,773

Balance as of September 30, 2003	10,083
Goodwill acquired during the year	4,431
Purchase accounting adjustments related to the fiscal 2003 acquisitions	(406)

Balance as of September 30, 2004	$14,108

        The carrying amounts of intangible assets at September 30, 2003 and 2004 were as follows:

	September 30, 2003			September 30, 2004
							Weighted- Average Amortization Period (Years)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Non-compete agreements	$1,000	$(83)	$917	$1,000	$(417)	$583	3
Trademarks/trade names/patents	277	(166)	111	300	(206)	94	5

	1,277	(249)	1,028	1,300	(623)	677
Intangible assets not subject to amortization:
Trademarks/trade names/licenses	3,358	—	3,358	6,378	—	6,378

	$4,635	$(249)	$4,386	$7,678	$(623)	$7,055

        Aggregate amortization expense related to intangible assets subject to amortization totaled $0, $133 and $374 for the years ended September 30, 2002, 2003 and 2004, respectively.

        Estimated amortization expense related to intangible assets subject to amortization is as follows:

Year Ending September 30,	Estimated Amortization Expense
2005	$373
2006	279
2007	15
2008	7
2009	3
Thereafter	—

$677

8.    Accrued Expenses

        Accrued expenses were comprised of the following:

	September 30,
	2003	2004
Employee payroll, taxes, benefits and performance incentives	$2,450	$2,940
Other accrued expenses	2,751	2,010

	$5,201	$4,950

9.    Long-Term Debt

        Long-term debt was comprised of the following:

	September 30,
	2003	2004
Revolving Credit Facility	$12,500	$6,500

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

        At September 30, 2004, the Company had available revolving credit borrowings of $56,250 under the New Credit Agreement, of which $6,500 was outstanding. The available revolving credit borrowings are reduced quarterly by $1,250 with the next reduction occurring in December 2004. Borrowings under the New Credit Agreement are collateralized by substantially all assets of the Company. At the Company's election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At September 30, 2004, the applicable weighted-average interest rate for borrowings was 3.09%. The Company is also required to pay a variable quarterly fee on the unused balance under the New Credit Agreement. At September 30, 2004, the applicable rate was 0.25%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The New Credit Agreement matures on January 28, 2007, and the Company is required to repay all principal and interest outstanding under the New Credit Agreement on such date.

        The New Credit Agreement contains restrictive covenants, including restrictions on incurring other indebtedness, limitations on capital expenditures and requirements that the Company maintain certain financial ratios. As of September 30, 2004, the Company was in compliance with these restrictive covenants. Upon the occurrence of a default or an event of default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring the Company to repay all amounts outstanding under the New Credit Agreement.

10.    Lease Commitments and Obligations

        The Company leases office and warehouse facilities under non-cancelable operating leases, the last of which expires during fiscal 2011; however, the Company has negotiated extension options in many cases. These operating leases require the Company to pay all taxes, insurance and maintenance.

        The following summarizes future minimum lease payments required under the Company's significant non-cancelable operating leases:

Year Ending September 30,	Minimum Lease Payments
2005	$1,496
2006	727
2007	610
2008	247
2009	161
Thereafter	150

$3,391

        Total rent expense incurred by the Company under significant non-cancelable operating leases was $1,078, $931 and $1,453 for the years ended September 30, 2002, 2003 and 2004, respectively.

11.    Income Taxes

        The provision for income taxes was comprised of the following:

	Years Ended September 30,
	2002	2003	2004
Current:
Federal	$5,562	$4,225	$6,023
State	690	423	1,108
Deferred:
Federal	1,072	2,831	1,218
State	101	284	123

	$7,425	$7,763	$8,472

        A summary of the composition of net deferred income tax assets and liabilities was as follows:

	September 30,
	2003	2004
Current Deferred Income Tax Assets
Accounts receivable reserves	$588	$650
Inventory reserves	589	455
Accrued liabilities	13	13

	$1,190	$1,118

Non-Current Deferred Income Tax Assets and Liabilities, net
Goodwill and other intangible assets	$8,623	$6,999
Property, plant and equipment	542	523

	$9,165	$7,522

        The differences between income taxes at the statutory federal income tax rate and income taxes reported in the Consolidated Statements of Operations were as follows:

	Years Ended September 30,
	2002	2003	2004
Federal tax at statutory rate	$6,807	$7,056	$7,482
State tax, net of federal benefit	556	686	1,070
Non-deductible expenses	87	102	128
Foreign sales benefit	(25)	(52)	(191)
Other	—	(29)	(17)

	$7,425	$7,763	$8,472

12.    Capital Stock

        Description of Capital Stock—At September 30, 2003 and 2004, the Company had two authorized classes of stock: Common Stock and Preferred Stock, each with a par value of $0.01 per share. At September 30, 2003 and 2004, 5,000,000 shares of Preferred Stock were authorized with no shares issued or outstanding.

        Stock Warrants—As part of the Premier One Products, Inc., Makers of KAL, Inc. and Makers of KAL, B.V. acquisitions, the Company issued warrants to purchase 163,976 shares of Common Stock at exercise prices ranging from $4.86 to $4.91 per share, which were considered to be the estimated fair market values per share of the Common Stock at the respective dates of issuance. During fiscal 2003 and fiscal 2004, 68,870 of these warrants were exercised. The remaining 95,106 warrants expire in January 2005.

        Stock Options—During November 1994, the Company issued 301,164 options to certain key executives at an exercise price of $3.45, which was considered to be the estimated fair market value of the Common Stock on the date of grant. As of September 30, 2004, 287,716 of these options had been exercised. The remaining 13,448 options, which are fully vested and exercisable, expire no later than the tenth anniversary of the date of grant.

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

        Including the 301,164 options granted during November 1994, the Company has granted options or reserved for issuance of options an aggregate 1,727,037 shares. Of these aggregate shares, 948,727 options were issued and outstanding, 539,316 options had been exercised and 238,994 shares were available for option grants at September 30, 2004. The following table sets forth option activity for the years ended September 30, 2002, 2003 and 2004:

	Number of Options	Average Price Per Share	Aggregate Option Price
Outstanding at October 1, 2001	839,194	$7.12	$5,973
Granted	343,500	3.62	1,243
Exercised	(29,390)	3.45	(101)
Forfeited or expired	(12,240)	11.60	(142)

Outstanding at September 30, 2002	1,141,064	6.11	6,973

Granted	62,500	10.67	667
Exercised	(30,160)	4.47	(135)
Forfeited or expired	(17,186)	9.35	(161)

Outstanding at September 30, 2003	1,156,218	6.35	7,344

Granted	277,500	12.26	3,403
Exercised	(479,766)	4.44	(2,128)
Forfeited or expired	(5,225)	14.82	(77)

Outstanding at September 30, 2004	948,727	$9.00	$8,542

        Options granted prior to the Company's initial public offering were issued at exercise prices that represented management's estimates of the fair market value of Common Stock at the respective grant dates. Options granted since the Company's initial public offering were issued at exercise prices that represented the quoted market price of Common Stock at the respective grant dates. Grants that are forfeited or expired under the stock option plans are available for future issuance under these plans.

        The following table sets forth data related to exercise prices and lives for option grants made under the 1995 Stock Option Plan, the 1998 Stock Incentive Plan and the 1998 Non-Employee Director

Stock Option Plan, as well as the options still outstanding related to the 301,164 options granted during November 1994:

	September 30, 2004
	Options Outstanding		Options Exercisable
Range of Exercise Prices	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
$2.43-$5.50 (Avg. life: 5.6 years)	444,233	$3.88	389,149	$3.92
$8.63-$13.38 (Avg. life: 8.8 years)	362,829	11.96	89,902	11.76
$17.50 (Avg. life: 3.4 years)	141,665	17.50	141,665	17.50

	948,727	$9.00	620,716	$8.16

        Stock Purchase Plan—During the year ended September 30, 1998, the Company's Board of Directors adopted the Employee Stock Discount Purchase Plan. The Employee Stock Discount Purchase Plan is intended to give employees a convenient means of purchasing shares of Common Stock through payroll and lump-sum deductions. In aggregrate, 750,000 shares of Common Stock were reserved for issuance and 433,072 shares had been issued as of September 30, 2004 under the Employee Stock Discount Purchase Plan.

        Share Purchase Program—During the year ended September 30, 2000, the Company's Board of Directors approved a share purchase program authorizing the Company to buy up to 1,500,000 shares of Common Stock of the Company. Under this program, the Company purchased 157,125 shares during the year ended September 30, 2003 at an aggregate price of $1,427 and also purchased 237,716 shares during the year ended September 30, 2004 at an aggregate price of $3,176. Total purchases under this stock purchase program from inception to September 30, 2004 were 913,128 shares of common stock at an aggregate price of $6,288.

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

        Net sales outside the United States were less than 10% of consolidated net sales for each of the years ended September 30, 2002, 2003 and 2004.

14.    Employee Benefit Plans

        401(k) Plan—The Company has a 401(k) defined contribution profit sharing plan that covers substantially all employees. Under the plan, employees may contribute up to 15% of their compensation subject to certain exceptions and limitations. In addition, employees who meet certain age requirements may contribute additional amounts permitted by law under the plan. The Company makes matching contributions to the plan based on employee contributions up to 4% and is permitted to make discretionary contributions under the plan. The amounts contributed to the plan by the Company were $503, $523 and $632 during the years ended September 30, 2002, 2003 and 2004, respectively.

15.    Interest and Other (Income)/Expense, net

        During the year ended September 30, 2002, the Company recorded pre-tax other income of $2,896 ($1,810 after tax), or $0.16 per diluted share after tax, for payments received in settlement of price-fixing litigation to which the Company was a plaintiff.

16.    Supplemental Disclosure of Cash Flow Items

        Cash paid by the Company for interest was $849, $511 and $395 for the years ended September 30, 2002, 2003 and 2004, respectively. Cash paid by the Company for taxes was $5,962, $6,403 and $4,845 for the years ended September 30, 2002, 2003 and 2004, respectively.

17.    Related Party Transactions

        Prior to fiscal 2002, the Company loaned a total of $146 to two Company officers in connection with relocations requested by the Company. These loans bore compound interest annually at a rate in excess of the Company's weighted-average borrowing rate and matured within a ten-year period or less, or upon the occurrence of other specified events such as voluntary termination, termination for cause or upon demand by the Company. The aggregate outstanding principal and interest balance on these loans was $140 at September 30, 2003 and was classified as other non-current assets. During fiscal 2004, these loans were repaid in full.

18.    Commitments and Contingencies

        The formulation, manufacturing, processing, packaging, labeling, advertising, distribution and sale of nutritional supplements (including vitamins, amino acids, minerals, herbs, other botanicals and other dietary ingredients), such as those sold by the Company, are subject to regulation by one or more federal agencies, principally the Food and Drug Administration (the "FDA") and the Federal Trade Commission and, to a lesser extent, the Consumer Product Safety Commission and the United States Department of Agriculture. These activities are also regulated by various governmental agencies for the states and localities in which the Company's products are sold, as well as by governmental agencies in certain countries in which the Company's products are sold outside the United States.

        Although management believes that the Company is in material compliance with the statutes, laws, rules and regulations of every jurisdiction in which it operates, no assurance can be given that the Company's compliance with applicable statutes, laws, rules and regulations will not be challenged by governing authorities or private parties or that such challenges will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

        The Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the Company's liability, if any, arising from individual regulatory matters and legal proceedings related to these matters is not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows. However, the aggregate liability of the Company potentially arising from these matters could have a material adverse effect on the Company's financial position, results of operations or cash flows. In the opinion of management, the outcomes of legal matters in which the Company is presently involved are not probable and reasonably estimable.

19.    Subsequent Event

        On November 18, 2004, the Company acquired substantially all of the operating assets of Pilgrim's Natureway LLC, a chain of health food stores in the Seattle, Washington area, for approximately $2,000 in cash.

NUTRACEUTICAL INTERNATIONAL CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(dollars in thousands)
September 30, 2004
Deducted from related asset account:
Allowance for sales returns	$672	$—	$299	$251	$720
Allowance for doubtful accounts	856	390	67	300	1,013
Inventory reserve	2,001	625	233	988	1,871
September 30, 2003
Deducted from related asset account:
Allowance for sales returns	597	—	103	28	672
Allowance for doubtful accounts	728	390	71	333	856
Inventory reserve	2,374	1,503	556	2,432	2,001
September 30, 2002
Deducted from related asset account:
Allowance for sales returns	619	—	—	22	597
Allowance for doubtful accounts	661	240	—	173	728
Inventory reserve	3,908	1,442	72	3,048	2,374