Form 10-Q
period 2004-12-31
NUTRACEUTICAL INTERNATIONAL CORP
filed 2005-01-27
CIK 1050007

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

YES  ☒    NO  ☐

At January 27, 2005, the registrant had 11,580,504 shares of common stock outstanding.

NUTRACEUTICAL INTERNATIONAL CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements

NUTRACEUTICAL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30,	December 31,
	2004(1)	2004
ASSETS
Current assets
Cash	$2,134	$1,108
Accounts receivable, net	10,567	10,754
Inventories, net	24,058	25,248
Prepaid expenses and other current assets	3,372	1,588
Deferred income taxes	1,118	1,107
Total current assets	41,249	39,805
Property, plant and equipment, net	22,657	22,841
Goodwill	14,108	15,476
Intangible assets, net	7,055	6,972
Other non-current assets, net	796	747
Deferred income taxes, net	7,522	7,178
	$93,387	$93,019
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,844	$9,806
Accrued expenses	4,950	3,089
Total current liabilities	14,794	12,895
Long-term debt	6,500	5,000
Other non-current liabilities	494	494
Total liabilities	21,788	18,389
Stockholders’ equity
Common stock	119	119
Additional paid-in capital	45,530	45,726
Retained earnings	30,380	33,186
Accumulated other comprehensive income	173	202
Treasury stock	(4,603)	(4,603)
Total stockholders’ equity	71,599	74,630
	$93,387	$93,019

(1)          The condensed consolidated balance sheet as of September 30, 2004 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(unaudited)
(dollars in thousands, except per share data)

	Three months ended December 31,
	2003	2004
Net sales	$33,187	$35,299
Cost of sales	16,171	16,900
Gross profit	17,016	18,399
Operating expenses
Selling, general and administrative	11,569	13,590
Amortization of intangible assets	94	94
Income from operations	5,353	4,715
Interest and other expense, net	202	152
Income before provision for income taxes	5,151	4,563
Provision for income taxes	1,983	1,757
Net income	$3,168	$2,806
Other comprehensive income
Foreign currency translation adjustment, net of tax	22	29
Comprehensive income	$3,190	$2,835
Net income per common share
Basic	$0.28	$0.24
Diluted	0.27	0.24
Weighted average common shares outstanding
Basic	11,174,311	11,496,692
Dilutive effect of stock options and warrants	435,531	327,001
Diluted	11,609,842	11,823,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three months ended December 31,
	2003	2004
Cash flows from operating activities
Net income	$3,168	$2,806
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,041	1,119
Amortization of deferred financing fees	46	46
Losses on disposals of property and equipment	12	—
Deferred income taxes	332	361
Tax benefit from stock option exercises	16	70
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net	836	(187)
Inventories, net	(1,139)	(656)
Prepaid expenses and other current assets	99	1,784
Other non-current assets, net	(65)	(6)
Accounts payable	(461)	(38)
Accrued expenses	732	(1,852)
Net cash provided by operating activities	4,617	3,447
Cash flows from investing activities
Acquisition of business, net of cash acquired	—	(1,895)
Purchases of property and equipment	(1,267)	(1,209)
Net cash used in investing activities	(1,267)	(3,104)
Cash flows from financing activities
Payments on long-term debt	(3,500)	(1,500)
Proceeds from issuances of common stock	83	126
Purchases of common stock for treasury	(398)	—
Net cash used in financing activities	(3,815)	(1,374)
Effect of exchange rate changes on cash	9	5
Net decrease in cash	(456)	(1,026)
Cash at beginning of period	2,196	2,134
Cash at end of period	$1,740	$1,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

1.   INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) to present fairly the consolidated financial position of Nutraceutical International Corporation and its subsidiaries (the “Company”) as of December 31, 2004, the results of their operations for the three months ended December 31, 2003 and 2004 and their cash flows for the three months ended December 31, 2003 and 2004, in conformity with accounting principles generally accepted in the United States of America for interim financial information applied on a consistent basis. The results for the three months ended December 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Accordingly, these financial statements should be read in conjunction with the Company’s Form 10-K for the fiscal year ended September 30, 2004, which was filed with the Securities and Exchange Commission on December 3, 2004.

2.   ACCOUNTS RECEIVABLE, NET

Accounts receivable, net of reserves for sales returns and doubtful accounts, consisted of the following:

	September 30,	December 31,
	2004	2004
Accounts receivable	$12,300	$12,516
Less allowances	(1,733)	(1,762)
	$10,567	$10,754

3.   INVENTORIES, NET

Inventories, net of reserves for slow moving, obsolete and/or damaged inventory, were comprised of the following:

	September 30,	December 31,
	2004	2004
Raw materials	$7,477	$8,457
Work-in-process	6,162	6,201
Finished goods	12,290	12,713
	25,929	27,371
Less reserves	(1,871)	(2,123)
	$24,058	$25,248

4.   ACQUISITIONS

On November 18, 2004, the Company acquired substantially all of the operating assets of Pilgrim’s Natureway LLC, a chain of health food stores in the Seattle, Washington area, for approximately $1,895 in

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(dollars in thousands, except per share data)

cash. This acquisition is in keeping with the Company’s business strategy of consolidating the fragmented industry where it competes.

This acquisition was accounted for using the purchase method of accounting. Accordingly, the aggregate purchase price was assigned to the assets acquired and liabilities assumed based on their fair market values at the date of acquisition. The excess of aggregate purchase price over the fair market values of the assets acquired and liabilities assumed was classified as goodwill. The Company’s Condensed Consolidated Statements of Operations and Comprehensive Income presented herein include the activities of this acquired business from the date of acquisition. The following reflects the allocation of the aggregate purchase price for this acquisition to the aggregate assets acquired and liabilities assumed:

Current assets	$540
Goodwill	1,368
Other non-current assets	2
Current liabilities	(15)
$1,895

5.   GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill from September 30, 2004 to December 31, 2004 was as follows:

Goodwill
Balance as of September 30, 2004	$14,108
Goodwill attributable to fiscal 2005 acquisition	1,368
Balance as of December 31, 2004	$15,476

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(dollars in thousands, except per share data)

The carrying amounts of intangible assets at September 30, 2004 and December 31, 2004 were as follows:

	September 30, 2004			December 31, 2004			Weighted-
	Gross		Net	Gross		Net	Average
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Amount	Amortization	Amount	Period (Years)
Intangible assets subject to amortization:
Non-compete agreements	$1,000	$(417)	$583	$1,000	$(500)	$500	3
Trademarks/trade names/patents	300	(206)	94	311	(217)	94	5
	1,300	(623)	677	1,311	(717)	594
Intangible assets not subject to amortization:
Trademarks/trade names/licenses	6,378	—	6,378	6,378	—	6,378
	$7,678	$(623)	$7,055	$7,689	$(717)	$6,972

Estimated amortization expense related to the net carrying amount of $594 for intangible assets subject to amortization at December 31, 2004 is as follows:

Estimated
Amortization
Year Ending September 30,	Expense(1)
2005	$281
2006	281
2007	17
2008	9
2009	5
Thereafter	1
$594

(1)          Estimated amortization expense for the year ending September 30, 2005 includes only amortization to be recorded after December 31, 2004.

6.   CAPITAL STOCK

Stock options to purchase 436,440 and 141,665 shares of common stock that were outstanding at December 31, 2003 and 2004, respectively, were not included in the computation of diluted earnings per share because the exercise prices of these stock options were greater than the average share price of the Company’s common stock and, therefore, the effect would have been antidilutive. All warrants outstanding at December 31, 2003 and 2004 were included in the computation of diluted earnings per share.

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

Net sales outside the United States were less than 10% of consolidated net sales for the three months ended December 31, 2003 and 2004.

8.   STOCK-BASED COMPENSATION

The Company accounted for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation cost was reflected in net income for the three months ended December 31, 2003 and 2004, as all options granted under those stock-based employee compensation plans had exercise prices equal to the market values of the underlying common shares on the dates of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended December 31,
	2003	2004
Net income, as reported	$3,168	$2,806
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(153)	(134)
Pro forma net income	$3,015	$2,672
Earnings per share
Basic—as reported	$0.28	$0.24
Diluted—as reported	0.27	0.24
Basic—pro forma	$0.27	$0.23
Diluted—pro forma	0.26	0.23

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R requires companies to expense the value of employee stock options and similar awards. SFAS 123R is effective for interim and annual financial statements beginning after June 15, 2005 and will apply to all outstanding and unvested share-based payments at the time of adoption. The Company is currently evaluating the impact SFAS 123R will have on its consolidated financial statements and will adopt such standard as required.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with this report on Form 10-Q, including Part I, Item 1.

Nutraceutical International Corporation (the “Company”) is an integrated marketer, distributor, retailer and manufacturer of branded nutritional supplements and other natural products sold primarily to and through domestic health and natural food stores. Internationally, the Company sells its branded products to and through health and natural product distributors and retailers. The Company’s core business strategy is to acquire, integrate and operate, from beginning to end, the marketing, distribution, retailing and manufacturing operations of businesses in the natural products industry. The Company believes that the consolidation and integration of acquired businesses provides ongoing financial synergies through increased scale and market penetration, as well as strengthened customer relationships.

The Company sells its branded products under the trademarks Solaray®, KAL®, Nature’s Life®, Natural Balance®, NaturalMax®, VegLife®, Premier One®, Sunny Green®, Natural Sport®, FunFresh Foods™, ActiPet®, Action Labs®, Thompson®, Montana Big Sky™ and Body Gold®. The Company also sells branded bulk products and custom blends under the trademark Monarch Nutritional Laboratories™. Under the name Woodland Publishing™, the Company publishes, prints and markets a line of books and booklets to, among others, book distributors, national retail bookstores and health and natural food stores. The Company’s neighborhood natural food markets operate under the trade names The Real Food Company™, Thom’s Natural Foods™ and Cornucopia Community Market™ and its health food stores operate under the trade names Arizona Health Foods™, Granola’s™ and Pilgrim’s Natureway™. The Company also distributes the branded products of certain third parties.

The Company was formed in 1993 by senior management and Bain Capital, Inc. to effect a consolidation strategy in the fragmented vitamin, mineral, herbal and other nutritional supplements industry (the “VMS Industry”). Since its formation, the Company has completed the following acquisitions: Solaray, Inc., Premier One Products, Inc., Makers of KAL, Inc. and Makers of KAL, B.V., Monarch Nutritional Laboratories, Inc., Action Labs, Inc., NutraForce (Canada) International, Inc., Woodland Publishing, Inc. and Summit Graphics, Inc., Thompson Nutritionals, Inc., The Real Food Company, Inc., Thom’s Natural Foods, M.K. Health Food Distributors, Inc. (dba Nature’s Life), Arizona Health Foods, Inc., Natural Balance, Inc., Montana Naturals, Inc., Cornucopia Community Market, Inc. and Pilgrim’s Natureway LLC. As a result of these acquisitions, internal growth and cost management, management believes that the Company is well positioned to continue to capitalize on the consolidation the Company believes is occurring in the VMS Industry.

Results of Operations

The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three months ended December 31,
	2003	2004
Net sales	100.0%	100.0%
Cost of sales	48.7%	47.9%
Gross profit	51.3%	52.1%
Selling, general and administrative	34.9%	38.5%
Amortization of intangible assets	0.3%	0.3%
Income from operations	16.1%	13.3%
Interest and other expense, net	0.6%	0.4%
Income before provision for income taxes	15.5%	12.9%
Provision for income taxes	6.0%	5.0%
Net income	9.5%	7.9%
EBITDA(1)	19.3%	16.5%

(1)          See“—EBITDA.”

Comparison of the Three Months Ended December 31, 2004 to the Three Months Ended December 31, 2003

Net Sales.   Net sales increased by $2.1 million, or 6.4%, to $35.3 million for the three months ended December 31, 2004 (“first quarter of fiscal 2005”) from $33.2 million for the three months ended December 31, 2003 (“first quarter of fiscal 2004”). Net sales of branded products increased by $1.7 million, or 6.1%, to $29.1 million for the first quarter of fiscal 2005 from $27.4 million for the first quarter of fiscal 2004. The increase in net sales of branded products was related to the integration of the fiscal 2004 third quarter acquisitions of the Natural Balance® and Montana Big Sky™ brands, partially offset by a softness in sales in certain areas and customers within health and natural food stores. Net sales of other products increased by $0.4 million, or 7.6%, to $6.2 million for the first quarter of fiscal 2005 from $5.8 million for the first quarter of fiscal 2004. This increase was primarily the result of the fiscal 2004 acquisition of Cornucopia Community Market, Inc. and the fiscal 2005 acquisition of Pilgrim’s Natureway LLC.

Gross Profit.   Gross profit increased by $1.4 million, or 8.1%, to $18.4 million for the first quarter of fiscal 2005 from $17.0 million for the first quarter of fiscal 2004. This increase in gross profit was primarily attributable to the increase in net sales. As a percentage of net sales, gross profit was 52.1% for the first quarter of fiscal 2005 and 51.3% for the first quarter of fiscal 2004. This increase in gross profit as a percentage of net sales was primarily attributable to modest improvements in raw material pricing and manufacturing costs, as well as some changes in sales mix.

Selling, General and Administrative.   Selling, general and administrative expenses increased by $2.0 million, or 17.5%, to $13.6 million for the first quarter of fiscal 2005 from $11.6 million for the first quarter of fiscal 2004. As a percentage of net sales, selling, general and administrative expenses increased to 38.5% for the first quarter of fiscal 2005 from 34.9% for the first quarter of fiscal 2004. This increase in selling, general and administrative expenses was primarily attributable to the fiscal 2004 acquisitions of the Natural Balance® and Montana Big Sky™ brands and Cornucopia Community Market, Inc., as well as the fiscal 2005 acquisition of Pilgrim’s Natureway LLC. Additionally, increased costs associated with legal, shipping, insurance and corporate governance impacted the Company in first quarter of fiscal 2005.

Amortization of Intangibles.   Amortization of intangibles was $0.1 million for the first quarter of fiscal 2005 compared to $0.1 million for the first quarter of fiscal 2004. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

Interest and Other Expense, Net.   Net interest and other expense was $0.2 million for the first quarter of fiscal 2005 and $0.2 million for the first quarter of fiscal 2004 and primarily consisted of interest expense on indebtedness under the Company’s revolving credit facility.

Provision for Income Taxes.   The Company’s effective tax rate was 38.5% for both the first quarter of fiscal 2005 and for the first quarter of fiscal 2004. In each period, the Company’s effective tax rate was higher than the federal statutory rate primarily due to state taxes.

EBITDA

EBITDA (earnings before net interest and other expense, taxes, depreciation and amortization) is a commonly reported standard measure that is used by analysts and investors in the VMS Industry. Management believes that EBITDA, as presented, represents a useful measure for assessing the performance of the Company’s ongoing operating activities, as it reflects the earnings trends of the Company. Targets and trends in EBITDA are used as a measure for determining management’s performance compensation and are also used by the Company’s creditors in assessing debt covenant compliance. The Company understands that while EBITDA is used by analysts in the evaluation of nutritional supplement companies, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. EBITDA is not intended as an alternative to cash flows from operating activities, as a measure of liquidity or as an alternative to net income as an indicator of the Company’s operating performance or any other measure of performance in accordance with generally accepted accounting principles. The following table sets forth a reconciliation of net income to EBITDA for each period included herein:

	Three months ended December 31,
	2003	2004
Net income	$3,168	$2,806
Provision for income taxes	1,983	1,757
Interest and other expense, net(1)	202	152
Depreciation and amortization	1,041	1,119
EBITDA	$6,394	$5,834

(1)          Includes amortization of deferred financing fees and losses associated with fixed asset disposals.

The Company’s EBITDA decreased to $5.8 million for the first quarter of fiscal 2005 from $6.4 million for the first quarter of fiscal 2004. EBITDA as a percentage of net sales decreased to 16.5% for the first quarter of fiscal 2005 from 19.3% for the first quarter of fiscal 2004. This decrease in EBITDA was primarily related to increases in selling, general and administrative expenses (see—“Results of Operations”).

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

Liquidity and Capital Resources

The Company had working capital of $26.9 million as of December 31, 2004 compared to $26.5 million as of September 30, 2004. This increase in working capital was primarily the result of increases in accounts receivable and inventories and a decrease in accrued expenses, partially offset by decreases in cash and prepaid expenses and other current assets.

Net cash provided by operating activities for the three months ended December 31, 2004 was $3.4 million compared to $4.6 million for the comparable period in fiscal 2004. The decrease in net cash provided by operating activities for the three months ended December 31, 2004 was primarily attributable to the change in cash provided by accounts receivable and accrued expenses, as well as a decrease in net income, which was partially offset by decreases in cash used for inventories, other non-current assets and accounts payable and an increase in cash provided by prepaid expenses and other current assets.

Net cash used in investing activities was $3.1 million for the three months ended December 31, 2004 and $1.3 million for the comparable period in fiscal 2004. The Company’s investing activities consisted primarily of the acquisition of a business in the first quarter of fiscal 2005 and capital expenditures. Capital expenditures during these periods related primarily to distribution and manufacturing equipment, building improvements related to facility consolidation efforts and information systems. The Company intends to finance anticipated capital expenditures through internally generated cash flow and, if necessary, through funds provided under its revolving credit facility.

Net cash used in financing activities was $1.4 million for the three months ended December 31, 2004 compared to $3.8 million for the comparable period in fiscal 2004. During these periods, net cash used in financing activities primarily related to repayments under the Company’s revolving credit facility and purchases of common stock for treasury, partially offset by proceeds from the issuance of common stock.

The Company’s current revolving credit facility had available credit borrowings of $55.0 million at December 31, 2004. The available credit borrowings are reduced quarterly by $1.25 million with the next reduction occurring in March 2005. Borrowings under the revolving credit facility are collateralized by substantially all assets of the Company. At the Company’s election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At December 31, 2004, the applicable weighted-average interest rate for borrowings was 3.73%. The Company is also required to pay a variable quarterly fee on the unused balance under the revolving credit facility. At December 31, 2004, the applicable rate was 0.25%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The revolving credit facility matures on January 28, 2007, and the Company is required to repay all principal outstanding under the revolving credit facility on such date.

The revolving credit facility contains restrictive covenants, including restrictions on incurring other indebtedness, limitations on capital expenditures and requirements that the Company maintain certain financial ratios. As of December 31, 2004, the Company was in compliance with these restrictive covenants. Upon the occurrence of a default or an event of default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring the Company to repay all amounts outstanding under the revolving credit facility.

A key component of the Company’s business strategy is to seek to make additional acquisitions, which may require that the Company obtain additional financing, which could include the incurrence of substantial additional indebtedness. The Company believes that borrowings under its current revolving credit facility or a replacement credit facility, together with cash flows from operations, will be sufficient to make required payments under the current credit facility or a replacement credit facility, and to make anticipated capital expenditures and fund working capital needs for fiscal 2005.

The Company’s significant non-cancelable operating lease obligations as of December 31, 2004 were as follows:

Operating
Year Ending September 30,	Leases(1)
2005	$1,377
2006	1,074
2007	894
2008	370
2009	161
Thereafter	150
$4,026

(1)          The amount for the year ending September 30, 2005 includes only payments to be made after December 31, 2004.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R requires companies to expense the value of employee stock options and similar awards. SFAS 123R is effective for interim and annual financial statements beginning after June 15, 2005 and will apply to all outstanding and unvested share-based payments at the time of adoption. The Company is currently evaluating the impact SFAS 123R will have on its consolidated financial statements and will adopt such standard as required.

Based on the Company’s review of other new accounting standards released during the quarter ended December 31, 2004, the Company did not identify any standard requiring adoption that would have a significant impact on its consolidated financial statements for the periods reported.

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

Forward-Looking Statements

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. Information contained in this Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limitation, the words “may,” “will,” “should,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” and similar expressions or the negative thereof, or variations thereon, or similarly, discussions of strategy, although believed to be reasonable are intended to identify forward-looking statements, although not all forward-looking statements contain these words or discussions. There are a number of important factors that could cause actual events or the Company’s actual results to differ materially from those indicated by such forward-looking statements, including, without limitation, (i) changing domestic and international market and political conditions; (ii) interruption of business or negative impact on sales and earnings due to acts of war, terrorism, bio-terrorism, civil unrest or disruption of mail service; (iii) slow or negative growth in the nutritional supplement industry; (iv) changes in laws and regulations, including adverse federal, state or foreign legislation or regulation or adverse determinations or actions by regulators; (v) import/export controls with respect to products sold into or purchased from foreign countries, as well as other restrictions on the purchase or sale of the Company’s products to or from such countries; (vi) unavailability of or interruption in the supply of utilities, including electricity and telecommunications; (vii) increased product competition; (viii) adverse publicity regarding nutritional supplements; (ix) increased costs, including raw material and labor costs, as well as increases in the costs of borrowing (or the unavailability of adequate credit); (x) inability of the Company to gain and/or hold market share of its health and natural food store customers and bulk branded products customers; (xi) loss or retirement of key members of management; (xii) inability of the Company to successfully implement its business strategy or plan or otherwise manage growth, including the Company’s ability to locate and consummate advantageous acquisitions, or otherwise integrate or profitably manage acquired operations, including the ability to retain customers of existing and acquired operations; (xiii) product development efforts and consumer acceptance of the Company’s products; (xiv) adequacy and availability of insurance coverage, and any losses or damages sustained by the Company not covered by insurance; (xv) availability and price of raw materials, including increased costs; (xvi) the Company’s ability to manufacture its products efficiently; (xvii) the mix of the Company’s products and their related profit margins; (xviii) dependence on distributors and customers; (xix) sales and earnings volatility; (xx) absence of clinical trials for many of the Company’s products; (xxi) exposure to and expense of prosecuting, defending and/or resolving and defending claims or litigation, including but not limited to product liability claims, class action suits, stockholder derivative suits, employment or labor related suits or investigations, patent or trademark infringement suits and other litigation which may arise from time to time; (xxii) inability of the Company’s retail stores to attain or maintain profitability; (xxiii) other factors discussed in the Company’s filings with the Securities and Exchange Commission or referenced in its press releases, and (xxiv) other factors beyond the Company’s control.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

At the Company’s election, borrowings under the Company’s revolving credit facility bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At December 31, 2004, the applicable weighted-average interest rate for borrowings was 3.73% and the Company had total borrowings outstanding of $5.0 million. To date, the Company has not obtained interest rate protection with respect to these borrowings.

With respect to its international operations, the Company is subject to currency fluctuations; however, the Company does not believe that these fluctuations would have a material adverse impact on the

Company’s financial position. To date, the Company has not hedged any of its potential foreign currency exposures.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   The Company’s chief executive officer and its chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by the quarterly report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that material information related to the Company and its consolidated subsidiaries would be made known to them by others within those entities. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible disclosure controls and procedures.

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

31.1          Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1          Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8-K

The following reports were filed on Form 8-K during the last quarter covered by this report:

(i)             On October 22, 2004, the Company announced that it had entered into a purchase and sale agreement to acquire substantially all of the operating assets of Pilgrim’s Natureway LLC.

(ii)         On December 3, 2004, the Company reported results for the fourth quarter and fiscal year ended September 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEUTICAL INTERNATIONAL CORPORATION
(Registrant)
Date: January 27, 2005	By:	/s/ LESLIE M. BROWN, JR.
Leslie M. Brown, Jr. Senior Vice President, Finance,
Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)