Form 10-Q
period 2005-03-31
NUTRACEUTICAL INTERNATIONAL CORP
filed 2005-04-28
CIK 1050007

Use these links to rapidly review the document
NUTRACEUTICAL INTERNATIONAL CORPORATION INDEX

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

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

        At April 28, 2005, the registrant had 11,596,689 shares of common stock outstanding.

NUTRACEUTICAL INTERNATIONAL CORPORATION

INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	September 30, 2004(1)	March 31, 2005
ASSETS
Current assets
Cash	$2,134	$3,993
Accounts receivable, net	10,567	11,143
Inventories, net	24,058	24,547
Prepaid expenses and other current assets	3,372	1,888
Deferred income taxes	1,118	1,142

Total current assets	41,249	42,713
Property, plant and equipment, net	22,657	23,010
Goodwill	14,108	18,477
Intangible assets, net	7,055	7,185
Other non-current assets, net	796	693
Deferred income taxes, net	7,522	6,649

	$93,387	$98,727

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$9,844	$9,065
Accrued expenses	4,950	4,473

Total current liabilities	14,794	13,538
Long-term debt	6,500	7,000
Other non-current liabilities	494	245

Total liabilities	21,788	20,783

Stockholders' equity
Common stock	119	116
Additional paid-in capital	45,530	40,960
Retained earnings	30,380	36,672
Accumulated other comprehensive income	173	196
Treasury stock	(4,603)	—

Total stockholders' equity	71,599	77,944

	$93,387	$98,727

(1)
The condensed consolidated balance sheet as of September 30, 2004 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2004	2005	2004	2005
Net sales	$37,640	$38,849	$70,827	$74,148
Cost of sales	17,630	18,937	33,801	35,837

Gross profit	20,010	19,912	37,026	38,311
Operating expenses
Selling, general and administrative	12,874	13,922	24,443	27,512
Amortization of intangible assets	94	94	188	188

Income from operations	7,042	5,896	12,395	10,611
Interest and other expense, net	276	228	478	380

Income before provision for income taxes	6,766	5,668	11,917	10,231
Provision for income taxes	2,605	2,182	4,588	3,939

Net income	$4,161	$3,486	$7,329	$6,292
Other comprehensive income
Foreign currency translation adjustment, net of tax	4	(6)	26	23

Comprehensive income	$4,165	$3,480	$7,355	$6,315

Net income per common share
Basic	$0.37	$0.30	$0.66	$0.55
Diluted	0.35	0.29	0.63	0.53
Weighted average common shares outstanding
Basic	11,202,874	11,562,456	11,188,514	11,529,213
Dilutive effect of stock options and warrants	535,635	266,873	485,584	296,937

Diluted	11,738,509	11,829,329	11,674,098	11,826,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Six months ended March 31,
	2004	2005
Cash flows from operating activities
Net income	$7,329	$6,292
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,115	2,220
Amortization of deferred financing fees	91	91
Losses on disposals of property and equipment	79	29
Deferred income taxes	650	703
Tax benefit from stock option exercises	1,073	120
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net	(666)	(358)
Inventories, net	(920)	347
Prepaid expenses and other current assets	(1,000)	1,532
Other non-current assets, net	20	(4)
Accounts payable	1,101	(779)
Accrued expenses	(1,056)	(491)
Other non-current liabilities	—	(24)

Net cash provided by operating activities	8,816	9,678

Cash flows from investing activities
Acquisitions of businesses, net of cash acquired	—	(5,911)
Purchases of property and equipment	(2,898)	(2,095)

Net cash used in investing activities	(2,898)	(8,006)

Cash flows from financing activities
Payments on other non-current liabilities	(225)	(225)
Proceeds from long-term debt	1,500	3,500
Payments on long-term debt	(8,000)	(3,000)
Proceeds from issuances of common stock	1,086	347
Purchases of common stock for treasury	(425)	(437)

Net cash provided by (used in) financing activities	(6,064)	185

Effect of exchange rate changes on cash	5	2

Net increase (decrease) in cash	(141)	1,859
Cash at beginning of period	2,196	2,134

Cash at end of period	$2,055	$3,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in thousands, except per share data)

1.     INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) to present fairly the consolidated financial position of Nutraceutical International Corporation and its subsidiaries (the "Company") as of March 31, 2005, the results of their operations for the three months and six months ended March 31, 2004 and 2005 and their cash flows for the six months ended March 31, 2004 and 2005, in conformity with accounting principles generally accepted in the United States of America for interim financial information applied on a consistent basis. The results for the three months and six months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Accordingly, these financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 30, 2004, which was filed with the Securities and Exchange Commission on December 3, 2004.

2.     CASH

        As of March 31, 2005, the Company's cash balance included $1,654 held by the Company's captive insurance subsidiary, American Nutritional Casualty Insurance, Inc., which is restricted to use by this subsidiary.

3.     ACCOUNTS RECEIVABLE, NET

        Accounts receivable, net of allowances for sales returns and doubtful accounts, were as follows:

	September 30, 2004	March 31, 2005
Accounts receivable	$12,300	$12,921
Less allowances	(1,733)	(1,778)

	$10,567	$11,143

4.     INVENTORIES, NET

        Inventories, net of reserves for slow moving, obsolete and/or damaged inventory, were as follows:

	September 30, 2004	March 31, 2005
Raw materials	$7,477	$9,215
Work-in-process	6,162	6,450
Finished goods	12,290	11,076

	25,929	26,741
Less reserves	(1,871)	(2,194)

	$24,058	$24,547

5.     ACQUISITIONS

        On March 4, 2005, the Company acquired the Pioneer® brand of nutritional supplements, which are sold in health and natural food stores, by purchasing 100% of the stock of Pioneer Nutritional Formulas, Inc. for approximately $4,016 in cash. This acquisition is in keeping with the Company's business strategy of consolidating the fragmented industry in which it competes.

        This acquisition was accounted for using the purchase method of accounting. Accordingly, the aggregate purchase price was assigned to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. The excess of aggregate purchase price over the fair market values of the assets acquired and liabilities assumed was classified as goodwill. The Company's Condensed Consolidated Statements of Operations and Comprehensive Income presented herein include the activities of this acquired business from the date of acquisition. The following reflects the allocation of the aggregate purchase price for this acquisition to the aggregate assets acquired and liabilities assumed:

Current assets	$600
Property, plant and equipment	319
Goodwill	3,001
Intangible assets	300
Current liabilities	(20)
Non-current deferred income taxes	(184)

$4,016

        The acquired intangible assets represent trademarks and tradenames, which have indefinite lives and are not subject to amortization.

6.     GOODWILL AND INTANGIBLE ASSETS

        The change in the carrying amount of goodwill from September 30, 2004 to March 31, 2005 was as follows:

Goodwill
Balance as of September 30, 2004	$14,108
Goodwill attributable to fiscal 2005 first quarter acquisition	1,368
Goodwill attributable to fiscal 2005 second quarter acquisition	3,001

Balance as of March 31, 2005	$18,477

        The carrying amounts of intangible assets at September 30, 2004 and March 31, 2005 were as follows:

	September 30, 2004			March 31, 2005
							Weighted- Average Amortization Period (Years)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Non-compete agreements	$1,000	$(417)	$583	$1,000	$(583)	$417	3
Trademarks/trade names/patents	300	(206)	94	318	(228)	90	5

	1,300	(623)	677	1,318	(811)	507
Intangible assets not subject to amortization:
Trademarks/trade names/licenses	6,378	—	6,378	6,678	—	6,678

	$7,678	$(623)	$7,055	$7,996	$(811)	$7,185

        Estimated future amortization expense related to the net carrying amount of $507 for intangible assets subject to amortization at March 31, 2005 is as follows:

Year Ending September 30,	Estimated Amortization Expense(1)
2005	$188
2006	282
2007	19
2008	10
2009	7
Thereafter	1

$507

(1)
Estimated amortization expense for the year ending September 30, 2005 includes only amortization to be recorded after March 31, 2005.

7.     CAPITAL STOCK

        Stock options to purchase 155,965 and 140,915 shares of common stock that were outstanding at March 31, 2004 and 2005, respectively, were not included in the computation of diluted earnings per share because the exercise prices of these stock options were greater than the average share price of the Company's common stock and, therefore, the effect would have been antidilutive. All warrants outstanding at March 31, 2004 were included in the computation of diluted earnings per share. No warrants were outstanding at March 31, 2005.

8.     SHARE PURCHASES

        During fiscal 2000, the Company's Board of Directors approved a share purchase program authorizing the Company to buy up to 1,500,000 shares of common stock of the Company. Under this program, the Company purchased 28,495 shares during the three months ended March 31, 2005 for an aggregate price of $437. Total purchases under this stock purchase program from inception to March 31, 2005 were 915,922 shares of common stock for an aggregate price of $6,387. During this time period, the Company also repurchased and cancelled 690,446 warrants related to the Company's common stock for an aggregate purchase price of $1,726. In addition, 55,848 warrants related to the Company's common stock were surrendered and retired in connection with certain exercises.

        On March 31, 2005, the Company retired 453,483 shares of its common stock, which were held in treasury, with an aggregate value of $5,507.

9.     OPERATING SEGMENTS

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

        Net sales outside the United States were less than 10% of consolidated net sales for the three months and six months ended March 31, 2004 and 2005.

10.   STOCK-BASED COMPENSATION

        The Company accounted for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation cost was reflected in net income for the three months and six months ended March 31, 2004 and 2005, as all options granted under those stock-based employee compensation plans had exercise prices equal to the market values of the underlying common shares on the dates of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial

Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended March 31,		Six months ended March 31,
	2004	2005	2004	2005
Net income, as reported	$4,161	$3,486	$7,329	$6,292
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(157)	(124)	(315)	(248)

Pro forma net income	$4,004	$3,362	$7,014	$6,044

Earnings per share
Basic—as reported	$0.37	$0.30	$0.66	$0.55
Diluted—as reported	0.35	0.29	0.63	0.53
Basic—pro forma	$0.36	$0.29	$0.63	$0.52
Diluted—pro forma	0.34	0.28	0.60	0.51

        In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS 123R"). SFAS 123R requires companies to expense the value of employee stock options and similar awards. SFAS 123R is effective for annual financial statements beginning after June 15, 2005 and will apply to all outstanding and unvested share-based payments at the time of adoption. The Company is currently evaluating the impact SFAS 123R will have on its consolidated financial statements and will adopt such standard as required.

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

        The Company sells its branded products under the trademarks Solaray®, KAL®, Nature's Life®, Natural Balance®, NaturalMax®, VegLife®, Premier One®, Sunny Green®, Natural Sport®, FunFresh Foods™, ActiPet®, Action Labs®, Thompson®, Montana Big Sky™, Body Gold® and Pioneer®. The Company also sells branded bulk products and custom blends under the trademark Monarch Nutritional Laboratories™. Under the name Woodland Publishing™, the Company publishes, prints and markets a line of books and booklets to, among others, book distributors, national retail bookstores and health and natural food stores. The Company's neighborhood natural food markets operate under the trade names The Real Food Company™, Thom's Natural Foods™ and Cornucopia Community Market™ and its health food stores operate under the trade names Arizona Health Foods™, Granola's™ and Pilgrim's Natureway™. The Company also distributes the branded products of certain third parties.

        The Company was formed in 1993 by senior management and Bain Capital, Inc. to effect a consolidation strategy in the fragmented vitamin, mineral, herbal and other nutritional supplements industry (the "VMS Industry"). Since its formation, the Company has completed the following acquisitions: Solaray, Inc., Premier One Products, Inc., Makers of KAL, Inc. and Makers of KAL, B.V., Monarch Nutritional Laboratories, Inc., Action Labs, Inc., NutraForce (Canada) International, Inc., Woodland Publishing, Inc. and Summit Graphics, Inc., Thompson Nutritionals, Inc., The Real Food Company, Inc., Thom's Natural Foods, M.K. Health Food Distributors, Inc. (dba Nature's Life), Arizona Health Foods, Inc., Natural Balance, Inc., Montana Naturals, Inc., Cornucopia Community Market, Inc., Pilgrim's Natureway LLC and Pioneer Nutritional Formulas, Inc. As a result of these acquisitions, internal growth and cost management, management believes that the Company is well positioned to continue to capitalize on the consolidation the Company believes is occurring in the VMS Industry.

Results of Operations

        The following table sets forth certain consolidated statement of operations data as a percentage of net sales for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
	2004	2005	2004	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	46.8%	48.7%	47.7%	48.3%

Gross profit	53.2%	51.3%	52.3%	51.7%
Selling, general and administrative	34.2%	35.8%	34.5%	37.1%
Amortization of intangible assets	0.3%	0.3%	0.3%	0.3%

Income from operations	18.7%	15.2%	17.5%	14.3%
Interest and other expense, net	0.7%	0.6%	0.7%	0.5%

Income before provision for income taxes	18.0%	14.6%	16.8%	13.8%
Provision for income taxes	6.9%	5.6%	6.5%	5.3%

Net income	11.1%	9.0%	10.3%	8.5%

EBITDA(1)	21.6%	18.0%	20.5%	17.3%

(1)
See "—EBITDA."

Comparison of the Three Months Ended March 31, 2005 to the Three Months Ended March 31, 2004

        Net Sales.    Net sales increased by $1.2 million, or 3.2%, to $38.8 million for the three months ended March 31, 2005 ("second quarter of fiscal 2005") from $37.6 million for the three months ended March 31, 2004 ("second quarter of fiscal 2004"). Net sales of branded products increased by $0.2 million, or 0.5%, to $31.8 million for the second quarter of fiscal 2005 from $31.6 million for the second quarter of fiscal 2004. The increase in net sales of branded products was related to the integration of the fiscal 2004 third quarter acquisitions of the Natural Balance® and Montana Big Sky™ brands, as well as the March 2005 acquisition of the Pioneer® brand, partially offset by a softness in sales in certain brands and customers within health and natural food stores. Net sales of other products increased by $1.0 million, or 17.6%, to $7.0 million for the second quarter of fiscal 2005 from $6.0 million for the second quarter of fiscal 2004. This increase was related to the integration of the fiscal 2004 acquisition of Cornucopia Community Market, Inc. and the fiscal 2005 acquisition of Pilgrim's Natureway LLC, partially offset by a softness in comparable store sales, which the Company believes is primarily related to decreased low-carb consumer interest and demand.

        Gross Profit.    Gross profit decreased by $0.1 million, or 0.5%, to $19.9 million for the second quarter of fiscal 2005 from $20.0 million for the second quarter of fiscal 2004. As a percentage of net sales, gross profit was 51.3% for the second quarter of fiscal 2005 and 53.2% for the second quarter of fiscal 2004. This decrease in gross profit as a percentage of net sales was primarily attributable to increased material cost as a percentage of net sales, as well as a change in sales mix to lower margin non-branded products, including retail and bulk.

        Selling, General and Administrative.    Selling, general and administrative expenses increased by $1.0 million, or 8.1%, to $13.9 million for the second quarter of fiscal 2005 from $12.9 million for the second quarter of fiscal 2004. As a percentage of net sales, selling, general and administrative expenses increased to 35.8% for the second quarter of fiscal 2005 from 34.2% for the second quarter of fiscal 2004. This increase in selling, general and administrative expenses was primarily attributable to the timing of acquisition and integration-related expenses, including technology and employee transition, for the fiscal 2004 acquisitions of the Natural Balance® and Montana Big Sky™ brands and Cornucopia Community Market, Inc., as well as the fiscal 2005 acquisitions of Pilgrim's Natureway LLC and the Pioneer® brand. Additionally, increased costs associated with litigation and corporate governance impacted the Company in the second quarter of fiscal 2005.

        Amortization of Intangibles.    Amortization of intangibles was $0.1 million for the second quarter of fiscal 2005 and 2004. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

        Interest and Other Expense, Net.    Net interest and other expense was $0.2 million for the second quarter of fiscal 2005 and $0.3 million for the second quarter of fiscal 2004 and primarily consisted of interest expense on indebtedness under the Company's revolving credit facility.

        Provision for Income Taxes.    The Company's effective tax rate was 38.5% for both the second quarter of fiscal 2005 and for the second quarter of fiscal 2004. In each period, the Company's effective tax rate was higher than the federal statutory rate primarily due to state taxes.

Comparison of the Six Months Ended March 31, 2005 to the Six Months Ended March 31, 2004

        Net Sales.    Net sales increased by $3.3 million, or 4.7%, to $74.1 million for the six months ended March 31, 2005 from $70.8 million for the six months ended March 31, 2004. Net sales of branded products increased by $1.8 million, or 3.1%, to $60.9 million for the six months ended March 31, 2005 from $59.1 million for the six months ended March 31, 2004. The increase in net sales of branded products was related to the integration of the fiscal 2004 third quarter acquisitions of the Natural Balance® and Montana Big Sky™ brands, as well as the March 2005 acquisition of the Pioneer® brand, partially offset by a softness in sales in certain brands and customers within health and natural food stores. Net sales of other products increased by $1.5 million, or 12.7%, to $13.2 million for the six months ended March 31, 2005 from $11.7 million for the six months ended March 31, 2004. This increase was related to the integration of the fiscal 2004 acquisition of Cornucopia Community Market, Inc. and the fiscal 2005 acquisition of Pilgrim's Natureway LLC partially offset by a softness in comparable store sales, which the Company believes is primarily related to decreased low-carb consumer interest and demand.

        Gross Profit.    Gross profit increased by $1.3 million, or 3.5%, to $38.3 million for the six months ended March 31, 2005 from $37.0 million for the six months ended March 31, 2004. This increase in gross profit was primarily attributable to the increase in net sales. As a percentage of net sales, gross profit was 51.7% for the six months ended March 31, 2005 and 52.3% for the six months ended March 31, 2004. This decrease in gross profit as a percentage of net sales was primarily attributable to increased material cost as a percentage of net sales, as well as a change in sales mix to lower margin non-branded products, including retail and bulk.

        Selling, General and Administrative.    Selling, general and administrative expenses increased by $3.1 million, or 12.6%, to $27.5 million for the six months ended March 31, 2005 from $24.4 million for the six months ended March 31, 2004. As a percentage of net sales, selling, general and administrative expenses increased to 37.1% for the six months ended March 31, 2005 from 34.5% for the six months ended March 31, 2004. This increase in selling, general and administrative expenses was primarily attributable to the timing of acquisition and integration-related expenses, including technology and employee transition, for the fiscal 2004 acquisitions of the Natural Balance® and Montana Big Sky™ brands and Cornucopia Community Market, Inc., as well as the fiscal 2005 acquisition of Pilgrim's Natureway LLC and the Pioneer® brand. Additionally, increased costs associated with litigation and corporate governance impacted the Company during the six months ended March 31, 2005.

        Amortization of Intangibles.    Amortization of intangibles was $0.2 million for the six months ended March 31, 2005 and 2004. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

        Interest and Other Expense, Net.    Net interest and other expense was $0.4 million for the six months ended March 31, 2005 and $0.5 million for the six months ended March 31, 2004 and primarily consisted of interest expense on indebtedness under the Company's revolving credit facility.

        Provision for Income Taxes.    The Company's effective tax rate was 38.5% for both the six months ended March 31, 2005 and for the six months ended March 31, 2004. In each period, the Company's effective tax rate was higher than the federal statutory rate primarily due to state taxes.

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

	Three months ended March 31,		Six months ended March 31,
	2004	2005	2004	2005
Net income	$4,161	$3,486	$7,329	$6,292
Provision for income taxes	2,605	2,182	4,588	3,939
Interest and other expense, net(1)	276	228	478	380
Depreciation and amortization	1,074	1,101	2,115	2,220

EBITDA	$8,116	$6,997	$14,510	$12,831

(1)
Includes amortization of deferred financing fees and losses associated with fixed asset disposals.

        The Company's EBITDA decreased to $7.0 million for the second quarter of fiscal 2005 from $8.1 million for the second quarter of fiscal 2004. EBITDA as a percentage of net sales decreased to 18.0% for the second quarter of fiscal 2005 from 21.6% for the second quarter of fiscal 2004. This decrease in EBITDA was primarily related to increases in selling, general and administrative expenses (see—"Results of Operations").

        The Company's EBITDA decreased to $12.8 million for the six months ended March 31, 2005 from $14.5 million for the six months ended March 31, 2004. EBITDA as a percentage of net sales decreased to 17.3% for the six months ended March 31, 2005 from 20.5% for the six months ended March 31, 2004. This decrease in EBITDA was primarily related to increases in selling, general and administrative expenses (see—"Results of Operations").

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

Liquidity and Capital Resources

        The Company had working capital of $29.2 million as of March 31, 2005 compared to $26.5 million as of September 30, 2004. This increase in working capital was primarily the result of increases in cash, accounts receivable and inventories and decreases in accounts payable and accrued expenses, partially offset by a decrease in prepaid expenses and other current assets.

        Net cash provided by operating activities for the six months ended March 31, 2005 was $9.7 million compared to $8.8 million for the comparable period in fiscal 2004. The increase in net cash provided by operating activities for the six months ended March 31, 2005 was primarily attributable to the change in cash provided by accounts receivable, inventories, prepaid expenses and other current assets and accrued expenses, partially offset by decreases in net income and the tax benefit from stock option exercises, as well as the change in cash used for accounts payable.

        Net cash used in investing activities was $8.0 million for the six months ended March 31, 2005 and $2.9 million for the comparable period in fiscal 2004. The Company's investing activities consisted primarily of acquisitions of businesses during the six months ended March 31, 2005 and capital expenditures. Capital expenditures during these periods related primarily to distribution and manufacturing equipment, building improvements related to facility consolidation efforts and information systems, including retail technology. The Company intends to finance anticipated capital expenditures through internally generated cash flow and, if necessary, through funds provided under its revolving credit facility.

        Net cash provided by (used in) financing activities was $0.2 million for the six months ended March 31, 2005 compared to $(6.1) million for the comparable period in fiscal 2004. During these periods, financing activities primarily related to borrowings and repayments under the Company's revolving credit facility, purchases of common stock for treasury and proceeds from the issuance of common stock.

        The Company's current revolving credit facility had available credit borrowings of $53.75 million at March 31, 2005. The available credit borrowings are reduced quarterly by $1.25 million with the next reduction occurring in June 2005. Borrowings under the revolving credit facility are collateralized by substantially all assets of the Company. At the Company's election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At March 31, 2005, the applicable weighted-average interest rate for borrowings was 4.30%. The Company is also required to pay a variable quarterly fee on the unused balance under the revolving credit facility. At March 31, 2005, the applicable rate was 0.25%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The revolving credit facility matures on January 28, 2007, and the Company is required to repay all principal outstanding under the revolving credit facility on such date.

        The revolving credit facility contains restrictive covenants, including restrictions on incurring other indebtedness, limitations on capital expenditures and requirements that the Company maintain certain financial ratios. As of March 31, 2005, the Company was in compliance with these restrictive covenants.

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

        The Company's significant non-cancelable operating lease obligations as of March 31, 2005 were as follows:

Year Ending September 30,	Operating Leases(1)
2005	$978
2006	1,201
2007	1,023
2008	414
2009	161
Thereafter	150

$3,927

(1)
The amount for the year ending September 30, 2005 includes only payments to be made after March 31, 2005.

New Accounting Standards

        In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS 123R"). SFAS 123R requires companies to expense the value of employee stock options and similar awards. SFAS 123R is effective for annual financial statements beginning after June 15, 2005 and will apply to all outstanding and unvested share-based payments at the time of adoption. The Company is currently evaluating the impact SFAS 123R will have on its consolidated financial statements and will adopt such standard as required.

        Based on the Company's review of other new accounting standards released during the quarter ended March 31, 2005, the Company did not identify any standard requiring adoption that would have a significant impact on its consolidated financial statements for the periods reported.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        At the Company's election, borrowings under the Company's revolving credit facility bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At March 31, 2005, the applicable weighted-average interest rate for borrowings was 4.30% and the Company had total borrowings outstanding of $7.0 million. To date, the Company has not obtained interest rate protection with respect to these borrowings.

        With respect to its international operations, the Company is subject to currency fluctuations; however, the Company does not believe that these fluctuations would have a material adverse impact on the Company's financial position. To date, the Company has not hedged any of its potential foreign currency exposures.

Item 4. Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    The Company's chief executive officer and chief financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective to provide reasonable assurance that material information related to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this report was prepared.

        In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible disclosure controls and procedures.

        Changes in Internal Controls.    There were no significant changes in the Company's internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Stockholders of the Company was held on February 14, 2005, at which meeting the stockholders voted to elect two individuals to serve as Class I Directors of the Company and to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending September 30, 2005.

        The nominees for election as Class I Directors of the Company are listed below. The results were as follows:

Nominee	For	Against/ Withheld	Abstain	Non-Voting
J. Kimo Esplin	10,757,351	441,794	—	305,060
Jeffrey A. Hinrichs	8,497,510	2,701,635	—	305,060

        The names of other Directors of the Company whose term of office continued after the meeting are as follows:

    Gregory M. Benson
    Michael D. Burke
    Frank W. Gay II
    James D. Stice
    J. Steven Young

        Other matters voted upon at the meeting and the results of those votes were as follows:

	For	Against/ Withheld	Abstain	Non-Voting
Ratification of PricewaterhouseCoopers LLP as the Company's independent auditors	11,000,323	196,722	2,100	305,060

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K

          The following reports were filed on Form 8-K during the last quarter covered by this report:

      (i)
      On January 26, 2005, the Company reported additional information on tax fees paid to PricewaterhouseCoopers LLP for the years ended September 30, 2003 and 2004.

      (ii)
      On January 27, 2005, the Company reported results for the fiscal 2005 first quarter ended December 31, 2004.

      (iii)
      On February 11, 2005, the Company announced the withdrawal of Proposal III of its Proxy Statement from vote or other action at the 2005 Annual Meeting of Stockholders held February 14, 2005. Proposal III related to approval of the 2005 Long-Term Equity Incentive Plan.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEUTICAL INTERNATIONAL CORPORATION (Registrant)
Date: April 28, 2005	By:	/s/ LESLIE M. BROWN, JR. Leslie M. Brown, Jr. Senior Vice President, Finance, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)