Form 10-Q
period 2005-06-30
NUTRACEUTICAL INTERNATIONAL CORP
filed 2005-07-29
CIK 1050007

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

YES ☒   NO ☐

At July 29, 2005, the registrant had 11,465,603 shares of common stock outstanding.

NUTRACEUTICAL INTERNATIONAL CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements

NUTRACEUTICAL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30,	June 30,
	2004(1)	2005
ASSETS
Current assets
Cash	$2,134	$2,027
Accounts receivable, net	10,567	10,369
Inventories, net	24,058	25,281
Prepaid expenses and other current assets	3,372	2,109
Deferred income taxes	1,118	1,188
Total current assets	41,249	40,974
Property, plant and equipment, net	22,657	24,289
Goodwill	14,108	18,387
Intangible assets, net	7,055	7,100
Other non-current assets, net	796	652
Deferred income taxes, net	7,522	6,303
	$93,387	$97,705
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,844	$8,530
Accrued expenses	4,950	4,772
Total current liabilities	14,794	13,302
Long-term debt	6,500	5,000
Other non-current liabilities	494	245
Total liabilities	21,788	18,547
Stockholders’ equity
Common stock	119	114
Additional paid-in capital	45,530	39,046
Retained earnings	30,380	39,875
Accumulated other comprehensive income	173	123
Treasury stock	(4,603)	—
Total stockholders’ equity	71,599	79,158
	$93,387	$97,705

(1)          The condensed consolidated balance sheet as of September 30, 2004 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2004	2005	2004	2005
Net sales	$33,787	$37,233	$104,614	$111,381
Cost of sales	15,984	18,092	49,785	53,929
Gross profit	17,803	19,141	54,829	57,452
Operating expenses
Selling, general and administrative	12,808	13,676	37,251	41,188
Amortization of intangible assets	93	94	281	282
Income from operations	4,902	5,371	17,297	15,982
Interest and other expense, net	172	162	650	542
Income before provision for income taxes	4,730	5,209	16,647	15,440
Provision for income taxes	1,821	2,006	6,409	5,945
Net income	$2,909	$3,203	$10,238	$9,495
Other comprehensive income/(loss)
Foreign currency translation adjustment, net of tax	(3)	(73)	23	(50)
Comprehensive income	$2,906	$3,130	$10,261	$9,445
Net income per common share
Basic	$0.25	$0.28	$0.91	$0.82
Diluted	0.24	0.27	0.87	0.80
Weighted average common shares outstanding
Basic	11,496,923	11,560,503	11,290,942	11,539,643
Dilutive effect of stock options and warrants	526,193	199,073	499,120	264,315
Diluted	12,023,116	11,759,576	11,790,062	11,803,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine months ended June 30,
	2004	2005
Cash flows from operating activities
Net income	$10,238	$9,495
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,207	3,279
Amortization of deferred financing fees	137	137
Losses on disposals of property and equipment	88	40
Deferred income taxes	964	1,003
Tax benefit from stock option exercises	3,193	333
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net	1,372	416
Inventories, net	(2,725)	(387)
Prepaid expenses and other current assets	(2,540)	1,311
Other non-current assets, net	20	(18)
Accounts payable	893	(1,314)
Accrued expenses	494	(257)
Other non-current liabilities	—	(24)
Net cash provided by operating activities	15,341	14,014
Cash flows from investing activities
Acquisitions of businesses, net of cash acquired	(9,388)	(5,821)
Purchases of property and equipment	(4,132)	(4,350)
Net cash used in investing activities	(13,520)	(10,171)
Cash flows from financing activities
Payments on other non-current liabilities	(225)	(225)
Proceeds from long-term debt	9,000	5,500
Payments on long-term debt	(12,000)	(7,000)
Proceeds from issuances of common stock	2,705	831
Purchases of common stock for treasury	(425)	(3,050)
Net cash used in financing activities	(945)	(3,944)
Effect of exchange rate changes on cash	5	(6)
Net increase (decrease) in cash	881	(107)
Cash at beginning of period	2,196	2,134
Cash at end of period	$3,077	$2,027

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) to present fairly the consolidated financial position of Nutraceutical International Corporation and its subsidiaries (the “Company”) as of June 30, 2005, the results of their operations for the three months and nine months ended June 30, 2004 and 2005 and their cash flows for the nine months ended June 30, 2004 and 2005, in conformity with accounting principles generally accepted in the United States of America for interim financial information applied on a consistent basis. The results for the three months and nine months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.

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

2. ACCOUNTS RECEIVABLE, NET

Accounts receivable, net of allowances for sales returns and doubtful accounts, were as follows:

	September 30,	June 30,
	2004	2005
Accounts receivable	$12,300	$12,196
Less allowances	(1,733)	(1,827)
	$10,567	$10,369

3. INVENTORIES, NET

Inventories, net of reserves for slow moving, obsolete and/or damaged inventory, were as follows:

	September 30,	June 30,
	2004	2005
Raw materials	$7,477	$9,627
Work-in-process	6,162	6,784
Finished goods	12,290	10,993
	25,929	27,404
Less reserves	(1,871)	(2,123)
	$24,058	$25,281

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(dollars in thousands, except per share data)

4. GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill from September 30, 2004 to June 30, 2005 was as follows:

Goodwill
Balance as of September 30, 2004	$14,108
Goodwill attributable to fiscal 2005 first quarter acquisition	1,368
Goodwill attributable to fiscal 2005 second quarter acquisition	3,001
Purchase accounting adjustment related to fiscal 2004 acquisition	(90)
Balance as of June 30, 2005	$18,387

The carrying amounts of intangible assets at September 30, 2004 and June 30, 2005 were as follows:

	September 30, 2004			June 30, 2005			Weighted-
	Gross		Net	Gross		Net	Average
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Amount	Amortization	Amount	Period (Years)
Intangible assets subject to amortization:
Non-compete agreements	$1,000	$(417)	$583	$1,000	$(667)	$333	3
Trademarks/trade names/patents	300	(206)	94	327	(238)	89	5
	1,300	(623)	677	1,327	(905)	422
Intangible assets not subject to amortization:
Trademarks/trade names/licenses	6,378	—	6,378	6,678	—	6,678
	$7,678	$(623)	$7,055	$8,005	$(905)	$7,100

Estimated future amortization expense related to the net carrying amount of $422 for intangible assets subject to amortization at June 30, 2005 is as follows:

Estimated
Amortization
Year Ending September 30,	Expense(1)
2005	$94
2006	284
2007	21
2008	12
2009	9
Thereafter	2
$422

(1)          Estimated amortization expense for the year ending September 30, 2005 includes only amortization to be recorded after June 30, 2005.

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(dollars in thousands, except per share data)

5. CAPITAL STOCK

All stock options outstanding at June 30, 2004 were included in the computation of diluted earnings per share. Stock options to purchase 140,340 shares of common stock that were outstanding at June 30, 2005 were not included in the computation of diluted earnings per share because the exercise prices of these stock options were greater than the average share price of the Company’s common stock and, therefore, the effect would have been antidilutive. All warrants outstanding at June 30, 2004 were included in the computation of diluted earnings per share. No warrants were outstanding at June 30, 2005.

6. SHARE PURCHASES

During fiscal 2000, the Company’s Board of Directors approved a share purchase program authorizing the Company to buy up to 1,500,000 shares of common stock of the Company. Under this program, the Company purchased 199,300 shares during the three months ended June 30, 2005 for an aggregate price of $2,613. These shares of common stock held in treasury were retired on June 30, 2005. Total purchases under this stock purchase program from inception to June 30, 2005 were 1,115,222 shares of common stock for an aggregate price of $9,000. During this time period, the Company also repurchased and cancelled 690,446 warrants related to the Company’s common stock for an aggregate purchase price of $1,726. In addition, 55,848 warrants related to the Company’s common stock were surrendered and retired in connection with certain exercises.

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

Net sales outside the United States were less than 10% of consolidated net sales for the three months and nine months ended June 30, 2004 and 2005.

8. STOCK-BASED COMPENSATION

The Company accounted for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation cost was reflected in net income for the three months and nine months ended June 30, 2004 and 2005, as all options granted under those stock-based employee compensation plans had exercise prices equal to the market values of the underlying common shares on the dates of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(dollars in thousands, except per share data)

8. STOCK-BASED COMPENSATION (Continued)

	Three months ended June 30,		Nine months ended June 30,
	2004	2005	2004	2005
Net income, as reported	$2,909	$3,203	$10,238	$9,495
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(161)	(124)	(471)	(371)
Pro forma net income	$2,748	$3,079	$9,767	$9,124
Earnings per share
Basic—as reported	$0.25	$0.28	$0.91	$0.82
Diluted—as reported	0.24	0.27	0.87	0.80
Basic—pro forma	$0.24	$0.27	$0.87	$0.79
Diluted—pro forma	0.23	0.26	0.83	0.77

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

The Company sells its branded products under the trademarks Solaray®, KAL®, Nature’s Life®, Natural Balance®, NaturalMax®, VegLife®, Premier One®, Sunny Green®, Natural Sport®, FunFresh Foods™, ActiPet®, Action Labs®, Thompson®, Montana Big Sky™, Body Gold® and Pioneer® . The Company also sells branded bulk products and custom blends under the trademark Monarch Nutritional Laboratories™. Under the name Woodland Publishing™, the Company publishes, prints and markets a line of books and booklets to, among others, book distributors, national retail bookstores and health and natural food stores. The Company’s neighborhood natural food markets operate under the trade names The Real Food Company™, Thom’s Natural Foods™ and Cornucopia Community Market™ and its health food stores operate under the trade names Arizona Health Foods™, Granola’s™ and Pilgrim’s Natureway™. The Company also distributes the branded products of certain third parties.

The Company was formed in 1993 by senior management and Bain Capital, Inc. to effect a consolidation strategy in the fragmented vitamin, mineral, herbal and other nutritional supplements industry (the “VMS Industry”). Since its formation, the Company has completed the following acquisitions: Solaray, Inc., Premier One Products, Inc., Makers of KAL, Inc. and Makers of KAL, B.V., Monarch Nutritional Laboratories, Inc., Action Labs, Inc., NutraForce (Canada) International, Inc., Woodland Publishing, Inc. and Summit Graphics, Inc., Thompson Nutritionals, Inc., The Real Food Company, Inc., Thom’s Natural Foods, M.K. Health Food Distributors, Inc. (dba Nature’s Life), Arizona Health Foods, Inc., Natural Balance, Inc., Montana Naturals, Inc., Cornucopia Community Market, Inc., Pilgrim’s Natureway LLC and Pioneer Nutritional Formulas, Inc. As a result of these acquisitions, internal growth and cost management, management believes that the Company is well positioned to continue to capitalize on the consolidation the Company believes is occurring in the VMS Industry.

Critical Accounting Policies

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Estimates included values and lives assigned to acquired intangible assets, reserves for customer returns and allowances, uncollectible accounts receivable and slow moving, obsolete and/or damaged inventory.

The Company’s estimates and judgments related to its critical accounting policies, including factors and assumptions considered in making these estimates and judgments, did not vary significantly for the periods presented and had no material impact on the consolidated financial statements as reported. The Company’s critical accounting policies include, but are not limited to:

Accounts Receivable—Provision is made for estimated bad debts based on periodic analysis of individual customer balances, including an evaluation of days sales outstanding, payment history, recent payment trends and perceived credit worthiness. If general economic conditions and/or customer financial condition were to change, additional provisions for bad debts may be required, which could have a material impact on the consolidated financial statements.

Inventories—Provision is made for slow moving, obsolete and/or damaged inventory based on periodic analysis of individual inventory items, including an evaluation of historical usage and/or movement, age, expiration date and general condition. If market demand and/or consumer preferences are less favorable than historical trends or future expectations, additional provisions for slow moving, obsolete and/or damaged inventory may be required, which could have a material impact on the consolidated financial statements.

Property, Plant and Equipment—Depreciation and amortization expense is impacted by the Company’s judgments regarding the estimated useful lives of assets placed in service. If the estimated lives of assets are significantly less than expected, depreciation and amortization expense would be accelerated, which could have a material impact on the consolidated financial statements.

Goodwill and Intangible Assets—Statement of Financial Accounting Standards No. 141, Business Combinations, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), require estimates and judgments in determining the initial recognition and measurement of goodwill and intangible assets, including factors and assumptions used in determining fair value and useful life.  Intangible assets with finite useful lives are amortized while intangible assets with indefinite useful lives are not amortized. In addition, SFAS 142 requires ongoing, periodic impairment testing, which relies on such factors and assumptions as identified reporting units, as well as expected future net cash flows relative to recorded book values. If an asset impairment were identified, a loss would be recorded, which could have a material impact on the consolidated financial statements.

Revenue Recognition—Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, which states that revenue should be recognized when the following criteria are met:  (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. The Company believes that these criteria are satisfied upon shipment from its facilities or, in the case of the Company’s neighborhood natural food markets and health food stores, at the point of sale within these stores. Revenue is reduced by provisions for estimated returns and allowances, which are based on historical averages that have not varied significantly for the periods presented, as well as specific known claims, if any. No other significant deductions from revenue must be estimated at the point in time that revenue is recognized.

Results of Operations

The following table sets forth certain consolidated statement of operations data as a percentage of net sales for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
	2004	2005	2004	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	47.3%	48.6%	47.6%	48.4%
Gross profit	52.7%	51.4%	52.4%	51.6%
Selling, general and administrative	37.9%	36.7%	35.6%	37.0%
Amortization of intangible assets	0.3%	0.3%	0.3%	0.3%
Income from operations	14.5%	14.4%	16.5%	14.3%
Interest and other expense, net	0.5%	0.4%	0.6%	0.4%
Income before provision for income taxes	14.0%	14.0%	15.9%	13.9%
Provision for income taxes	5.4%	5.4%	6.1%	5.4%
Net income	8.6%	8.6%	9.8%	8.5%
EBITDA(1)	17.7%	17.3%	19.6%	17.3%

(1)          See “—EBITDA.”

Comparison of the Three Months Ended June 30, 2005 to the Three Months Ended June 30, 2004

Net Sales.   Net sales increased by $3.4 million, or 10.2%, to $37.2 million for the three months ended June 30, 2005 (“third quarter of fiscal 2005”) from $33.8 million for the three months ended June 30, 2004 (“third quarter of fiscal 2004”). Net sales of branded products increased by $2.1 million, or 7.3%, to $30.4 million for the third quarter of fiscal 2005 from $28.3 million for the third quarter of fiscal 2004. The increase in net sales of branded products was related to the integration of the fiscal 2004 third quarter acquisitions of the Natural Balance® and Montana Big Sky™ brands, as well as the March 2005 acquisition of the Pioneer® brand and, to a lesser extent, an increase in sales in certain brands and customers within health and natural food stores. Net sales of other products increased by $1.3 million, or 25.3%, to $6.8 million for the third quarter of fiscal 2005 from $5.5 million for the third quarter of fiscal 2004. This increase was related to the integration of the fiscal 2004 acquisition of Cornucopia Community Market, Inc. and the fiscal 2005 acquisition of Pilgrim’s Natureway LLC, partially offset by a softness in comparable store sales, which the Company believes is primarily related to decreased low-carb consumer interest and demand.

Gross Profit.   Gross profit increased by $1.3 million, or 7.5%, to $19.1 million for the third quarter of fiscal 2005 from $17.8 million for the third quarter of fiscal 2004. This increase in gross profit was primarily attributable to the increase in net sales. As a percentage of net sales, gross profit was 51.4% for the third quarter of fiscal 2005 and 52.7% for the third quarter of fiscal 2004. This decrease in gross profit as a percentage of net sales was primarily attributable to increased material cost as a percentage of net sales, as well as a change in sales mix to lower margin non-branded products, including retail and bulk.

Selling, General and Administrative.   Selling, general and administrative expenses increased by $0.9 million, or 6.8%, to $13.7 million for the third quarter of fiscal 2005 from $12.8 million for the third quarter of fiscal 2004. This increase in selling, general and administrative expenses was primarily attributable to the timing of acquisition and integration-related expenses, including technology and employee transition, for the fiscal 2004 acquisitions of the Natural Balance® and Montana Big Sky™ brands and Cornucopia Community Market, Inc., as well as the fiscal 2005 acquisitions of Pilgrim’s Natureway LLC and the Pioneer® brand. Additionally, increased costs associated with insurance impacted the Company in the third quarter of fiscal 2005. As a percentage of net sales, selling, general and administrative expenses decreased to 36.7% for the third quarter of fiscal 2005 from 37.9% for the third quarter of fiscal 2004. This decrease in selling, general and administrative expenses, as a percentage of net sales, was primarily attributable to year-over-year sales increases in relation to certain fixed expenses.

Amortization of Intangibles.   Amortization of intangibles was $0.1 million for the third quarter of fiscal 2005 and 2004. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

Interest and Other Expense, Net.   Net interest and other expense was $0.2 million for the third quarter of fiscal 2005 and 2004 and primarily consisted of interest expense on indebtedness under the Company’s revolving credit facility.

Provision for Income Taxes.   The Company’s effective tax rate was 38.5% for both the third quarter of fiscal 2005 and for the third quarter of fiscal 2004. In each period, the Company’s effective tax rate was higher than the federal statutory rate primarily due to state taxes.

Comparison of the Nine Months Ended June 30, 2005 to the Nine Months Ended June 30, 2004

Net Sales.   Net sales increased by $6.8 million, or 6.5%, to $111.4 million for the nine months ended June 30, 2005 from $104.6 million for the nine months ended June 30, 2004. Net sales of branded products increased by $3.9 million, or 4.4%, to $91.3 million for the nine months ended June 30, 2005 from $87.4 million for the nine months ended June 30, 2004. The increase in net sales of branded products was related to the integration of the fiscal 2004 third quarter acquisitions of the Natural Balance® and Montana Big Sky™ brands, as well as the March 2005 acquisition of the Pioneer® brand, partially offset by a softness in sales in certain brands and customers within health and natural food stores. Net sales of other products increased by $2.9 million, or 16.7%, to $20.1 million for the nine months ended June 30, 2005 from $17.2 million for the nine months ended June 30, 2004. This increase was related to the integration of the fiscal 2004 acquisition of Cornucopia Community Market, Inc. and the fiscal 2005 acquisition of Pilgrim’s Natureway LLC, partially offset by a softness in comparable store sales, which the Company believes is primarily related to decreased low-carb consumer interest and demand.

Gross Profit.   Gross profit increased by $2.7 million, or 4.8%, to $57.5 million for the nine months ended June 30, 2005 from $54.8 million for the nine months ended June 30, 2004. This increase in gross profit was primarily attributable to the increase in net sales. As a percentage of net sales, gross profit was 51.6% for the nine months ended June 30, 2005 and 52.4% for the nine months ended June 30, 2004. This decrease in gross profit as a percentage of net sales was primarily attributable to increased material cost as a percentage of net sales, as well as a change in sales mix to lower margin non-branded products, including retail and bulk.

Selling, General and Administrative.   Selling, general and administrative expenses increased by $3.9 million, or 10.6%, to $41.2 million for the nine months ended June 30, 2005 from $37.3 million for the nine months ended June 30, 2004. As a percentage of net sales, selling, general and administrative expenses increased to 37.0% for the nine months ended June 30, 2005 from 35.6% for the nine months ended June 30, 2004. This increase in selling, general and administrative expenses was primarily attributable to the timing of acquisition and integration-related expenses, including technology and employee transition, for the fiscal 2004 acquisitions of the Natural Balance® and Montana Big Sky™ brands and Cornucopia Community Market, Inc., as well as the fiscal 2005 acquisition of Pilgrim’s Natureway LLC and the Pioneer® brand. Additionally, increased costs associated with litigation, insurance and corporate governance impacted the Company during the nine months ended June 30, 2005.

Amortization of Intangibles.   Amortization of intangibles was $0.3 million for the nine months ended June 30, 2005 and 2004. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

Interest and Other Expense, Net.   Net interest and other expense was $0.5 million for the nine months ended June 30, 2005 and $0.7 million for the nine months ended June 30, 2004 and primarily consisted of interest expense on indebtedness under the Company’s revolving credit facility.

Provision for Income Taxes.   The Company’s effective tax rate was 38.5% for both the nine months ended June 30, 2005 and for the nine months ended June 30, 2004. In each period, the Company’s effective tax rate was higher than the federal statutory rate primarily due to state taxes.

EBITDA

EBITDA (a non-GAAP measure) is defined as earnings before net interest and other expense, taxes, depreciation and amortization. EBITDA has some inherent limitations in measuring operating performance due to the exclusion of certain financial elements such as depreciation and is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. Furthermore, EBITDA is not intended to be a substitute for cash flows from operating activities, as a measure of liquidity, or an alternative to net income in determining the Company’s operating performance in accordance with generally accepted accounting principles. The Company’s use of EBITDA should be considered within the following context:

•       The Company acknowledges that plant and equipment (while less important in the Company’s line of business due to outsourcing alternatives) are necessary to earn revenue based on the Company’s current business model.

•       The Company’s use of EBITDA as a measure of operating performance is not based on any Company belief about the reasonableness of excluding depreciation when measuring financial performance.

•       The Company’s use of EBITDA is supported by the importance of EBITDA to the following key stakeholders:

•        Analysts—who estimate the Company’s projected EBITDA and other EBITDA-based metrics in their independently developed financial models for investors;

•        Creditors—who evaluate the Company’s operating performance based on compliance with certain EBITDA-based debt covenants;

•        Investment Bankers—who use EBITDA and other EBITDA-based metrics in their written evaluations and comparisons of companies within the Company’s industry; and

•        Board of Directors and Executive Management—who use EBITDA as an essential metric for evaluating management performance relative to the Company’s operating budget and bank covenant compliance, as well as the Company’s ability to service debt and raise capital for growth opportunities, including acquisitions, which are a critical component to the Company’s stated strategy. Historically, the Company has recorded a monthly accrual for incentive compensation, which has been paid out to executive management, as well as other employees. This monthly accrual is computed as a percentage of EBITDA.

The following table sets forth a reconciliation of net income to EBITDA for each period included herein:

	Three months ended June 30,		Nine months ended June 30,
	2004	2005	2004	2005
Net income	$2,909	$3,203	$10,238	$9,495
Provision for income taxes	1,821	2,006	6,409	5,945
Interest and other expense, net(1)	172	162	650	542
Depreciation and amortization	1,092	1,059	3,207	3,279
EBITDA	$5,994	$6,430	$20,504	$19,261

(1)          Includes amortization of deferred financing fees and losses associated with fixed asset disposals.

The Company’s EBITDA increased to $6.4 million for the third quarter of fiscal 2005 from $6.0 million for the third quarter of fiscal 2004. EBITDA as a percentage of net sales decreased to 17.3% for the third quarter of fiscal 2005 from 17.7% for the third quarter of fiscal 2004.

The Company’s EBITDA decreased to $19.3 million for the nine months ended June 30, 2005 from $20.5 million for the nine months ended June 30, 2004. EBITDA as a percentage of net sales decreased to 17.3% for the nine months ended June 30, 2005 from 19.6% for the nine months ended June 30, 2004.

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

Liquidity and Capital Resources

The Company had working capital of $27.7 million as of June 30, 2005 compared to $26.5 million as of September 30, 2004. This increase in working capital was primarily the result of an increase in inventories and decreases in accounts payable and accrued expenses, partially offset by decreases in accounts receivable and prepaid expenses and other current assets.

Net cash provided by operating activities for the nine months ended June 30, 2005 was $14.0 million compared to $15.3 million for the comparable period in fiscal 2004. The decrease in net cash provided by operating activities for the nine months ended June 30, 2005 was primarily attributable to decreases in net income and the tax benefit from stock option exercises as well as changes in cash used for accounts receivable, accounts payable and accrued expenses, partially offset by changes in cash provided by inventories and prepaid expenses and other current assets.

Net cash used in investing activities was $10.2 million for the nine months ended June 30, 2005 and $13.5 million for the comparable period in fiscal 2004. The Company’s investing activities during these periods consisted of acquisitions of businesses and capital expenditures. Capital expenditures during these periods related primarily to distribution and manufacturing equipment, building improvements related to facility consolidation efforts and information systems, including retail technology. The Company intends to finance anticipated capital expenditures through internally generated cash flow and, if necessary, through funds provided under its revolving credit facility.

Net cash used in financing activities was $3.9 million for the nine months ended June 30, 2005 compared to $0.9 million for the comparable period in fiscal 2004. During these periods, financing activities primarily related to borrowings and repayments under the Company’s revolving credit facility, purchases of common stock for treasury and proceeds from the issuance of common stock.

The Company’s current revolving credit facility had available credit borrowings of $52.5 million at June 30, 2005. The available credit borrowings are reduced quarterly by $1.25 million with the next reduction occurring in September 2005. Borrowings under the revolving credit facility are collateralized by substantially all assets of the Company. At the Company’s election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At June 30, 2005, the applicable weighted-average interest rate for borrowings was 4.73%. The Company is also required to pay a variable quarterly fee on the unused balance under the revolving credit facility. At June 30, 2005, the applicable rate was 0.25%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The revolving credit facility matures on January 28, 2007, and the Company is required to repay all principal outstanding under the revolving credit facility on such date.

The revolving credit facility contains restrictive covenants, including restrictions on incurring other indebtedness, limitations on capital expenditures and requirements that the Company maintain certain financial ratios. As of June 30, 2005, the Company was in compliance with these restrictive covenants. Upon the occurrence of a default or an event of default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring the Company to repay all amounts outstanding under the revolving credit facility.

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

The Company’s significant non-cancelable contractual obligations as of June 30, 2005 were as follows:

	Payments Due By Period
	(dollars in thousands)
		Less Than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-term debt	$5,000	$—	$5,000	$—	$—
Interest on long-term debt(a)	598	381	217	—	—
Operating leases	4,420	1,758	2,258	321	83
Total	$10,018	$2,139	$7,475	$321	$83

(a)           Represents estimated interest obligations associated with the Company’s outstanding revolving credit facility balance of $5.0 million at June 30, 2005, assuming no principal payments are made before maturity, a weighted-average interest rate of 4.73% and an underutilization fee rate of 0.25%.

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

Based on the Company’s review of other new accounting standards released during the quarter ended June 30, 2005, the Company did not identify any standard requiring adoption that would have a significant impact on its consolidated financial statements for the periods reported.

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

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk

At the Company’s election, borrowings under the Company’s revolving credit facility bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At June 30, 2005, the applicable weighted-average interest rate for borrowings was 4.73% and the Company had total borrowings outstanding of $5.0 million. To date, the Company has not obtained interest rate protection with respect to these borrowings.

With respect to its international operations, the Company is subject to currency fluctuations; however, the Company does not believe that these fluctuations would have a material adverse impact on the Company’s financial position. To date, the Company has not hedged any of its potential foreign currency exposures.

Item 4.                        Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   The Company’s chief executive officer and chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that material information related to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this report was prepared.

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

Changes in Internal Controls.   There were no significant changes in the Company’s internal controls over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

In the opinion of management, the outcomes of individual regulatory and legal matters in which the Company is presently involved are not probable and no estimate can be made of the range of potential gains or losses. While incapable of estimation, in the opinion of management, the individual regulatory and legal matters in which it is involved are not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, the aggregate liability of the Company arising from regulatory and legal proceedings related to these matters could have a material effect on the Company’s financial position, results of operations or cash flows.

Item 6.                        Exhibits and Reports on Form 8-K

(a)   Exhibits

31.1   Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1   Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8-K

The following reports were filed on Form 8-K during the last quarter covered by this report:

(i)             On April 14, 2005, the Company announced an important court decision that was issued on April 13, 2005. The United States District Court for the District of Utah, Central Division, granted the Company’s motion for summary judgment against FDA in the Company’s lawsuit involving FDA’s Final Rule on Ephedra.

(ii)         On April 28, 2005, the Company reported results for the fiscal 2005 second quarter and six months ended March 31, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEUTICAL INTERNATIONAL CORPORATION
(Registrant)

Date: July 29, 2005	By:	/s/ LESLIE M. BROWN, JR.
Leslie M. Brown, Jr. Senior Vice President, Finance, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)