Form 10-K
period 2005-09-30
NUTRACEUTICAL INTERNATIONAL CORP
filed 2005-12-01
CIK 1050007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Fiscal Year Ended September 30, 2005

or

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from              to

Commission file number: 000-23731

NUTRACEUTICAL INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	87-0515089
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

1400 Kearns Boulevard, 2nd Floor
Park City, Utah 84060

(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code: (435) 655-6106

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 31, 2005 at a closing sale price of $15.86 as reported by the Nasdaq National Market was approximately $166.7 million. Shares of common stock held by each officer and director and by each person who owns or may be deemed to own 10% or more of the outstanding common stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of November 28, 2005, the Registrant had 11,478,650 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be used in connection with the solicitation of proxies for the Registrant’s 2006 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

NUTRACEUTICAL INTERNATIONAL CORPORATION
ANNUAL REPORT ON FORM 10-K
For The Fiscal Year Ended September 30, 2005
TABLE OF CONTENTS

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report, and other materials accompanying this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•       The benefits associated with the consolidation and integration of acquired businesses;

•       The recognition of our brands in our industry;

•       Our ability to capitalize on the consolidation we believe is occurring in our industry;

•       The performance of the VMS Industry generally;

•       The effectiveness of our manufacturing quality control measures;

•       The effectiveness of our marketing and sales efforts;

•       The availability of raw materials;

•       Current and future government regulation of our products;

•       Our beliefs with respect to our competitive position;

•       The outcome of any legal proceedings in which we are involved;

•       Our beliefs with respect to EBITDA as a measure of the performance of our business;

•       Our ability to successfully integrate our acquisitions and to make future acquisitions; and

•       The effectiveness of our disclosure controls and procedures and our internal control over financial reporting.

These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. For a detailed discussion of these risks and uncertainties, see “Risk Factors” in Item 1A of this Annual Report on Form 10-K. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

PART I

Item 1.                        Business

We were incorporated in Delaware in 1993 and maintain our principal executive offices at 1400 Kearns Boulevard, 2nd Floor, Park City, Utah, 84060. For convenience in this report, the terms “Company,” “Nutraceutical,” “we” and “us” may be used to refer to Nutraceutical International Corporation and/or its subsidiaries, except where indicated otherwise. Our telephone number is (435) 655-6106.

General

We are an integrated manufacturer, marketer, distributor and retailer of branded nutritional supplements and other natural products sold primarily to and through domestic health and natural food stores. Internationally, we market and distribute branded nutritional supplements and other natural products to and through health and natural product distributors and retailers. Our core business strategy is to acquire, integrate and operate, from beginning to end, the manufacturing, marketing and distribution of branded nutritional supplement businesses in the natural products industry. We believe that the consolidation and integration of these acquired businesses provides ongoing financial synergies through increased scale and market penetration, as well as strengthened customer relationships.

We sell branded nutritional supplements and other natural products under the trademarks Solaray®, KAL®, Nature’s Life®, Natural Balance®, NaturalMax®, VegLife®, Premier One®, Pioneer®, Sunny Green®, Natural Sport®, FunFresh Foods™, ActiPet®, Action Labs®, Thompson®, Montana Big Sky™, Body Gold®, Healthway® and Monarch Nutritional Laboratories™. Under the name Woodland Publishing™, we publish, print and market a line of books and booklets to, among others, book distributors, national retail bookstores and health and natural food stores. We also distribute branded products of certain third parties.

We own neighborhood natural food markets, which operate under the trade names The Real Food Company ™, Thom’s Natural Foods™ and Cornucopia Community Market™. We also own health food stores, which operate under the trade names Arizona Health Foods™, Granola’s™ and Pilgrim’s Natureway™.

We manufacture and/or distribute one of the broadest branded product lines in the industry with over 3,000 SKUs, including over 650 SKUs sold internationally. We believe that as a result of our emphasis on innovation, quality, loyalty, education and customer service, our brands are widely recognized in health and natural food stores and among their customers.

We were formed in 1993 by senior management and Bain Capital, Inc. to effect a consolidation strategy in the fragmented vitamin, mineral, herbal and other nutritional supplements industry (the “VMS Industry”). Since our formation, we have completed the following acquisitions: Solaray, Inc. (“Solaray”), Premier One Products, Inc. (“Premier One”), Makers of KAL, Inc. and Makers of KAL, B.V. (collectively, “KAL”), Monarch Nutritional Laboratories, Inc. (“Monarch”), Action Labs, Inc. (“Action Labs”), NutraForce (Canada) International, Inc. (“NutraForce Canada”), Woodland Publishing, Inc. and Summit Graphics, Inc. (collectively, “Woodland Publishing”), Thompson Nutritionals, Inc. (“Thompson”), The Real Food Company, Inc., Thom’s Natural Foods, and Cornucopia Community Market, Inc. (collectively, “Fresh Organics”), M. K. Health Food Distributors, Inc., dba Nature’s Life (“Nature’s Life”), Arizona Health Foods, Inc. and Pilgrim’s Natureway LLC (collectively, “Fresh Vitamins”), Natural Balance, Inc. (“Natural Balance”), Montana Naturals, Inc. (“Montana Naturals”) and Pioneer Nutritional Formulas, Inc. (“Pioneer”). As a result of these acquisitions, internal growth and cost management, we believe that we are well positioned to continue to capitalize on the consolidation that we believe is occurring in the VMS Industry.

Business Strategy

Our strategic emphasis is primarily on selling our branded products directly to health and natural food stores in the United States (the “Healthy Foods Channel”). This strategy has enabled us to benefit from the growth of the Healthy Foods Channel. The Healthy Foods Channel consists of more than 15,000 retailers, including (i) independent health and natural food stores, (ii) health and natural food stores affiliated with local, regional and national health and natural food chains (including health and natural food store chains, such as Whole Foods Markets and Wild Oats Markets and vitamin store chains, such as Vitamin Shoppe and Vitamin World), and (iii) GNC stores. The Healthy Foods Channel principally caters to consumers who desire product education, service and high quality nutritional supplements and other natural products. The growth rate of the Healthy Foods Channel is not at (and may not return to) levels achieved in the mid-1990s. We believe there are significant differences between mass market retailers (such as supermarkets, drugstores and warehouse clubs) that typically offer a limited selection of discounted natural products and lower-potency nutritional supplements and the Healthy Foods Channel, where natural ingredients, quality, potency, selection and customer support are emphasized.

We believe we are among the largest suppliers of nutritional supplements to the Healthy Foods Channel that develops, manufactures, markets and directly distributes a majority of its own products. We manufactured over 80% of our branded products in fiscal 2005 and believe that the quality of our products is among the highest in the industry. We market our branded products through one of the industry’s largest sales forces dedicated to the Healthy Foods Channel. We seek to be a market leader in the development of new and innovative products, introducing over 138 new SKUs in fiscal 2005. We believe that we benefit from greater customer and product diversification than most of our larger competitors.

Industry

The total retail natural products market (the “Natural Products Market”) is highly fragmented and totaled approximately $68.6 billion in retail sales in calendar 2004. The Natural Products Market is comprised of the following submarkets (with estimated calendar 2004 sales indicated): (i) personal care, $5.5 billion, (ii) natural and organic foods, $18.4 billion, (iii) functional foods, $24.4 billion, and (iv) vitamins, minerals and supplements, $20.3 billion. Historically, our primary focus has been on vitamins, minerals and supplements (the “VMS Market”), but recently we have increased our effort in other areas within the Natural Products Market.

As indicated above, our primary focus has been on the VMS Market. The total retail VMS Market is highly fragmented with estimated sales of $20.3 billion in calendar 2004, $19.8 billion in calendar 2003, and $18.7 billion in calendar 2002. We believe that the VMS Market reached its present size due to a number of factors, including (i) interest in healthier lifestyles, living longer and living well, (ii) the publication of research findings supporting the positive health effects of certain nutritional supplements and (iii) the aging of the “Baby Boom” generation combined with the tendency of consumers to purchase more nutritional supplements and natural foods as they age. In recent periods, however, various publicly-traded nutritional supplement companies, as well as industry analysts, have announced a firming in sales of natural products with an ongoing softness in sales of nutritional supplements. We believe this continuing softness may be the result of, among other things, the lack of any recent industry-wide “hit” products, negative press releases regarding certain ingredients and/or companies in the VMS Market and increased market and pricing competition, as well as competition from food and pharmaceutical companies.

Products

We primarily manufacture and market nutritional supplements and also sell certain other natural products. As of September 30, 2005, we sold over 3,000 SKUs, including over 650 SKUs sold internationally. Our products include: (i) vitamins and minerals, (ii) herbs, (iii) specialty formulas, and (iv) other products. To accommodate consumer preferences, our products come in various formulations and delivery forms, including capsules, tablets, softgels, chewables, liquids, creams, sprays, powders and whole herbs.

We currently market our products through a multiple brand strategy to offer more customer choice and to encourage retailers to allocate additional shelf space to our brands. We have worked to enhance the strength of our brands by instituting business strategies that have included (i) consolidating and expanding our sales force as appropriate to increase each brand’s geographic coverage, (ii) performance and growth-based incentives for sales representatives, (iii) introducing more sophisticated management information systems, and (iv) periodic updating to brand packaging.

As of September 30, 2005, our portfolio of brand names consisted of the following:

Solaray®.   Solaray began in 1973 as a pioneer in formulating and marketing blended herbal products that contain two or more herbs with complementary effects. From its inception, Solaray focused on encapsulated products that offer rapid disintegration and are easy to swallow and sold its products directly to the Healthy Foods Channel. By 1984, Solaray became a full-line manufacturer, carrying not only herbs, but also a full line of vitamins, minerals and specialty formulas. Solaray has become one of the most popular and well-known brands of nutritional supplements in the Healthy Foods Channel and has developed a reputation for quality, consistency and innovation. Solaray’s brand packaging is distinguished by a white bottle or background, and a rainbow of five colors across the top of the label as a backdrop to the distinctive Solaray logo.

KAL®.   KAL started in Southern California in 1932 as one of the first nutritional supplement lines in the United States. Although KAL’s first products were in powdered form, KAL soon shifted its focus to tableted products that are generally more economical than capsules as a delivery form and which allow for fewer units per dose than encapsulated products. KAL was one of the first companies to introduce MSM, NADH and a complete line of colostrum products. KAL recently updated its logo and brand packaging to convey a more modern, natural image. Its new logo consists of the word KAL in white letters on a red banner superimposed over a green circle that includes the work INNOVATIVE and QUALITY around the border, and contains an image of blue skies with clouds and green hills below. The words SINCE 1932 accompany the logo on either side. The new bottle is a luminescent pearl color and is partially translucent, so that the pills inside can be viewed without opening the bottle. The bottle has a new lid that can be lifted and re-closed without removal. The new label is white on top with a light blue accent at the base and includes an image of mountains separating the two colors.

Nature’s Life®.   Nature’s Life began in 1970 in Southern California. The Nature’s Life brand has stronger regional placement in the Western United States. The Nature’s Life product line includes such products as Super Green Pro 96™ and Super Blue Pro 96™ soy protein powders, Soft Gelatin™ Multiple, 600 Prostate Maintain™ supplement and Golden Flax Seed Oil™ liquid. Nature’s Life’s brand packaging consists of brown bottles with yellow lids and includes a distinctive, yellow sun with a red background.

Natural Balance®.   Natural Balance began in 1983 in Castle Rock, Colorado as Pep Products, Inc. with one product, Pep®, one of the first herbal energizers. Natural Balance products focused on weight management, energy, specialty and sports nutrition. Natural Balance is known as one of the first companies to blend herbs in synergistic combinations. The Natural Balance product line includes products such as Colon Clenz®, Ultra Diet Pep®, Happy Camper® and Cobra®. Natural Balance’s brand packaging bears the distinctive Natural Balance logo, which includes a stylized depiction of a budding plant.

NaturalMax®.   NaturalMax launched in 1995 in connection with the KAL acquisition. The NaturalMax product line includes diet products (with diet plans) as well as energy and women’s health products. The NaturalMax brand uses tablets, softgels, capsules, powders and liquids, depending on the most desired form for a particular product. The packaging of NaturalMax products includes the distinctive red NaturalMax logo.

VegLife®.   VegLife began in 1992 as a product line under the Solaray brand. The goal was to create a line of products that would be suitable for strict vegetarians who avoid any animal-derived ingredients, including gelatin capsules. VegLife was among the first to introduce a line of nutritional supplements using a cellulose-based capsule with substantially equivalent characteristics to traditional gelatin capsules. Vegetarian consumers showed substantial interest in this product line, so we established it as a separate brand in 1995 in order to focus on the development of a full line of vegetarian products. The VegLife team scrutinizes every element of each product developed, as well as the materials used in formulation, to help ensure that strict vegetarian standards are met. The VegLife brand includes primarily encapsulated products, but also includes a soy-based protein drink supplement sold under the trademark Peaceful Planet™, as well as a pea-based protein drink mix, The Supreme Meal™. VegLife also offers a Vegan Joint Supreme™ product, which includes a vegan source of glucosamine, MSM, hyaluronic acid and avocado soy unsaponifiables. VegLife’s brand packaging includes a distinctive green and blue label, as well as a logo with an attractive depiction of a leaf.

Premier One®.   Premier One began in 1984 in Omaha, Nebraska as one of the first product lines devoted entirely to natural, nutritional supplements derived from bee products. The Premier One brand uses various delivery forms, each chosen for its particular benefits, including capsules, chewable wafers, granules, tinctures and products in a honey base. Royal Jelly in Honey is one of Premier One’s most popular products. Some of Premier One’s other popular products include Raw Energy® supplement, an energy product that includes royal jelly, bee pollen and a variety of herbs, and BeeFense™ spray, a product that includes bee propolis and echinacea. Premier One’s brand packaging includes a distinctive logo of a bee-harvesting scene in a mountain setting, with gold highlights on the label.

Pioneer®.   Pioneer was launched in 1984 in Shelburne Falls, Massachusetts by naturopathic professionals and soon positioned itself as a leader in the industry in full disclosure labeling and gluten-free formulas. Pioneer products focus on top quality ingredients based on formulas that are supported by scientific research and are capable of achieving clinical effectiveness. Pioneer’s most popular products include vitamin/mineral supplements (both encapsulated and chewable) and calcium/magnesium products. Pioneer’s brand packaging consists of an amber glass bottle, a white lid, a dark green label with large white print bordered by gold with the word PIONEER across the top gold border.

Sunny Green®.   Our line of green supplements launched in 1997. This brand, now known as Sunny Green, remains focused on chlorophyll-laden “green foods,” such as algae (including chlorella, spirulina and blue green algae) and cereal grasses (including barley and wheat grass). These products are currently offered in tablet forms and drink mixes. Sunny Green’s brand packaging includes a distinctive Sunny Green logo and a label with green borders and accents.

Natural Sport®.   Natural Sport launched in 1998. The Natural Sport brand is focused on all-natural sport supplements for serious athletes and also individuals who exercise for fitness, improved health or weight management. Natural Sport’s packaging includes a distinctive Natural Sport logo in black and white, as well as blue lids and a label with an attractive blue swath running up one side of the front panel.

FunFresh Foods™.   FunFresh Foods launched in 2003 with a line of teas under the mark Miztique™. Miztique™ teas match high quality all-natural tea leaves from around the globe with aromatic flavors and are packaged in natural fiber, round tea bags inside a distinctive silver tin with collectible lids. FunFresh Foods also markets a line of organic soy nuts in three varieties, original roast, mesquite barbeque and unsalted. The FunFresh Foods brand is focused on natural and organic foods. FunFresh Foods packaging includes the unique FunFresh Foods logo in yellow and black as well as colorful and fun containers.

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

Action Labs®.   Action Labs started in 1989 with a focus on men’s and women’s specialty supplements and diet and energy products. Nutraceutical acquired this brand late in fiscal 1998. The Action Labs brand has a stronger presence in the Eastern United States. The packaging of Action Labs products includes the distinctive Action Labs logo and brightly colored text.

Thompson®.   Thompson started in 1932 and offers a complete supplement line of vitamins and minerals. Nutraceutical acquired Thompson in early 2000 and relaunched the brand in late 2000. Thompson offers a simple, high quality line of 200 products with “Everyday Value Pricing.” Thompson’s packaging includes highly-visible product names on bright, grape-colored labels. The Thompson logo is prominently displayed in a band of yellow, gold or green, depending on the product category.

Montana Big Sky™.   Montana Big Sky began in 1982, originally based in Arlee, Montana. The Montana Big Sky™ brand includes various supplements derived from bee products. Montana Big Sky’s brand packaging includes a glass bottle and metal lid.

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

Fresh Organics™.   Fresh Organics is a retail chain, which includes retail stores under the trade names The Real Food Company™, Thom’s Natural Foods™ and Cornucopia Community Market™ located in or near San Francisco. The Fresh Organics chain also offers private label products under these same names. The Real Food Company’s first store, as well as Thom’s Natural Foods, opened in 1969. Cornucopia Community Market opened in 1977.

Fresh Vitamins™.   Fresh Vitamins is a retail chain, which includes retail stores under the trade names Arizona Health Foods™, Pilgrim’s Natureway™ and Granola’s™ located in Arizona and Washington state. The Fresh Vitamins chain also offers private label products under the same names. The first Arizona Health Foods store opened in 1968. The Fresh Vitamin chain now includes 21 stores, a catalog and a website.

We also act as a distributor to the Healthy Foods Channel or to certain international markets, as well as natural product distributors and retailers internationally, for certain third-party brands. These third-party brands currently include Ultimate Nutrition®, a line of sports and exercise supplements, Trout Lake Farm®, a line of bulk organic herbs and, with respect to the U.K. market, Aubrey Organics®, a line of natural hair, skin and body care products.

Research and Development; Quality Control

We have a commitment to research and development and to introducing innovative products to correspond with consumer trends and scientific research. We believe that product quality and innovation are fundamental to our long-term growth and success. Through our research and development efforts, we seek to (i) test the safety, purity and potency of products, (ii) develop more effective and efficient means of producing ingredients for use in products, (iii) develop testing methods for ensuring and verifying the consistency of the dosage of ingredients included in our products, (iv) develop new, more effective product delivery forms, and (v) develop new products either by combining existing ingredients used in nutritional supplements or identifying new ingredients that can be used in nutritional supplements. Our efforts are designed to lead not only to the development of new and improved products, but also to ensure effective manufacturing quality control measures.

We have entered into a cooperative arrangement with Weber State University in Ogden, Utah through which, among other things, the university provides us with access to certain laboratory space and equipment. The university has assigned one faculty member as a project director to coordinate projects undertaken at the university facility. We also conduct research and development in our own facilities. We currently employ various professionals in research and development and quality control with degrees in, among other things, chemistry, microbiology and engineering and, in many cases, these professionals have also received training in natural health food products. In addition, we retain the services of outside laboratories from time to time to validate our product standards and manufacturing protocols.

Our quality control program seeks to ensure the superior quality of our products and that they are manufactured in accordance with current Good Manufacturing Practices (“GMPs”). Our processing methods are monitored closely to ensure that only quality ingredients are used and to ensure product purity. We retain the services of an outside GMP audit firm to assist in our efforts to comply with GMPs.

Marketing and Sales

We believe our marketing and sales efforts help to promote demand for our products by educating retailers, who in turn educate their customers, as to the quality and attributes of our natural nutritional supplements and other products. Our branded products are currently sold in the United States primarily in the Healthy Foods Channel. We believe that our products are attractive to retailers in the Healthy Foods Channel due to factors such as the strength of our brand names, the breadth of our product offerings, the quality and potency of our products and the availability of service, sales support and educational materials. We have developed an Internet site (http://www.nutraceutical.com) that provides information about our portfolio of branded lines and the various products within the brand. We have included our Internet site here and elsewhere only as an inactive textual reference. The information contained on the Internet site is not incorporated by reference into this Annual Report on Form 10-K.

We employ a sales force dedicated to the Healthy Foods Channel. Our sales representatives regularly visit each assigned health and natural food store in their respective areas to assist in the solicitation of orders for products and provide related product sales assistance. We monitor and periodically update our payment structure for our sales force in order to ensure that appropriate incentives are provided for sales growth. We also sell products directly to certain retailers through our telephone customer service organization. Action Labs and Thompson products are sold to retailers and distributors and supported by our telephone customer service organization. We have organized our marketing and sales force under a subsidiary company, NutraBrands, Inc.

Our marketing efforts are focused on product development, in-store marketing support and educating retailers to enhance their knowledge and awareness of our products and to enable them to then educate their customers about our products. Our marketing efforts are designed to foster relationships with our customers in the Healthy Foods Channel and to increase retailer and consumer awareness of our products.

Au Naturel, Inc., a subsidiary of Nutraceutical, was formed in fiscal 1995 for the purpose of marketing and/or selling our branded products internationally through various subsidiaries or branches (collectively “Au Naturel”). During fiscal 2005, Au Naturel marketed products to distributors and other customers in over 58 countries. Au Naturel markets domestic branded products as well as custom labeled versions of its domestic branded products; many of its products must meet the specific labeling requirements of the relevant foreign country. In most foreign markets, Au Naturel sells to local distributors. However, in certain foreign markets (including Canada, the United Kingdom and Japan), Au Naturel markets and sells its products directly to retailers.

Monarch Nutritional Laboratories, Inc., a subsidiary of Nutraceutical, markets branded bulk products and custom blends. Monarch conducts marketing and sales for bulk materials domestically through a separate sales force and internationally directly to manufacturers and through distributors.

Manufacturing

Our manufacturing process generally consists of the following operations: (i) sourcing ingredients for products, (ii) warehousing raw ingredients, (iii) measuring ingredients for inclusion in such products, (iv) blending, grinding, and chilsonating ingredients into a mixture with a homogeneous consistency and (v) encapsulating, tableting, pouring, pouching, bagging or boxing the blended mixture into the appropriate dosage form using either automatic or semiautomatic equipment. The next step, bottling and packaging, involves placing the product in packaging with appropriate tamper-evident features and sending the packaged product to a distribution point for delivery to retailers. We place special emphasis on quality control, including raw material verification, homogeneity testing, weight deviation measurements and package quality sampling. See “—Research and Development; Quality Control.”

We manufactured over 80% of our branded products in fiscal 2005, based on net sales. By manufacturing the majority of our own products, we believe that we maintain better control over product quality and availability while also reducing production costs. Our manufacturing operations are performed in our facilities located in the greater Ogden, Utah area. We also have a working relationship with numerous outside manufacturers, including softgel manufacturers and packagers and utilize these outside sources from time to time. Manufacturing backlogs, to the extent they may exist from time to time, do not have a material impact on delivery time to the customer. We have organized our manufacturing operations under a subsidiary company, NutraPure, Inc.

Management Information and Communication Systems

We use customized computer software systems, as well as commercially packaged software, for handling order entry and invoicing, manufacturing, inventory management, shipping, warehouse operations, customer service inquiries, accounting operations and management information. We believe that these systems have improved operating efficiencies and customer service.

Materials and Suppliers

We employ a purchasing staff that works with marketing, product development, formulations and quality control personnel to source raw materials for products as well as other items purchased by us. Raw materials are sourced principally from the United States, Europe and China. Raw materials used by us are available from a variety of suppliers and no one supplier accounted for more than 10% of our total raw material purchases in fiscal 2005. We seek to mitigate the risk of a shortage of raw materials through our relationships with our principal suppliers, including identification of alternative suppliers for the same, or similar, raw materials where available. We also manufacture bulk branded products to allow more extensive vertical integration and to improve the quality and consistency of raw materials.

Government Regulation

The formulation, manufacturing, packaging, labeling, advertising, distribution and sale (hereafter, “sale” or “sold” may be used to signify all of these activities) of dietary supplements such as those sold by us are subject to regulation by one or more federal agencies, principally the Food and Drug Administration and the Federal Trade Commission, and to a lesser extent the Consumer Product Safety Commission, the United States Department of Agriculture and the Environmental Protection Agency. Our activities are also regulated by various governmental agencies for the states and localities in which our products are sold, as well as by governmental agencies in certain countries outside the United States in which our products are sold. Among other matters, regulation by the FDA and FTC is concerned with product safety and claims made with respect to a product’s ability to provide health-related benefits.

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

The Dietary Supplement Health and Education Act (“DSHEA”) was enacted in 1994, amending the Federal Food, Drug and Cosmetic Act. We believe DSHEA is generally favorable to consumers and to the dietary supplement industry. DSHEA establishes a statutory class of “dietary supplements,” which includes vitamins, minerals, herbs, amino acids and other dietary ingredients for human use to supplement the diet. Dietary ingredients on the market as of October 15, 1994 do not require the submission by the manufacturer or distributor to the FDA of a notification containing evidence of a history of use or other evidence of safety establishing that the ingredient will reasonably be expected to be safe, but a “new dietary ingredient” which was not on the market as of October 15, 1994 may need to be the subject of such a submission to the FDA at least 75 days before marketing. Among other things, DSHEA prevents the FDA from regulating dietary ingredients in dietary supplements as “food additives” and allows the use of statements of nutritional support on product labels. The FDA has issued proposed and final regulations under DSHEA and has indicated that further guidance and regulations are forthcoming. Several bills to amend DSHEA in ways that would make this law less favorable to consumers and industry have been filed in Congress.

Some of our products are regulated as foods under the Nutritional Labeling and Education Act of 1990 (“NLEA”). The NLEA established requirements for ingredient and nutrition labeling and labeling claims for foods. If the NLEA labeling requirements change at a future time, we may need to revise our product labeling. Most of our products are classified as dietary supplements.

On February 11, 2004, the FDA issued a final rule, effective on April 12, 2004, banning the sale of dietary supplement products containing ephedrine alkaloids. We filed a lawsuit on May 3, 2004 in the Federal District Court in the State of Utah and served the lawsuit on the FDA on May 13, 2004. The lawsuit challenges the final rule on the grounds that the administrative record does not support a ban at all levels and that consequently the rule violates the Administrative Procedures Act. Both parties filed summary judgment motions. On April 13, 2005, the District Court ruled in our favor and issued an order enjoining the government from interfering in the sale of our Solaray Ephedra product with ephedrine alkaloids of less than 10 mg. per daily dose, and remanding the final rule on ephedra back to the FDA for further rulemaking consistent with its order. On June 13, 2005, the FDA appealed the District Court’s ruling. This appeal is pending. We stopped shipping any products containing ephedrine alkaloids to our retail customers in April 2004. We do not currently manufacture any products containing ephedrine alkaloids.

The FDA has issued proposed regulations regarding GMPs for the dietary supplement industry. These proposed regulations contain many problematic provisions, including requirements for finished product testing. We and other participants in the industry submitted comments on the proposed GMP regulations and the FDA has not yet finalized its proposed GMP regulations. The FDA’s final GMP regulations are undergoing review by the Office of Management and Budget, and may be published in the next several months.

On October 20, 2004, the FDA announced a new strategy initiative to enforce and implement DSHEA, including a public meeting held on November 15, 2004. The FDA has requested comments on its premarket notification program for new dietary ingredients from industry, consumers, and other interested members of the public concerning the content and format requirements for new dietary ingredients notifications made under the Federal Food, Drug, and Cosmetic Act and the type, quantity, and quality of information that a notifier should provide in notifications under section 413 (a)(2) of the Federal Food, Drug, and Cosmetic Act. The FDA has stated that the agency intends to issue guidance on new dietary ingredients, and it is possible that the FDA may make it more difficult for companies to market dietary supplement products that contain new dietary ingredients. The FDA’s October 20, 2004 announcement also outlined other potential strategy and enforcement initiatives.

The FTC and FDA have pursued a coordinated effort to challenge what they consider to be unsubstantiated and unsafe weight-loss products. Their efforts to date have focused on manufacturers and marketers as well as media outlets.

The sale of our products in countries outside the United States is regulated by the governments of those countries. Our plans to commence or expand sales in those countries may be prevented or delayed by such regulations. While compliance with such regulations is generally undertaken by our international distributors, we assist with such compliance and in many cases may be liable if a distributor fails to comply. These distributors are independent contractors over whom we have limited control. In certain countries, we distribute our products through our own subsidiary or branch; in these countries we retain responsibility for compliance with all applicable regulations. Some of these regulations or proposed regulations would prohibit the sale of certain combination products (such as products containing both vitamins and botanicals) or the use of certain common ingredients, or levels above certain established limits.

As a result of our efforts to comply with applicable statutes and regulations, we have from time to time reformulated, eliminated or relabeled certain of our products and revised certain provisions of our marketing and sales program.

Competition

The Natural Products Market and the VMS Market are highly competitive. Our principal competitors in the VMS Market that sell to the Healthy Foods Channel include a number of large, nationally known manufacturers (such as Country Life, Enzymatic Therapy, Garden of Life, NBTY (including its Solgar brand), Natrol, Nature’s Plus, Nature’s Way, Now Foods, and Twinlab) and many smaller manufacturers and distributors of nutritional supplements. We have only recently begun to focus on the broader Natural Products Market within the Healthy Foods Channel and within that market there are a number of large, nationally known competitors, such as Hain Celestial and United Natural Foods. Because both the Natural Products Market and the VMS Market generally have low barriers to entry, additional competitors enter the market regularly.

Private label products of our customers also provide competition to our products. For example, a substantial portion of GNC’s vitamin and mineral supplement offerings are offered under GNC’s own private label. Whole Foods, Wild Oats, Vitamin Shoppe and many health and natural food stores also sell a portion of their offerings under their own private labels. The Thompson line has been positioned to meet the needs of our customers in this area of the VMS Market.

We believe that health and natural food stores are increasingly likely to align themselves with those companies that offer a wide variety of high quality products, have a loyal consumer base, support their brands with strong marketing and education programs and provide consistently high levels of customer service. We believe that we compete favorably with other nutritional supplement companies because of our comprehensive line of products and brands, premium brand names, commitment to quality, ability to rapidly introduce innovative products, competitive pricing, strong and effective sales force and distribution strategy and sophisticated marketing and promotional support. The wide variety and diversity of the forms, potencies and categories of our products are important points of differentiation between us and many of our competitors.

We do not compete in the mass market retail channel of distribution with the exception of limited SKUs in the Body Gold® line acquired as part of the Natural Balance acquisition. Regardless, it is possible that as increasing numbers of companies sell nutritional supplement products and other natural products in the mass market channels (such as Leiner, Nature Made, NBTY, Weider and Hains Celestial), these product offerings may affect sales in the Healthy Foods Channel. We also compete with distributors that sell products to the Healthy Foods Channel as well as the mass market retail channel (such as Nature’s Best, Select Nutrition, Tree of Life and United Natural Foods). In addition, several major pharmaceutical companies continue to offer nutritional supplement lines in the mass market, including Wyeth (Centrum) and Bayer (One-A-Day). Some of these nutritional supplements purport to use proprietary manufacturing techniques or delivery forms. Moreover, pharmaceutical companies offer prescription and over-the-counter products that are or may be competitive with nutritional supplements, particularly with regard to certain categories of products.

Intellectual Property

We own more than 150 trademarks that have been registered with the United States Patent and Trademark Office and have filed applications to register additional trademarks. In addition, we claim domestic trademark and service mark rights in numerous additional marks that we use. We own a number of trademark registrations in countries outside the United States. We regard our trademarks and other proprietary rights as valuable assets and believe they make a significant positive contribution to the marketing of our products.

We protect our legal rights concerning our trademarks by appropriate legal action. We rely on common law trademark rights to protect our unregistered trademarks. Common law trademark rights do not provide us with the same level of protection as afforded by a United States federal registration of a trademark. In addition, common law trademark rights are limited to the geographic area in which the trademark is actually used. We have registered and intend to register certain trademarks in certain limited jurisdictions outside the United States where our products are sold, but we may not register all or even some of our trademarks in every country in which we conduct business or intend to conduct business.

We own four U.S. patents but generally do not seek patent protection for our products. We sell a number of products that include patented ingredients. We purchase these ingredients from parties that we believe have the right to manufacture and/or sell those ingredients to us. However, there are a large number of patents that have been granted or applied for in the dietary supplement industry, and there may be an increased possibility that third parties will seek to compel us and our competitors to purchase their patented ingredients or file infringement actions. The cost of these patented ingredients is typically higher than the cost of non-patented ingredients.

We are currently involved in various patent and trademark cases that have arisen in the ordinary course of business; see “Legal Proceedings.”

Employees

At September 30, 2005, we employed approximately 633 full-time and approximately 124 part-time employees. None of our employees is represented by a collective bargaining unit. We believe that we have a good relationship with our employees.

Available Information

The SEC maintains an Internet site (http://www.sec.gov) which contains reports, proxy and information statements, and other information regarding us. Our Annual Report on Form 10-K filed with the SEC includes all exhibits required to be filed with the SEC. We make available, free of charge, on our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such reports are available as soon as is reasonably practicable after we electronically file such materials with the SEC. Additionally, copies of this Annual Report on Form 10-K, not including any of the exhibits listed under Item 15 of this Annual Report on Form 10-K, are available without charge upon request. Please contact us to request copies of this Annual Report on Form 10-K and for information as to the number of pages contained in each of the exhibits and to request copies of such exhibits (435-655-6106).

Executive Officers

The following table sets forth certain information concerning our executive officers:

Name	Age	Position
Frank W. Gay II	60	Director, Chairman of the Board and Chief Executive Officer
Bruce R. Hough	51	President
Jeffrey A. Hinrichs	48	Director, Executive Vice President, Chief Operating Officer and Secretary
Gary M. Hume	56	Executive Vice President
Leslie M. Brown, Jr.	41	Senior Vice President, Finance, Chief Financial Officer and Assistant Secretary
Stanley E. Soper	42	Vice President, Legal Affairs and Assistant Secretary
Cory J. McQueen	36	Vice President and Controller
Christopher B. Neuberger	39	Vice President, Marketing and Sales

Frank W. Gay II has served as the Chairman of our Board of Directors since our inception and as Chief Executive Officer since 1994. Mr. Gay has been a partner of F.W. Gay & Sons, a private equity investment group, from 1967 to present. Mr. Gay received a master’s degree in business administration from Harvard Business School.

Bruce R. Hough was made our President in 1994. Prior to joining Nutraceutical, Mr. Hough acted as a consultant from 1991 to 1993 and as President of Keystone Communications, a telecommunications firm, from 1987 to 1991. Mr. Hough received an associate’s degree from Ricks College.

Jeffrey A. Hinrichs has served as our Executive Vice President and Chief Operating Officer since 1994 and as a member of our Board of Directors since 1998. Prior to joining Nutraceutical, Mr. Hinrichs served as President of Solaray from 1993 to 1994 and as Chief Financial Officer, and in other management positions, with Solaray from 1984 to 1993. Mr. Hinrichs received a bachelor of science degree from Weber State University.

Gary M. Hume has served as our Executive Vice President since September 1999. Prior to joining Nutraceutical, Mr. Hume was President and CEO of Murdock Madaus Schwabe (Nature’s Way) from 1995 to 1999. Prior to joining Nature’s Way, Mr. Hume was President of Tree of Life’s Southwest Division for over twenty years. Mr. Hume received a bachelor of arts from Southwestern Union College.

Leslie M. Brown, Jr. joined Nutraceutical in January 1995 as Vice President and Controller. Mr. Brown became Senior Vice President, Finance and Chief Financial Officer in October 1997. Prior to joining Nutraceutical, he was employed by Price Waterhouse LLP. Mr. Brown received a master’s degree in accounting from Brigham Young University and is a Certified Public Accountant.

Stanley E. Soper joined Nutraceutical in 1997 as Vice President, Legal Affairs. Mr. Soper left Nutraceutical in August 1999. From September 1999 until March 2001, Mr. Soper was Founder and Senior Vice President of MyCounsel.com. He rejoined Nutraceutical in his previous position in March 2001. Mr. Soper was in private law practice from 1991 to 1997, most recently with Holland & Hart LLP. Mr. Soper received a J.D. from Yale Law School.

Cory J. McQueen joined Nutraceutical in March 1995 as Assistant Controller. Mr. McQueen became Controller in October 1997 and was appointed Vice President in February 2001. Prior to joining Nutraceutical, he was employed by Price Waterhouse LLP. Mr. McQueen received a master’s degree in accounting from the University of Utah and is a Certified Public Accountant.

Christopher B. Neuberger joined Nutraceutical in August 1995 as Director of Marketing for the Premier One brand. Mr. Neuberger left Nutraceutical from March 1997 to December 1997 while he was employed by Weider Nutrition International, Inc. Mr. Neuberger became President of NutraBrands, our marketing and sales subsidiary in March 1999 and was appointed as our Vice President, Marketing and Sales in April 2005. Mr. Neuberger was previously employed by Melaleuca, Inc. Mr. Neuberger received his master’s degree in business administration from Thunderbird, The Garvin School of International Management.

Item 1A.                Risk Factors.

Forward-Looking Statements and Certain Risks

The statements contained in this report that are not purely historical are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act. These statements regard our expectations, hopes, beliefs, commitments, intentions, and strategies regarding the future. They may be identified by the use of words or phrases, such as “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” and “potential,” among others. Forward-looking statements include, but are not limited to, statements contained in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial performance, revenue and expense levels in the future, and the sufficiency of our existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in these forward-looking statements or for the reasons discussed below. The fact that some of the risk factors may be the same or similar to past reports we have filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. We believe that many of the risks detailed here are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this report are made as of the date of this report, and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in these forward-looking statements. Among others, risks and uncertainties that may affect our business, financial condition, performance, development, and results of operations include the following:

Regulatory, Product Liability and Insurance Risks

Our products are subject to government regulation, which could limit or prevent the sale of our products. The manufacture, packaging, labeling, advertising, promotion, distribution, and sale of our products are subject to regulation by numerous national and local governmental agencies in the United States and other countries. The primary regulatory bodies in the United States are the FDA and FTC. Failure to comply with these regulatory requirements may result in various types of penalties or fines. These include injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions. Individual states also regulate nutritional supplements. A state may interpret claims or products presumptively valid under federal law as illegal under that state’s regulations. In markets outside the United States, we are usually required to obtain approvals, licenses, or certifications from a country’s ministry of health or comparable agency, as well as labeling and packaging regulations, all of which vary from country to country. Approvals or licensing may be conditioned on reformulation of products or may be unavailable with respect to certain products or product ingredients. Any of these government agencies can change existing regulations, or impose new ones, which could cause any of the following:

•       requirements for the reformulation of certain or all products to meet new standards,

•       the recall or discontinuance of certain or all products,

•       additional record keeping,

•       expanded documentation of the properties of certain or all products,

•       expanded or different labeling,

•       adverse event tracking and reporting, and

•       additional scientific substantiation.

Any or all of these requirements could have a material adverse effect on us. There can be no assurance that the regulatory environment in which we operate will not change or that such regulatory environment, or any specific action taken against us, will not result in a material adverse effect on us.

We may experience product liability claims and litigation to prosecute such claims, and although we maintain product liability insurance, which we believe to be adequate for our needs, there can be no assurance that our insurance coverage will be adequate or that we will be able to maintain adequate insurance coverage. As a manufacturer and a distributor of products for human consumption, we experience product liability claims and litigation to prosecute such claims. Additionally, the manufacture and sale of these products involves the risk of injury to consumers as a result of tampering by unauthorized third parties or product contamination. We carry insurance coverage in the types and amounts that we consider reasonably adequate to cover the risks we face. Except for our three Natural Balance products that contain kava, our current third-party liability policies exclude claims related to products containing ephedra or kava, as well as additional ingredients. We are currently party to product liability lawsuits that involve excluded ingredients, and there can be no assurance that we will not be subject to additional lawsuits. We have established a captive insurance subsidiary to provide coverage for certain of our product liability risks, including excluded claims under our other policies. We have accrued an amount using the assistance of a third-party actuary that we believe is sufficient to cover probable and reasonably estimable liabilities related to product liability claims based on its history of such claims. However, the capitalization and income from premiums paid, both of which are contributed by us, could be inadequate to cover a claim, particularly a material claim that arises in the first few years of the captive’s operations. If insurance coverage is inadequate or unavailable or premium costs continue to rise, we may face additional claims not covered by insurance, and claims that exceed coverage limits or that are not covered could have a material adverse effect on us.

Market and Channel Risks

Our success is linked to the size and growth rate of the vitamin, mineral and supplement market and an adverse change in the size or growth rate of that market could have a material adverse effect on us. Some manufacturers in our industry have experienced a slow-down in sales of nutritional supplements. An adverse change in size or growth rate of the vitamin, mineral and supplement market could have a material adverse effect on us. Underlying market conditions are subject to change based on economic conditions, consumer preferences and other factors that are beyond our control, including media attention and scientific research, which may be positive or negative.

Because a substantial majority of our sales are to or through health food stores, we are dependent to a large degree upon the success of this channel as well as the success of specific retailers in the channel. Over 90% of our sales are in the United States and Canada. In those two markets, we sell our products primarily to or through health food stores. Because of this, we are dependent to a large degree upon the success of that channel as well as the success of specific retailers in the channel.  There are some large chains of health food stores, such as Whole Foods, Wild Oats and Vitamin Shoppe, but most health food stores are individual stores or very small chains. We rely on these health food stores to purchase, market, and sell our products. Our success is dependent, to a large degree, on the growth and success of the healthy foods channel, which is outside our control. There can be no assurance that the healthy foods channel will be able to grow or prosper as it faces price and service pressure from other channels, including the mass market. There can be no assurance that retailers in the healthy foods channel, in the aggregate, will respond or continue to respond to our stated loyalty to this channel.

We are highly dependent upon consumers’ perception of the safety and quality of our products as well as similar products distributed by other companies in our industry, and adverse publicity and negative public perception regarding particular ingredients or products or our industry in general could limit our ability to increase revenue and grow our business. Decisions about purchasing made by consumers of our products may be affected by adverse publicity or negative public perception regarding particular ingredients or products or our industry in general. This negative public perception may include publicity regarding the legality or quality of particular ingredients or products in general or of other companies or our products or ingredients specifically. Negative public perception may also arise from regulatory investigations, regardless of whether those investigations involve us. We are highly dependent upon consumers’ perception of the safety and quality of our products as well as similar products distributed by other companies. Thus, the mere publication of reports asserting that such products may be harmful could have a material adverse effect on us, regardless of whether these reports are scientifically supported. Publicity related to nutritional supplements may also result in increased regulatory scrutiny of our industry and/or the healthy foods channel. Adverse publicity may have a material adverse effect on our business, financial condition, and results of operations. There can be no assurance of future favorable scientific results and media attention or of the absence of unfavorable or inconsistent findings.

We face intense competition from competitors that are larger, more established and that possess greater resources than we do, and if we are unable to compete effectively, we may be unable to maintain sufficient market share to sustain profitability. Numerous manufacturers and retailers compete actively for consumers. There can be no assurance that we will be able to compete in this intensely competitive environment. In addition, nutritional supplements can be purchased in a wide variety of channels of distribution. These channels include mass market retail stores and the Internet. Because these markets generally have low barriers to entry, additional competitors could enter the market at any time. Private label products of our customers also provide competition to our products. Additional national or international companies may seek in the future to enter or to increase their presence in the healthy foods channel or the vitamin, mineral supplement market. Increased competition in either or both could have a material adverse effect on us.

The nutritional supplement industry increasingly relies on intellectual property rights and although we seek to ensure that we do not infringe the intellectual property rights of others, there can be no assurance that third parties will not assert intellectual property infringement claims against us, which claims may result in substantial costs and diversion of management and other resources and could have a material adverse effect on our business, financial condition, and operating results. Recently it is becoming more and more common for suppliers and competitors to apply for patents or develop proprietary technologies and processes. We seek to ensure that we do not infringe the intellectual property rights of others, but there can be no assurance that third parties will not assert intellectual property infringement claims against us. These developments can prevent us from offering or supplying competitive products or ingredients in the marketplace. They can also result in litigation or threatened litigation against us related to alleged or actual infringement of third-party rights. If an infringement claim is asserted or litigation is pursued, we may be required to obtain a license of rights, pay royalties on a retrospective or prospective basis, or terminate our manufacturing and marketing of our products that are alleged to have infringed. Litigation with respect to such matters can result in substantial costs and diversion of management and other resources and could have a material adverse effect on our business, financial condition, and operating results. There can be no assurance that third-party claims will not in the future adversely affect our business, financial condition, and results of operations.

Business Strategy and Operational Risks

If we are unable to retain key personnel, our ability to manage our business effectively and continue our growth could be negatively impacted. Key management employees include Frank W. Gay II, Bruce R. Hough, Jeffrey A. Hinrichs, Gary M. Hume, Leslie M. Brown, Jr., Stanley E. Soper, Cory J. McQueen, Christopher B. Neuberger and certain other employees. These key management employees are primarily responsible for our day-to-day operations, and we believe our success depends in part on our ability to retain them and to continue to attract additional qualified individuals to our management team. We do not have an employment agreement with any of our key management employees. The loss or limitation of the services of any of our key management employees or the inability to attract additional qualified management personnel could have a material adverse effect on our business, financial condition, and results of operations.

As a part of our business strategy, we have made and expect to continue to make acquisitions that could disrupt our operations and harm our operating results. An element of our strategy includes expanding our product offerings, gaining shelf-space and gaining access to new skills and other resources through strategic acquisitions when attractive opportunities arise. Acquiring additional businesses and the implementation of other elements of our business strategy are subject to various risks and uncertainties. Some of these factors are within our control and some are outside our control. These risks and uncertainties include, but are not limited to, the following:

•       Any acquisition may result in significant expenditures of cash, stock and/or management resources,

•       Acquired businesses may not perform in accordance with expectations,

•       We may encounter difficulties and costs with the integration of the acquired businesses,

•       Management’s attention may be diverted from other aspects of our business,

•       We may face unexpected problems entering geographic and product markets in which we have limited or no direct prior experience,

•       We may lose key employees of acquired or existing businesses,

•       We may incur liabilities and claims arising out of acquired businesses,

•       We may be unable to obtain financing, and

•       We may incur indebtedness or issue additional capital stock which could be dilutive to holders of our common stock.

There can be no assurance that attractive acquisition opportunities will be available to us, that we will be able to obtain financing for or otherwise consummate any acquisitions or that any acquisitions which are consummated will prove to be successful. There can be no assurance that we can successfully execute all aspects of our business strategy.

Because we depend on outside suppliers with whom we do not have long-term agreements for raw materials, we may be unable to obtain adequate supplies of raw materials for our products at favorable prices or at all, which could result in product shortages and back orders for our products, with a resulting loss of net sales and profitability. We acquire all of our raw materials for the manufacture of our products from third-party suppliers. We also rely on third-party co-packers for some of our products. We have no long-term agreements for the supply of these materials and products. A number of our products contain one or more ingredients that may only be available from a single source or supplier. Any of our suppliers could discontinue selling to us at any time. Although we believe that we could establish alternate sources for most of these materials, any delay in locating and establishing relationships with other sources could result in product shortages and back orders for the products, with a resulting loss of net sales. We are also subject to delays associated with raw materials. These can be caused by conditions not within our control, including:

•       weather,

•       crop conditions,

•       transportation interruptions,

•       strikes by supplier employees, and

•       natural disasters or other catastrophic events.

We acquire many ingredients from suppliers outside of the United States. Purchasing these ingredients is subject to the risks generally associated with importing raw materials from other countries, including, among other factors, delays in shipments, changes in economic and political conditions, quality assurance, tariffs, trade disputes and foreign currency fluctuations. These factors could result in a delay in or disruption of the supply of certain raw materials. Any significant delay in or disruption of the supply of raw materials could have a material adverse effect upon us.

Our success is dependent on the accuracy, reliability, and proper use of sophisticated and dependable information processing systems and management information technology and any interruption in these systems could have a material adverse effect on our business, financial condition, and results of operations. Our success is dependent on the accuracy, reliability, and proper use of sophisticated and dependable information processing systems and management information technology. Our information technology systems are designed and selected in order to facilitate order entry and customer billing, maintain customer records, accurately track purchases and incentive payments, manage accounting, finance and manufacturing operations, generate reports, and provide customer service and technical support. Any interruption in these systems could have a material adverse effect on our business, financial condition, and results of operations.

Because we manufacture over 80% of our products, we are dependent upon the uninterrupted and efficient operation of our manufacturing facilities, which are subject to power failures, the breakdown, failure, or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters, and the need to comply with the requirements or directives of government agencies, including the FDA. We manufacture over 80% of our products. As a result, we are dependent upon the uninterrupted and efficient operation of our manufacturing facilities in Ogden, Utah. Those operations are subject to power failures, the breakdown, failure, or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters, and the need to comply with the requirements or directives of government agencies, including the FDA. There can be no assurance that the occurrence of these or any other operational problems at our facility would not have a material adverse effect on our business, financial condition, and results of operations.

We are party to a number of lawsuits that arise in the ordinary course of business and may become party to others and while none of the lawsuits in which we are involved as of the date of this filing are reasonably estimated to be material, it is possible that future litigation could arise or that developments could occur in existing litigation that could have material adverse effects on us. We are party to a number of lawsuits that arise in the ordinary course of business and may become party to others. The possibility of such litigation, and its timing, is in large part outside our control. While none of the current lawsuits in which we are involved are reasonably estimable to be material as of the date of this filing, it is possible that future litigation could arise, or developments could occur in existing litigation, that could have material adverse effects on us.

If we fail to maintain adequate and effective internal control over financial reporting, our ability to manage our business, comply with Sarbanes-Oxley, obtain required auditor attestation and provide reliable financial reporting could be impaired and our management and auditors may be precluded from certifying effective internal control over financial reporting, which could harm our business reputation and cause our stock price to decline. As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their Annual Reports on Form 10-K. In addition, the independent registered public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting. Although our auditors did so attest in connection with this Annual Report on Form 10-K, if in the future our independent registered public accounting firm is not satisfied with our internal control over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if that firm interprets the requirements, rules or regulations differently from the way we interpret them, then they may decline to attest to management’s assessment or may issue a report that is qualified or has a scope limitation. From time-to-time, in our ongoing effort to improve business and operational processes and our internal control over financial reporting, we or our auditors may determine that “significant deficiencies” or “material weaknesses” (as such terms are defined under accounting standards established by the Public Company Accounting Oversight Board) exist or that our internal control over financial reporting may otherwise require improvement. Significant deficiencies or material weaknesses could impair our ability to provide financial statements that can be relied upon. If this were to occur, our business reputation could be harmed and investors may lose confidence in the reliability of our financial statements and reports, either of which could have a significant negative impact on our stock price.

Stock Market Risks

The market price for our common stock may be particularly volatile, and our stockholders may be unable to resell their shares at a profit. The trading price of our common stock has been subject to wide fluctuations and may continue to fluctuate in the future in response to a variety of factors, including:

•       quarter-to-quarter variations in operating results,

•       material announcements by us or our competitors,

•       governmental regulatory action,

•       negative or positive publicity involving us or the nutritional supplement industry generally,

•       general economic downturns,

•       announcements by official or unofficial health and medical authorities,

•       consumer preferences generally, or

•       other events or factors, many of which are beyond our control.

In addition, the stock market has historically experienced significant price and volume fluctuations, which have particularly affected the market prices of many nutritional supplement companies and which have, in certain cases, not had a strong correlation to the operating performance of these companies. General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock. In addition, our operating results in future quarters may be below the expectations of securities analysts and investors. If that were to occur, the price of our common stock would likely decline, perhaps substantially. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial cost and a diversion of management’s attention and resources.

Item 1B.               Unresolved Staff Comments.

We do not have any unresolved comments from the SEC staff.

Item 2.                        Properties.

The following table describes our principal properties as of November 14, 2005:

Purpose	Location	Square Footage
Rapid Response Center(1)	Ogden, Utah	315,000
Transitional Warehouse(2)	Ogden, Utah	107,550
Brand manufacturing(3)	Ogden, Utah	31,230
Bulk manufacturing	Ogden, Utah	20,800
Marketing and sales offices	Park City, Utah	10,446
Executive offices	Park City, Utah	6,103
Powder and liquid manufacturing	Ogden, Utah	5,000
Research, development and quality control	Ogden, Utah	1,813

(1)          The Rapid Response Center is the central facility where we are, and have been, consolidating operations. The Rapid Response Center currently includes raw materials, manufacturing, packaging, distribution and offices.

(2)          The lease for this transitional warehouse expires in December 2006.

(3)          We own this property. We lease all other properties identified above.

In addition to these principal properties, we own or lease various properties used in our operations, including a 31,340 square foot building in Park City, Utah that we own, which we may renovate into office space or which we may sell.

Item 3.                        Legal Proceedings

As discussed in other filings and elsewhere in this Annual Report on Form 10-K, we are subject to regulation by a number of federal, state and foreign agencies and are involved in various legal matters arising in the ordinary course of business.

We carry insurance coverage in the types and amounts that we consider reasonably adequate to cover the risks we face in the industry in which we compete. However, except for our three Natural Balance products that contain kava, our current third-party liability policies exclude claims related to products containing ephedra or kava, as well as a limited number of certain other ingredients, and contain other exclusions or limitations. See “Business—Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Captive Insurance Company.

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

Item 4.                        Submission of Matters to a Vote of Security Holders.

During the fourth quarter of 2005, no matters were submitted to a vote of our security holders.

PART II

Item 5.                        Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq National Market under the symbol “NUTR.” The common stock commenced trading on the Nasdaq National Market on February 20, 1998 upon completion of our initial public offering. The following table sets forth the high and low closing prices per share for the common stock:

	High	Low
2004:
First Quarter	13.24	10.36
Second Quarter	21.64	10.99
Third Quarter	26.76	20.54
Fourth Quarter	21.92	13.00
2005:
First Quarter	17.55	13.95
Second Quarter	16.40	14.90
Third Quarter	15.97	12.50
Fourth Quarter	15.30	13.16
2006:
First Quarter (through November 28, 2005)	13.88	12.27

Holders

As of the close of business on November 28, 2005, there were 184 holders of record of common stock and approximately 2,488 beneficial holders. The closing price of our common stock on November 28, 2005 as reported by the Nasdaq National Market was $12.93.

Dividends

Since our initial public offering, we have neither declared nor paid any cash or other dividends on our common stock and do not expect to pay dividends for the foreseeable future. Instead, we currently intend to retain earnings to support our growth strategy and reduce indebtedness. Any future determination by us to pay dividends will be at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions, including restrictions specified in our credit agreement dated January 28, 2002.

Purchase of Equity Securities

We did not repurchase any of our common stock during the fiscal 2005 fourth quarter.

Item 6.                        Selected Financial Data

The selected financial data presented below were derived from our Consolidated Financial Statements. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto.

	Year Ended September 30,
	2001	2002		2003	2004	2005
	(dollars in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$103,580	$110,888		$124,513	$140,755	$148,187
Cost of sales	52,243	53,971		60,407	66,779	71,682
Gross profit	51,337	56,917		64,106	73,976	76,505
Operating expenses:
Selling, general and administrative	35,411	38,224		42,916	50,786	55,123
Amortization of intangible assets	1,768	—		133	374	377
Income from operations	14,158	18,693		21,057	22,816	21,005
Interest and other (income)/expense, net(1)	2,665	(1,106	)(1)	627	810	647
Income before provision for income taxes	11,493	19,799		20,430	22,006	20,358
Provision for income taxes	4,482	7,425		7,763	8,472	7,838
Income before change in accounting principle	7,011	12,374		12,667	13,534	12,520
Cumulative effect of change in accounting principle, net of tax benefit of $16,454, related to adoption of goodwill impairment standard	—	(35,311)		—	—	—
Net income (loss)	$7,011	$(22,937)		$12,667	$13,534	$12,520
Income before change in accounting principle per common share:
Basic	$0.64	$1.11		$1.13	$1.19	$1.09
Diluted	$0.64	$1.09		$1.09	$1.15	$1.06
Net income (loss) per common share:
Basic	$0.64	$(2.07)		$1.13	$1.19	$1.09
Diluted	$0.64	$(2.03)		$1.09	$1.15	$1.06
Weighted average shares outstanding:
Basic	10,963,282	11,111,993		11,179,964	11,359,734	11,520,936
Diluted	10,972,398	11,329,026		11,586,344	11,816,378	11,765,270
Other Financial Data:
EBITDA(2)	$20,350	$22,861		$24,998	$27,102	$25,353
Capital expenditures (excluding acquisitions)	5,300	4,433		3,249	5,384	6,844
Cash flows provided by (used in):
Operating activities	15,958	23,102		22,034	21,527	20,639
Investing activities	(5,300)	(10,525)		(18,617)	(15,063)	(12,665)
Financing activities	(10,364)	(13,396)		(2,512)	(6,538)	(6,735)
Balance Sheet Data (at period end):
Cash	$2,074	$1,257		$2,196	$2,134	$3,371
Working capital	25,852	20,458		22,263	26,455	26,793
Total assets	104,099	67,552		81,783	93,387	100,905
Total debt	27,500	14,500		12,500	6,500	2,000
Stockholders’ equity	65,189	42,807		55,102	71,599	82,467

(1)             During the year ended September 30, 2002, Nutraceutical recorded other income of $2,896 ($1,810 after tax), or $0.16 per share as diluted earnings after tax, for payments received in settlement of price-fixing litigation to which Nutraceutical was a plaintiff.

(2)             “EBITDA” (a non-GAAP measure) is defined as earnings before net interest and other (income)/expense, taxes, depreciation and amortization. EBITDA has some inherent limitations in measuring operating performance due to the exclusion of certain financial elements such as depreciation and is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. Furthermore, EBITDA is not intended to be a substitute for cash flows from operating activities, as a measure of liquidity, or an alternative to net income in determining our operating performance in accordance with generally accepted accounting principles. Our use of EBITDA should be considered within the following context:

•        We acknowledge that plant and equipment (while less important in our line of business due to outsourcing alternatives) are necessary to earn revenue based on our current business model.

•        Our use of EBITDA as a measure of operating performance is not based on any belief about the reasonableness of excluding depreciation when measuring financial performance.

•        Our use of EBITDA is supported by the importance of EBITDA to the following key stakeholders:

•         Analysts—who estimate our projected EBITDA and other EBITDA-based metrics in their independently developed financial models for investors;

•         Creditors—who evaluate our operating performance based on compliance with certain EBITDA-based debt covenants;

•         Investment Bankers—who use EBITDA and other EBITDA-based metrics in their written evaluations and comparisons of companies within our industry; and

•         Board of Directors and Executive Management—who use EBITDA as an essential metric for evaluating management performance relative to our operating budget and bank covenant compliance, as well as our ability to service debt and raise capital for growth opportunities, including acquisitions, which are a critical component of our stated strategy. Historically, we have recorded a monthly accrual for incentive compensation, which has been paid out to executive management, as well as other employees. This monthly accrual is computed as a percentage of EBITDA.

The following table sets forth a reconciliation of income before change in accounting principle to EBITDA for each period included herein:

	Year Ended September 30,
	2001	2002	2003	2004	2005
	(dollars in thousands)
Income before change in accounting principle	$7,011	$12,374	$12,667	$13,534	$12,520
Provision for income taxes	4,482	7,425	7,763	8,472	7,838
Interest and other (income)/expense, net(1)(2)	2,665	(1,106)	627	810	647
Depreciation and amortization(3)	6,192	4,168	3,941	4,286	4,348
EBITDA	$20,350	$22,861	$24,998	$27,102	$25,353
Percentage of net sales	19.6%	20.6%	20.1%	19.3%	17.1%

(1)          Includes amortization of deferred financing fees and losses associated with fixed asset disposals.

(2)          Includes other income of $2,896 for the year ended September 30, 2002 for payments received in settlement of price-fixing litigation to which Nutraceutical was a plaintiff.

(3)          Includes charges of $63 for the year ended September 30, 2002 for inventory write-up related to certain acquisitions.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited Consolidated Financial Statements and accompanying notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

We are an integrated manufacturer, marketer, distributor and retailer of branded nutritional supplements and other natural products sold primarily to and through domestic health and natural food stores. Internationally, we market and distribute branded nutritional supplements and other natural products to and through health and natural product distributors and retailers. Our core business strategy is to acquire, integrate and operate, from beginning to end, the manufacturing, marketing and distribution of branded nutritional supplement businesses in the natural products industry. We believe that the consolidation and integration of these acquired businesses provides ongoing financial synergies through increased scale and market penetration, as well as strengthened customer relationships.

We sell branded nutritional supplements and other natural products under the trademarks Solaray®, KAL®, Nature’s Life®, Natural Balance®, NaturalMax®, VegLife®, Premier One®, Pioneer®, Sunny Green®, Natural Sport®, FunFresh Foods™, ActiPet®, Action Labs®, Thompson®, Montana Big Sky™, Body Gold®, Healthway® and Monarch Nutritional Laboratories™. Under the name Woodland Publishing™, we publish, print and market a line of books and booklets to, among others, book distributors, national retail bookstores and health and natural food stores. We also distribute branded products of certain third parties.

We own neighborhood natural food markets, which operate under the trade names The Real Food Company ™, Thom’s Natural Foods™ and Cornucopia Community Market™. We also own health food stores, which operate under the trade names Arizona Health Foods™, Granola’s™ and Pilgrim’s Natureway™.

We manufacture and/or distribute one of the broadest branded product lines in the industry with over 3,000 SKUs, including over 650 SKUs sold internationally. We believe that as a result of our emphasis on innovation, quality, loyalty, education and customer service, our brands are widely recognized in health and natural food stores and among their customers.

We were formed in 1993 by senior management and Bain Capital to effect a consolidation strategy in the fragmented VMS Industry. Since our formation, we have completed the following acquisitions: Solaray, Premier One, KAL, Monarch, Action Labs, NutraForce Canada, Woodland Publishing, Thompson, Fresh Organics, Nature’s Life, Fresh Vitamins, Natural Balance, Montana Naturals and Pioneer. As a result of these acquisitions, internal growth and cost management, from 1993 to 2005, we experienced growth in net sales and operating profitability. Management believes that Nutraceutical is well positioned to continue to capitalize on the consolidation we believe is occurring in the VMS Industry.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America required us to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Significant estimates included values and lives assigned to acquired intangible assets, reserves for customer returns and allowances, uncollectible accounts receivable, slow moving, obsolete and/or damaged inventory and stock option valuation. Actual results may differ from these estimates.

Our estimates and judgments related to our critical accounting policies, including factors and assumptions considered in making these estimates and judgments, did not vary significantly for the periods presented and had no material impact on the consolidated financial statements as reported. Our critical accounting policies include the following:

Accounts Receivable—Provision is made for estimated bad debts based on a periodic analysis of individual customer balances, including an evaluation of days sales outstanding, payment history, recent payment trends and perceived credit worthiness. If general economic conditions and/or customer financial condition were to change, additional provisions for bad debts may be required, which could have a material impact on the consolidated financial statements.

Inventories—Provision is made for slow moving, obsolete and/or damaged inventory based on a periodic analysis of individual inventory items, including an evaluation of historical usage and/or movement, age, expiration date and general condition. If market demand and/or consumer preferences are less favorable than historical trends or future expectations, additional provisions for slow moving, obsolete and/or damaged inventory may be required, which could have a material impact on the consolidated financial statements.

Property, Plant and Equipment—Depreciation and amortization expense is impacted by our judgments regarding the estimated useful lives of assets placed in service. If the estimated lives of assets are significantly less than expected, depreciation and amortization expense would be accelerated, which could have a material impact on the consolidated financial statements.

Goodwill and Intangible Assets—Statement of Financial Accounting Standards No. 141, Business Combinations, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), require estimates and judgments in determining the initial recognition and measurement of goodwill and intangible assets, including factors and assumptions used in determining fair value and useful life. Intangible assets with finite useful lives are amortized, while intangible assets with indefinite useful lives are not amortized. In addition, SFAS 142 requires ongoing, periodic impairment testing, which relies on such factors and assumptions as identified reporting units, as well as expected future net cash flows relative to recorded book values. If an asset impairment were identified, a loss would be recorded, which could have a material impact on the consolidated financial statements.

Revenue Recognition—Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, which states that revenue should be recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. We believe that these criteria are satisfied upon shipment from our facilities or, in the case of our neighborhood natural food markets and health food stores, at the point of sale within these stores. Revenue is reduced by provisions for estimated returns and allowances, which are based on historical averages that have not varied significantly for the periods presented, as well as specific known claims, if any. No other significant deductions from revenue must be estimated at the point in time that revenue is recognized.

For additional information on our accounting policies, see Note 2 of the accompanying Consolidated Financial Statements.

Results of Operations

The following table sets forth certain Consolidated Statements of Operations data as a percentage of net sales for the periods indicated:

	Year Ended September 30,
	2003	2004	2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	48.5	47.4	48.4
Gross profit	51.5	52.6	51.6
Selling, general and administrative	34.5	36.1	37.2
Amortization of intangibles	0.1	0.3	0.2
Income from operations	16.9	16.2	14.2
Interest and other expense, net	0.5	0.6	0.5
Income before provision for income taxes	16.4	15.6	13.7
Provision for income taxes	6.2	6.0	5.3
Net income	10.2%	9.6%	8.4%

Comparison of Fiscal 2005 to Fiscal 2004

Net Sales.   Net sales increased by $7.4 million, or 5.3%, to $148.2 million for fiscal 2005 from $140.8 million for fiscal 2004. Net sales of branded nutritional supplements and other natural products increased by $4.3 million, or 3.5%, to $129.8 million for fiscal 2005 from $125.5 million for fiscal 2004. This increase in net sales was primarily related to the integration of our fiscal 2004 third quarter acquisitions of the Natural Balance® and Montana Big Sky™ brands and the March 2005 acquisition of the Pioneer® brand.  This increase was partially offset by decreases in sales of some brands and to some health and natural food store customers.  Other net sales increased by $3.1 million, or 19.9%, to $18.4 million for fiscal 2005 from $15.3 million for fiscal 2004. This increase was related to the integration of the fiscal 2004 acquisition of Cornucopia Community Market, Inc. and the fiscal 2005 acquisition of Pilgrim’s Natureway LLC, partially offset by a decline in comparable store sales, which we believe was somewhat related to decreased low-carb consumer interest and demand.

Gross Profit.   Gross profit increased by $2.5 million, or 3.4%, to $76.5 million for fiscal 2005 from $74.0 million for fiscal 2004. This increase in gross profit was primarily attributable to the increase in net sales. As a percentage of net sales, gross profit decreased to 51.6% for fiscal 2005 from 52.6% for fiscal 2004. This decrease in gross profit as a percentage of net sales was primarily attributable to increased material cost as a percentage of net sales and to an increase in lower-margin retail sales as a percentage of our consolidated net sales mix.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased by $4.3 million, or 8.5%, to $55.1 million for fiscal 2005 from $50.8 million for fiscal 2004. As a percentage of net sales, selling, general and administrative expenses increased to 37.2% for fiscal 2005 from 36.1% for fiscal 2004. This increase in selling, general and administrative expenses was primarily attributable to the timing of acquisition and integration-related expenses, including technology and employee transition, for the fiscal 2004 acquisitions of the Natural Balance® and Montana Big Sky™ brands and Cornucopia Community Market, Inc., as well as the fiscal 2005 acquisitions of Pilgrim’s Natureway LLC and the Pioneer® brand. Additionally, increased costs associated with litigation, insurance and corporate governance impacted us during fiscal 2005.

Amortization of Intangibles.   Amortization of intangibles was $0.4 million for both fiscal 2005 and fiscal 2004 and was primarily related to intangible assets recorded in connection with acquisitions.

Interest and Other Expense, Net.   Net interest and other expense was $0.6 million for fiscal 2005 compared to $0.8 million for fiscal 2004 and primarily consisted of interest expense on indebtedness under our revolving credit facility and losses associated with fixed asset disposals.

Provision for Income Taxes.   Our effective tax rate was 38.5% for both fiscal 2005 and fiscal 2004. In each period, our effective tax rate was higher than the federal statutory rate primarily due to state taxes.

Comparison of Fiscal 2004 to Fiscal 2003

Net Sales.   Net sales increased by $16.3 million, or 13.0%, to $140.8 million for fiscal 2004 from $124.5 million for fiscal 2003. Net sales of branded nutritional supplements and other natural products increased by $14.6 million, or 13.1%, to $125.5 million for fiscal 2004 from $110.9 million for fiscal 2003. This increase in net sales was primarily related to the integration of the June 13, 2003 acquisition of the Nature’s Life® brand and, to a lesser extent, the integration of the fiscal 2004 third quarter acquisitions of the Natural Balance® and Montana Big Sky™ brands, as well as increased sales of our core branded products. Other net sales increased by $1.7 million, or 12.4%, to $15.3 million for fiscal 2004 from $13.6 million for fiscal 2003. This increase was primarily the result of the fiscal 2003 acquisition of Arizona Health Foods, Inc., which was completed on June 30, 2003, partially offset by the closure for remodeling of one of our neighborhood natural food markets.

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

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased by $7.9 million, or 18.3%, to $50.8 million for fiscal 2004 from $42.9 million for fiscal 2003. As a percentage of net sales, selling, general and administrative expenses increased to 36.1% for fiscal 2004 from 34.5% for fiscal 2003. This increase in selling, general and administrative expenses was primarily attributable to the fiscal 2003 and 2004 acquisitions. Additionally, increased costs associated with shipping, insurance, legal and corporate governance impacted us in fiscal 2004.

Amortization of Intangibles.   Amortization of intangibles was $0.4 million for fiscal 2004 compared to $0.1 million for fiscal 2003 and was primarily related to intangible assets recorded in connection with acquisitions.

Interest and Other Expense, Net.   Net interest and other expense was $0.8 million for fiscal 2004 compared to $0.6 million for fiscal 2003 and primarily consisted of interest expense on indebtedness under our revolving credit facility and losses associated with fixed asset disposals.

Provision for Income Taxes.   Our effective tax rate was 38.5% for fiscal 2004 and 38.0% for fiscal 2003. This increase in our effective tax rate was primarily due to an increase in our marginal federal income tax rate. In each fiscal year, the effective tax rate is higher than statutory rates primarily due to state taxes.

Selected Quarterly Financial Data; Seasonality

The following table sets forth certain quarterly financial data for fiscal 2004 and 2005. This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements and, in our opinion, reflects all normally recurring adjustments necessary for fair presentation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal 2004				Fiscal 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands, except per share data: unaudited)
Net sales	$33,187	$37,640	$33,787	$36,141	$35,299	$38,849	$37,233	$36,806
Gross profit	17,016	20,010	17,803	19,147	18,399	19,912	19,141	19,053
Net income	3,168	4,161	2,909	3,296	2,806	3,486	3,203	3,025
Net income per common share:
Basic	$0.28	$0.37	$0.25	$0.29	$0.24	$0.30	$0.28	$0.26
Diluted	$0.27	$0.35	$0.24	$0.28	$0.24	$0.29	$0.27	$0.26

We believe that our business is characterized by minor seasonality. However, sales to any particular customer can vary substantially from one quarter to the next based on such factors as industry trends, timing of promotional discounts, international economic conditions and acquisition-related activities. Excluding the effect of acquisitions, we have historically recorded higher branded products sales volume during the second fiscal quarter due to increased interest in health-related products among consumers following the holiday season. The fiscal 2004 acquisitions were completed during the third and fourth quarters and the fiscal 2005 acquisitions were completed during the first and second quarters.

Liquidity and Capital Resources

As of September 30, 2005, we had cash of $3.4 million. Net cash provided by operating activities was $20.6 million, $21.5 million, and $22.0 million for the years ended September 30, 2005, 2004, and 2003, respectively. The decrease in net cash provided by operating activities in fiscal 2005 was primarily attributable to decreases in net income and the tax benefit from stock option exercises, partially offset by an increase in cash provided by changes in assets and liabilities, net of effects of acquisitions, including cash provided by prepaid expenses and other current assets.

Net cash used in investing activities was $12.7 million, $15.1 million, and $18.6 million for the years ended September 30, 2005, 2004, and 2003, respectively. Our investing activities consist primarily of capital expenditures and acquisitions. Capital expenditures during the years ended September 30, 2005, 2004, and 2003 related primarily to distribution and manufacturing equipment, building improvements related to facility consolidation efforts and information systems, including retail technology. In addition to capital expenditures of $6.8 million during fiscal 2005, we acquired Pilgrim’s Natureway LLC and Pioneer for an aggregate of $5.9 million. We intend to finance anticipated capital expenditures through internally generated cash flow and, if necessary, through funds provided under our credit agreement.

Net cash used in financing activities was $6.7 million, $6.5 million and $2.5 million for the years ended September 30, 2005, 2004 and 2003, respectively. Our financing activities consist primarily of borrowings and repayments under our credit agreement related to operating needs, purchases of common stock for treasury and proceeds from the issuance of common stock.

On January 28, 2002, we entered into a five-year, sixty-million-dollar reducing revolving credit facility (the “Current Credit Agreement”). We deferred certain debt issuance costs, including bank, legal, accounting and other fees, related to this Current Credit Agreement. These costs, which totaled $914 thousand in aggregate, were capitalized as deferred financing fees in our Consolidated Financial Statements.

At September 30, 2005, we had available revolving credit borrowings of $51.25 million dollars under the Current Credit Agreement, of which $2.0 million was outstanding. The available credit borrowings are reduced quarterly by $1.25 million with the next reduction occurring in December 2005. Borrowings under the Current Credit Agreement are collateralized by substantially all our assets and bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At September 30, 2005, the applicable weighted-average interest rate for outstanding borrowings was 5.16%. We are also required to pay a variable quarterly fee on the unused balance under the Current Credit Agreement. At September 30, 2005, the applicable rate was 0.25%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The Current Credit Agreement matures on January 28, 2007, and we are required to repay all principal and interest outstanding under the Current Credit Agreement on such date.

The Current Credit Agreement contains restrictive covenants, including restrictions on incurring other indebtedness, limitations on capital expenditures and requirements that we maintain certain financial ratios. As of September 30, 2005, we were in compliance with these restrictive covenants. Upon the occurrence of a default or an event of default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring us to repay all amounts outstanding under the Current Credit Agreement.

A key component of our business strategy is to seek to make additional acquisitions, which may require that we obtain additional financing, which could include the occurrence of substantial additional indebtedness. We believe that borrowings under the Current Credit Agreement or a replacement credit facility, together with cash flows from operations, will be sufficient to make required payments under the Current Credit Agreement or any such replacement facility, and to make anticipated capital expenditures and fund working capital needs for fiscal 2006.

Our significant non-cancelable contractual obligations as of September 30, 2005 were as follows:

	Payments Due By Period
		Less Than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(dollars in thousands)
Long-term debt	$2,000	$—	$2,000	$—	$—
Interest on long-term debt(a)	332	252	80	—	—
Operating leases	6,159	2,348	2,883	711	217
Total	$8,491	$2,600	$4,963	$711	$217

(a)           Represents estimated interest obligations associated with our outstanding revolving credit facility balance of $2.0 million at September 30, 2005, assuming no principal payments are made before maturity, a weighted-average interest rate of 5.16% and an underutilization fee rate of 0.25%.

Captive Insurance Company

Due to increases in the number of product ingredients excluded from existing insurance policies, as well as potential increases in coverage costs, we established and provided initial funding for a wholly-owned captive insurance subsidiary, American Nutritional Casualty, Inc., which was incorporated in

Hawaii. This entity provides coverage for certain of our product liability risks, depending on the availability, pricing and terms of coverage from the traditional insurance market. We have funded this captive insurance subsidiary with capital contributions, and we pay premiums based on actuarial estimates and input.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R requires us to expense the value of employee stock options and similar awards. SFAS 123R is effective for annual financial statements beginning after June 15, 2005 and will apply to all outstanding and unvested share-based payments at the time of adoption. As of September 30, 2005, we had no unvested share-based payments outstanding.

We periodically review new accounting standards that are issued from time to time. Although some of these accounting standards may be applicable to us, we have not identified any other standards that we believe merit further discussion, and we expect that none would have a significant impact on our consolidated financial statements.

Inflation

Inflation affects the cost of raw materials, goods and services used by us. In recent years, inflation has been modest. The competitive environment somewhat limits our ability to recover higher costs resulting from inflation by raising prices. We seek to mitigate the adverse effects of inflation primarily through improved productivity and cost containment programs. We do not believe that inflation has had a material impact on our results of operations for the periods presented, except with respect to payroll-related costs, insurance premiums, and other costs arising from or related to government imposed regulations.

Item 7A.                Quantitative and Qualitative Disclosure About Market Risk.

Borrowings under the Current Credit Agreement bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At September 30, 2005, the applicable weighted average interest rate for borrowings was 5.16% and we had total borrowings outstanding of $2.0 million. To date, we have not obtained interest rate protection with respect to these borrowings.

With respect to our international operations, we are subject to currency fluctuations; however, we do not believe that these fluctuations would have a material adverse impact on our financial position. To date, we have not hedged any of our potential foreign currency exposures.

Item 8.                        Financial Statements and Supplementary Data.

The information required by Item 8 is set forth on pages F-1 through F-23 of this Annual Report on Form 10-K. The supplementary financial information required by Item 302 of Regulation S-K is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Selected Quarterly Financial Data; Seasonality.”

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in our independent registered public accounting firm, PricewaterhouseCoopers LLP, or disagreements with them on matters of accounting and financial disclosure.

Item 9A.                Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.   We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow for timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year covered by this report. Based on the foregoing, our principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting.   We are responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). In order to evaluate the effectiveness of internal control over financial reporting, we conducted an assessment, based on the criteria in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation, management concluded that Nutraceutical maintained effective internal control over financial reporting as of September 30, 2005, based on the criteria in Internal Control—Integrated Framework issued by the COSO. Management’s assessment of the effectiveness of Nutraceutical’s internal control over financial reporting as of September 30, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting.   There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information.

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant.

Information required by this item with respect to our directors, our audit committee, our audit committee financial expert and procedures by which stockholders may recommend nominees to the board of directors is set forth under the heading “The Board of Directors” in our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, or the Proxy Statement, to be filed with the SEC within 120 days of the end of our fiscal year, which information is incorporated herein by reference. Information required by this item regarding our executive officers is included in Part I of the this Annual Report on Form 10-K under the heading “Business—Executive Officers.” Information required by this item with respect to Section 16(a) beneficial ownership reporting compliance is set forth in the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. This Code of Ethics applies to all our directors, officers and employees. The Code of Ethics is available on our website: www.nutraceutical.com. Additionally, we will provide to any person, without charge, upon request, a copy of the Code of Ethics. A person may request a copy by writing to Nutraceutical International Corporation, Attn.: Investor Relations, 1500 Kearns Boulevard, Suite B-200, Park City, Utah 84060 or by telephoning us at (435) 655-6106.

Item 11.                 Executive Compensation.

Information required by this item is set forth in the Proxy Statement under the heading “Executive Compensation,” which information is incorporated herein by reference (except for the Compensation Committee Report and the Performance Graph).

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item is set forth in the Proxy Statement under the heading “Principal Stockholders,” which information is incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions.

Information required by this item is set forth in the Proxy Statement under the headings “The Board of Directors—Compensation Committee Interlocks and Insider Participation” and “The Board of Directors—Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

Item 14.                 Principal Accounting Fees and Services.

Information required by this item appears in the Proxy Statement under the heading “Fees Paid to PricewaterhouseCoopers LLP” and is incorporated herein by reference.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules.

(a)   The following documents are filed as part of this report:

1.                 All Financial Statements:

Consolidated Financial Statements, as set forth on the attached Index to Consolidated Financial Statements.

2.                 Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts.

3.                 Exhibits:

Reference is made to the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of December 2005.

NUTRACEUTICAL INTERNATIONAL CORPORATION
By:	/s/ FRANK W. GAY II
Frank W. Gay II Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 1st day of December 2005.

Signature	Capacity
/s/ FRANK W. GAY II	Director, Chairman of the Board and Chief Executive Officer
Frank W. Gay II	(Principal Executive Officer)
/s/ JEFFREY A. HINRICHS	Director, Executive Vice President, Chief Operating Officer and
Jeffrey A. Hinrichs	Secretary
/s/ LESLIE M. BROWN, JR.	Senior Vice President, Finance, Chief Financial Officer and Assistant
Leslie M. Brown, Jr.	Secretary (Principal Financial and Accounting Officer)
/s/ GREGORY M. BENSON	Director
Gregory M. Benson
/s/ MICHAEL D. BURKE	Director
Michael D. Burke
/s/ J. KIMO ESPLIN	Director
J. Kimo Esplin
/s/ JAMES D. STICE	Director
James D. Stice
/s/ J. STEVEN YOUNG	Director
J. Steven Young

Nutraceutical International Corporation

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Nutraceutical International Corporation:

We have completed an integrated audit of Nutraceutical International Corporation’s 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Nutraceutical International Corporation and its subsidiaries at September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of September 30, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP
Salt Lake City, Utah
November 29, 2005

NUTRACEUTICAL INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	September 30,
	2004	2005
Assets
Current assets:
Cash	$2,134	$3,371
Accounts receivable, net	10,567	10,586
Inventories, net	24,058	25,434
Prepaid expenses and other current assets	3,372	2,060
Deferred income taxes	1,118	1,416
Total current assets	41,249	42,867
Property, plant and equipment, net	22,657	25,808
Goodwill	14,108	18,387
Intangible assets, net	7,055	7,016
Deferred income taxes, net	7,522	6,211
Other non-current assets, net	796	616
Total assets	$93,387	$100,905
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,844	$10,733
Accrued expenses	4,950	5,341
Total current liabilities	14,794	16,074
Long-term debt	6,500	2,000
Other non-current liabilities	494	364
Total liabilities	21,788	18,438
Commitments and contingencies (Notes 10, 14 and 17)
Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares authorized; 11,879,119 shares issued and 11,484,278 shares outstanding at September 30, 2004; 11,472,049 shares issued and outstanding at September 30, 2005	119	115
Additional paid-in capital	45,530	39,317
Retained earnings	30,380	42,900
Accumulated other comprehensive income	173	135
Treasury stock at cost, 394,841 shares at September 30, 2004	(4,603)	—
Total stockholders’ equity	71,599	82,467
Total liabilities and stockholders’ equity	$93,387	$100,905

The accompanying notes are an integral part of these consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Years ended September 30,
	2003	2004	2005
Net sales	$124,513	$140,755	$148,187
Cost of sales	60,407	66,779	71,682
Gross profit	64,106	73,976	76,505
Operating expenses:
Selling, general and administrative	42,916	50,786	55,123
Amortization of intangible assets	133	374	377
	43,049	51,160	55,500
Income from operations	21,057	22,816	21,005
Interest and other expense, net	627	810	647
Income before provision for income taxes	20,430	22,006	20,358
Provision for income taxes	7,763	8,472	7,838
Net income	$12,667	$13,534	$12,520
Net income per common share:
Basic	$1.13	$1.19	$1.09
Diluted	1.09	1.15	1.06
Weighted average common shares outstanding:
Basic	11,179,964	11,359,734	11,520,936
Dilutive effect of stock options and warrants	406,380	456,644	244,334
Diluted	11,586,344	11,816,378	11,765,270

The accompanying notes are an integral part of these consolidated financial statements.

Nutraceutical International Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years ended September 30,
	2003	2004	2005
Cash flows from operating activities:
Net income	$12,667	$13,534	$12,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,941	4,286	4,348
Amortization of deferred financing fees	182	182	182
Losses on disposals of property and equipment	15	87	41
Deferred income taxes	2,442	1,802	867
Tax benefit from stock option exercises	63	3,242	396
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	508	813	199
Inventories, net	1,214	(2,626)	(540)
Prepaid expenses and other current assets	(243)	(1,259)	1,360
Other non-current assets, net	(73)	6	(38)
Accounts payable	1,520	1,314	889
Accrued expenses	(202)	(123)	320
Other non-current liabilities	—	269	95
Net cash provided by operating activities	22,034	21,527	20,639
Cash flows from investing activities:
Payments on non-compete agreements	(325)	—	—
Purchases of property and equipment	(3,249)	(5,384)	(6,844)
Acquisitions of businesses, net of cash acquired	(15,043)	(9,679)	(5,821)
Net cash used in investing activities	(18,617)	(15,063)	(12,665)
Cash flows from financing activities:
Payments on other non-current liabilities	—	(225)	(225)
Proceeds from long-term debt	13,500	9,000	5,500
Payments on long-term debt	(15,500)	(15,000)	(10,000)
Proceeds from issuances of common stock	915	2,863	1,040
Purchases of common stock for treasury	(1,427)	(3,176)	(3,050)
Net cash used in financing activities	(2,512)	(6,538)	(6,735)
Effect of exchange rate changes on cash	34	12	(2)
Net increase (decrease) in cash	939	(62)	1,237
Cash at beginning of year	1,257	2,196	2,134
Cash at end of year	$2,196	$2,134	$3,371

The accompanying notes are an integral part of these consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(dollars in thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Stock	Equity
Balance at October 1, 2002	11,163,504	$112	$38,454	$4,179	$62	$—	$42,807
Net income	—	—	—	12,667	—	—	12,667
Other comprehensive income:
Foreign currency translation adjustment, net of tax	—	—	—	—	77	—	77
Total comprehensive income							12,744
Issuances of common stock	163,181	1	914	—	—	—	915
Tax benefit from stock option exercises	—	—	63	—	—	—	63
Purchases of common stock for treasury	—	—	—	—	—	(1,427)	(1,427)
Balance at September 30, 2003	11,326,685	113	39,431	16,846	139	(1,427)	55,102
Net income	—	—	—	13,534	—	—	13,534
Other comprehensive income:
Foreign currency translation adjustment, net of tax	—	—	—	—	34	—	34
Total comprehensive income							13,568
Issuances of common stock	552,434	6	2,857	—	—	—	2,863
Tax benefit from stock option exercises	—	—	3,242	—	—	—	3,242
Purchases of common stock for treasury	—	—	—	—	—	(3,176)	(3,176)
Balance at September 30, 2004	11,879,119	119	45,530	30,380	173	(4,603)	71,599
Net income	—	—	—	12,520	—	—	12,520
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	—	—	—	—	(38)	—	(38)
Total comprehensive income							12,482
Issuances of common stock	215,566	2	1,038	—	—	—	1,040
Tax benefit from stock option exercises	—	—	396	—	—	—	396
Purchases of common stock for treasury	—	—	—	—	—	(3,050)	(3,050)
Retirement of common stock in treasury	(622,636)	(6)	(7,647)	—	—	7,653	—
Balance at September 30, 2005	11,472,049	$115	$39,317	$42,900	$135	$—	$82,467

The accompanying notes are an integral part of these consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

1.   Description of Business

Nutraceutical International Corporation (the “Company”) is an integrated manufacturer, marketer, distributor and retailer of branded nutritional supplements and other natural products sold primarily to and through domestic health and natural food stores. Internationally, the Company markets and distributes branded nutritional supplements and other natural products to and through health and natural product distributors and retailers. The Company’s core business strategy is to acquire, integrate and operate, from beginning to end, the manufacturing, marketing and distribution of branded nutritional supplement businesses in the natural products industry. The Company believes that the consolidation and integration of these acquired businesses provides ongoing financial synergies through increased scale and market penetration, as well as strengthened customer relationships.

The Company sells branded nutritional supplements and other natural products under the trademarks Solaray®, KAL®, Nature’s Life®, Natural Balance®, NaturalMax®, VegLife®, Premier One®, Pioneer®, Sunny Green®, Natural Sport®, FunFresh Foods™, ActiPet®, Action Labs®, Thompson®, Montana Big Sky™, Body Gold®, Healthway® and Monarch Nutritional Laboratories™. Under the name Woodland Publishing™, the Company publishes, prints and markets a line of books and booklets to, among others, book distributors, national retail bookstores and health and natural food stores. The Company also distributes branded products of certain third parties.

The Company owns neighborhood natural food markets, which operate under the trade names The Real Food Company ™, Thom’s Natural Foods™ and Cornucopia Community Market™. The Company also owns health food stores, which operate under the trade names Arizona Health Foods™, Granola’s™ and Pilgrim’s Natureway™.

2.   Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances were eliminated.

Use of Estimates—The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Significant estimates included values and lives assigned to acquired intangible assets, reserves for customer returns and allowances, uncollectible accounts receivable, slow moving, obsolete and/or damaged inventory and stock option valuation. Actual results may differ from these estimates.

Reclassifications—Certain prior year amounts were reclassified to conform with the current year presentation. These reclassifications had no effect on net income, stockholders’ equity or total assets.

Fair Value of Financial Instruments—The Company believes that the fair values of financial instruments, including cash, accounts receivable, accounts payable and debt, approximated their respective book values at September 30, 2004 and 2005.

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

2.   Summary of Significant Accounting Policies (Continued)

Cash—Substantially all of the Company’s cash was held by one bank at September 30, 2005. The Company does not believe that, as a result of this concentration, it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

Accounts Receivable—Provision is made for estimated bad debts based on a periodic analysis of individual customer balances, including an evaluation of days sales outstanding, payment history, recent payment trends and perceived credit worthiness.

Inventories—Branded inventories were accounted for using the first-in, first-out method and included freight-in, materials, labor and overhead costs and were stated at the lower of cost or market, cost being determined by a moving weighted average. Retail inventories were accounted for using the retail method. Provision is made for slow moving, obsolete and/or damaged inventory based on a periodic analysis of individual inventory items, including an evaluation of historical usage and/or movement, age, expiration date and general condition.

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

Goodwill and Intangible Assets—Goodwill and intangible assets are accounted for in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The excess of purchase price over fair market value of assets acquired and liabilities assumed in purchase transactions was classified as goodwill. Intangible assets with finite useful lives are amortized while intangible assets with indefinite useful lives are not amortized. As prescribed by SFAS 142, goodwill and intangible assets are tested periodically for impairment.

Deferred Financing Fees—The Company deferred certain debt issuance costs, including bank, legal, accounting and other fees, related to the establishment of credit agreements (Note 9). These costs were capitalized as deferred financing fees in other non-current assets and were amortized using the straight-line method, which approximated the effective interest rate method, based on the terms of the credit agreements.

Foreign Currency Translation—The functional currency of each of the Company’s foreign subsidiaries is the local currency. All assets and liabilities of foreign subsidiaries were translated into U.S. Dollars at fiscal year-end exchange rates. Income and expense items were translated at average exchange rates prevailing during the year. The resulting translation adjustments were recorded in accumulated other comprehensive income, which is a component of stockholders’ equity.

Revenue Recognition—Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, which states that revenue should be recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Shipping and Handling Costs—The Company incurred shipping and handling costs related to third-party freight charges, as well as internal warehousing and order fulfillment costs. These costs were classified as selling, general and administrative expenses and totaled $9,011, $10,367 and $10,064 for the years ended September 30, 2003, 2004 and 2005, respectively.

Research and Development—The Company expensed research and development costs as incurred. For the years ended September 30, 2003, 2004 and 2005, the Company incurred $584, $775 and $748, respectively, in research and development expenditures.

Advertising—The Company expensed advertising costs the first time the respective advertising took place. These costs were included in selling, general and administrative expenses.

Income Taxes—The Company accounted for income taxes using the asset and liability method as prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 required the Company to record deferred tax assets and liabilities for the differences between the financial statement and tax bases of assets and liabilities using the expected applicable future tax rates.

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

2.   Summary of Significant Accounting Policies (Continued)

Accounting for Stock-Based Compensation—The Company accounted for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation expense was reflected in net income, as all options granted under those stock-based employee compensation plans had exercise prices equal to the market values of the underlying common shares on the dates of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to stock-based employee compensation.

	Years Ended September 30,
	2003	2004	2005
Net income, as reported	$12,667	$13,534	$12,520
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects (Note 12)	(242)	(609)	(1,285)
Pro forma net income	$12,425	$12,925	$11,235
Earnings per share
Basic—as reported	$1.13	$1.19	$1.09
Diluted—as reported	1.09	1.15	1.06
Basic—pro forma	$1.11	$1.14	$0.98
Diluted—pro forma	1.07	1.09	0.95

Based on application of the Black-Scholes option pricing model as prescribed in SFAS 123, the weighted average fair value of options granted was $6.53, $7.21 and $5.26 for the years ended September 30, 2003, 2004 and 2005, respectively.

The following assumptions were used in the application of the Black-Scholes option pricing model for the years ended September 30, 2003, 2004 and 2005, respectively: risk free interest rate of 2.62%, 3.69% and 4.18%; expected life of 7 years, 6 years and 4 years; expected volatility of 60%, 60% and 40%; and an expected dividend yield of 0% for each year. Because changes in these subjective input assumptions can materially affect the fair value estimates, management believes that the existing valuation models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Concentrations of Credit Risk—In the normal course of business, the Company provided credit terms to its customers; however, collateral was not required. Accordingly, the Company performed credit evaluations of its customers and maintained allowances for possible losses which, when realized, were within the range of management’s expectations. From time to time, a higher concentration of credit risk existed on outstanding accounts receivable for a select number of customers due to individual buying patterns.

New Accounting Standards—In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R requires companies to expense the value of employee stock options and similar awards. SFAS 123R

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

2.   Summary of Significant Accounting Policies (Continued)

is effective for annual financial statements beginning after June 15, 2005 and will apply to all outstanding and unvested share-based payments at the time of adoption. As of September 30, 2005, the Company had no unvested share-based payments outstanding.

The Company periodically reviews new accounting standards that are issued from time to time. Although some of these accounting standards may be applicable to the Company, the Company has not identified any other standards that it believes merit further discussion, and the Company expects that none would have a significant impact on its consolidated financial statements.

3.   Acquisitions

Acquisitions—On May 14, 2004, the Company acquired the Natural Balance® brand of nutritional supplements by purchasing substantially all of the operating assets of Natural Balance, Inc. On June 8, 2004, the Company acquired the Montana Big Sky™ brand of nutritional supplements by purchasing selected assets of Montana Naturals, Inc. On July 7, 2004, the Company acquired substantially all of the assets of Cornucopia Community Market, Inc., a neighborhood natural food market located in Carmel, California. The aggregate purchase price for these fiscal 2004 acquisitions was $9,730 (net of cash acquired), was paid in cash and included purchase price reductions totaling $90, which the Company recorded during fiscal 2005. Also during fiscal 2004, purchase price reductions totaling $141 and non-cash purchase accounting adjustments totaling $265 were recorded related to the Company’s fiscal 2003 acquisitions.

On November 18, 2004, the Company acquired substantially all of the operating assets of Pilgrim’s Natureway LLC, a chain of health food stores in the Seattle, Washington area. On March 4, 2005, the Company acquired the Pioneer® brand of nutritional supplements, which are sold in health and natural food stores, by purchasing 100% of the stock of Pioneer Nutritional Formulas, Inc. The aggregate purchase price for these fiscal 2005 acquisitions was $5,911 (net of cash acquired) and was paid in cash.

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

3.   Acquisitions (Continued)

These acquisitions are in keeping with the Company’s business strategy of consolidating the fragmented industry where it competes. These acquisitions were accounted for using the purchase method of accounting. Accordingly, the aggregate purchase price was assigned to the assets acquired and liabilities assumed based on their fair market values at the respective dates of acquisition. The excess of aggregate purchase price over the fair market values of the assets acquired and liabilities assumed was classified as goodwill and was accounted for in accordance with SFAS 142 (Note 7). The Consolidated Statements of Operations and Consolidated Statements of Cash Flows presented herein include the activities of these acquired businesses from their respective dates of acquisition. The following reflects the allocation of the aggregate purchase prices for the fiscal 2004 and 2005 acquisitions to the aggregate assets acquired and liabilities assumed:

	Fiscal 2004	Fiscal 2005
	Acquisitions	Acquisitions
Aggregate assets acquired and liabilities assumed:
Current assets, net	$2,443	$1,140
Property, plant and equipment	142	319
Goodwill	4,341	4,369
Intangible assets	3,020	300
Other non-current assets	—	2
Current liabilities	(216)	(35)
Non-current deferred income taxes	—	(184)
	$9,730	$5,911

Goodwill, which is not subject to amortization for financial statement purposes, of $4,341 related to the fiscal 2004 acquisitions and $1,368 related to the fiscal 2005 acquisitions is expected to be deductible for tax purposes over fifteen years. Included in acquired intangible assets are trademarks, trade names and licenses totaling $3,020 and $300 for fiscal 2004 and fiscal 2005, respectively, that have indefinite lives and are not subject to amortization for financial statement purposes (Note 7).

In connection with acquisitions made in fiscal 2003, the Company entered into certain non-compete and consulting arrangements. These non-compete agreements were classified as intangible assets at September 30, 2004 and 2005 and are being amortized over the terms of the respective agreements (Note 7).

4.   Accounts Receivable, net

Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	September 30,
	2004	2005
Accounts receivable	$12,300	$12,476
Less allowances	(1,733)	(1,890)
	$10,567	$10,586

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

5.   Inventories, net

Inventories, net of reserves for slow moving, obsolete and/or damaged inventory, were comprised of the following:

	September 30,
	2004	2005
Raw materials	$7,477	$9,495
Work-in-process	6,162	6,800
Finished goods	12,290	11,123
	25,929	27,418
Less reserves	(1,871)	(1,984)
	$24,058	$25,434

6.   Property, Plant and Equipment, net

Property, plant and equipment, net, were comprised of the following:

	Estimated
	Useful Life	September 30,
	in Years	2004	2005
Land	—	$2,122	$2,207
Building	30	3,702	4,001
Leasehold improvements	1-13	12,714	16,643
Furniture, fixtures and equipment	3-10	31,289	33,565
		49,827	56,416
Less accumulated depreciation and amortization		(27,170)	(30,608)
		$22,657	$25,808

At September 30, 2004 and 2005, the Company had no equipment under capital leases. Substantially all property, plant and equipment of the Company collateralized its debt obligations (Note 9).

Depreciation and amortization of property, plant and equipment totaled $3,808, $3,912 and $3,971 for the years ended September 30, 2003, 2004 and 2005, respectively.

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

7.   Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended September 30, 2003, 2004 and 2005 were as follows:

Goodwill
Balance as of October 1, 2002	$2,310
Goodwill acquired during the year	7,773
Balance as of September 30, 2003	10,083
Goodwill acquired during the year	4,431
Purchase accounting adjustments related to the fiscal 2003 acquisitions	(406)
Balance as of September 30, 2004	14,108
Goodwill acquired during the year	4,369
Purchase accounting adjustments related to the fiscal 2004 acquisitions	(90)
Balance as of September 30, 2005	$18,387

The carrying amounts of intangible assets at September 30, 2004 and 2005 were as follows:

	September 30, 2004			September 30, 2005			Weighted-
	Gross		Net	Gross		Net	Average
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Amount	Amortization	Amount	Period (Years)
Intangible assets subject to amortization:
Non-compete agreements	$1,000	$(417)	$583	$1,000	$(750)	$250	3
Trademarks/trade names/patents	300	(206)	94	338	(250)	88	5
	1,300	(623)	677	1,338	(1,000)	338
Intangible assets not subject to amortization:
Trademarks/trade names/licenses	6,378	—	6,378	6,678	—	6,678
	$7,678	$(623)	$7,055	$8,016	$(1,000)	$7,016

Aggregate amortization expense related to intangible assets subject to amortization totaled $133, $374 and $377 for the years ended September 30, 2003, 2004 and 2005, respectively.

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

7.   Goodwill and Intangible Assets (Continued)

Estimated amortization expense related to intangible assets subject to amortization is as follows:

Estimated
Amortization
Year Ending September 30,	Expense
2006	$286
2007	23
2008	14
2009	11
2010	4
Thereafter	—
$338

8.   Accrued Expenses

Accrued expenses were comprised of the following:

	September 30,
	2004	2005
Employee payroll, taxes, benefits and performance incentives	$2,940	$2,954
Other accrued expenses	2,010	2,387
	$4,950	$5,341

9.   Long-Term Debt

Long-term debt was comprised of the following:

	September 30,
	2004	2005
Revolving Credit Facility	$6,500	$2,000

On January 28, 2002, the Company entered into a five-year, sixty million dollar reducing revolving credit facility (the “Current Credit Agreement”). Deferred financing fees of approximately $914 related to the Current Credit Agreement were capitalized.

At September 30, 2005, the Company had available revolving credit borrowings of $51,250 under the Current Credit Agreement, of which $2,000 was outstanding. The available revolving credit borrowings are reduced quarterly by $1,250 with the next reduction occurring in December 2005. Borrowings under the Current Credit Agreement are collateralized by substantially all assets of the Company. At the Company’s election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At September 30, 2005, the applicable weighted-average interest rate for outstanding borrowings was 5.16%. The Company is also required to pay a variable quarterly fee on the unused balance under the Current Credit Agreement. At September 30, 2005, the applicable rate was 0.25%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

9.   Long-Term Debt (Continued)

interest on base rate borrowings is payable quarterly. The Current Credit Agreement matures on January 28, 2007, and the Company is required to repay all principal and interest outstanding under the Current Credit Agreement on such date.

The Current Credit Agreement contains restrictive covenants, including restrictions on incurring other indebtedness, limitations on capital expenditures and requirements that the Company maintain certain financial ratios. As of September 30, 2005, the Company was in compliance with these restrictive covenants. Upon the occurrence of a default or an event of default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring the Company to repay all amounts outstanding under the Current Credit Agreement.

10.   Lease Commitments and Obligations

The Company leases office and warehouse facilities under non-cancelable operating leases, the last of which expires during fiscal 2011; however, the Company has negotiated extension options in many cases. These operating leases require the Company to pay all taxes, insurance and maintenance.

The following summarizes future minimum lease payments required under the Company’s significant non-cancelable operating leases:

Minimum
Lease
Year Ending September 30,	Payments
2006	$2,348
2007	1,796
2008	1,087
2009	396
2010	315
Thereafter	217
$6,159

Total rent expense incurred by the Company under significant non-cancelable operating leases was $931, $1,453 and $2,038 for the years ended September 30, 2003, 2004 and 2005, respectively.

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

11.   Income Taxes

The provision for income taxes was comprised of the following:

	Years Ended September 30,
	2003	2004	2005
Current:
Federal	$4,225	$6,023	$5,963
State	423	1,108	1,008
Deferred:
Federal	2,831	1,218	787
State	284	123	80
	$7,763	$8,472	$7,838

A summary of the composition of net deferred income tax assets and liabilities was as follows:

	September 30,
	2004	2005
Current Deferred Income Tax Assets
Accounts receivable reserves	$650	$718
Inventory reserves	455	547
Accrued liabilities	13	151
	$1,118	$1,416
Non-Current Deferred Income Tax Assets and Liabilities, net
Goodwill and other intangible assets	$6,999	$5,204
Property, plant and equipment	523	1,007
	$7,522	$6,211

The differences between income taxes at the statutory federal income tax rate and income taxes reported in the Consolidated Statements of Operations were as follows:

	Years Ended September 30,
	2003	2004	2005
Federal tax at statutory rate	$7,056	$7,482	$6,922
State taxes, net of federal benefit	686	1,070	756
Non-deductible expenses	102	128	138
Foreign sales benefit	(52)	(191)	(58)
Other	(29)	(17)	80
	$7,763	$8,472	$7,838

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

12.   Capital Stock

Description of Capital Stock—At September 30, 2004 and 2005, the Company had two authorized classes of stock: Common Stock and Preferred Stock, each with a par value of $0.01 per share. At September 30, 2004 and 2005, 5,000,000 shares of Preferred Stock were authorized with no shares issued or outstanding.

Stock Warrants—As part of the Premier One Products, Inc., Makers of KAL, Inc. and Makers of KAL, B.V. acquisitions, the Company issued warrants to purchase 163,976 shares of Common Stock at exercise prices ranging from $4.86 to $4.91 per share, which were considered to be the estimated fair market values per share of the Common Stock at the respective dates of issuance. As of September 30, 2005, all of these warrants had been exercised or surrendered and retired.

Stock Options—During November 1994, the Company issued 301,164 options to certain key executives at an exercise price of $3.45, which was considered to be the estimated fair market value of the Common Stock on the date of grant. As of September 30, 2005, all of these options had been exercised.

Stock Option Plans—During the year ended September 30, 1995, the Company’s Board of Directors adopted the 1995 Stock Option Plan. This plan provided for granting options to purchase Common Stock to executives, employees and consultants of the Company and its subsidiaries. Grants under this plan vested over a period of four years and expire on the tenth anniversary of the date of grant. In aggregate, 225,873 shares were reserved for issuance under this plan. As of September 30, 2005, options to purchase 4,529 shares of Common Stock were issued, outstanding and exercisable under this plan.

During the year ended September 30, 1998, the Company’s Board of Directors adopted the 1998 Stock Incentive Plan. This plan provided for granting options to purchase Common Stock to executives, employees and consultants of the Company and its subsidiaries. Grants under this plan vested over a period of two to four years and expire no later than the tenth anniversary of the date of grant. In aggregate, 1,050,000 shares of Common Stock were reserved for issuance under this plan. On September 30, 2005, the Company granted options to purchase 77,500 shares of Common Stock under this plan to certain employees. These options vested immediately. As of September 30, 2005, options to purchase 838,724 shares of Common Stock were issued, outstanding and exercisable under this plan.

During the year ended September 30, 1998, the Company’s Board of Directors adopted the 1998 Non-Employee Director Stock Option Plan. This plan provided for granting options to purchase Common Stock to non-employee directors of the Company. Grants under this plan vested over a period of approximately three years and expire no later than the tenth anniversary of the date of grant. In aggregate, 150,000 shares of Common Stock were reserved for issuance under this plan. As of September 30, 2005, options to purchase 40,000 shares of Common Stock were issued, outstanding and exercisable under this plan.

On September 30, 2005, the Company accelerated the vesting of 139,250 options with exercise prices ranging from $10.18 to $12.32 previously granted under the Company’s 1998 Stock Incentive Plan and 10,002 options with exercise prices of $11.53 previously granted under the Company’s 1998 Non-Employee Director Stock Option Plan. As the Company did not expect any individual who received the benefit of option acceleration to terminate employment with the Company prior to the original vesting dates, no compensation expense was reflected in net income for the year ended September 30, 2005. This vesting acceleration eliminates the need for the Company to recognize compensation expense of approximately

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

12.   Capital Stock (Continued)

$539, net of tax, in the Company’s Consolidated Statements of Operations during fiscal 2006 and 2007 as required by Statement of Financial Accounting Standards No. 123R. SFAS 123R requires companies to expense the value of all outstanding and unvested share-based payments at the time of adoption, including employee stock options and similar awards. The Company was required to adopt SFAS 123R effective October 1, 2005.

On September 30, 2005, the Company terminated the 1995 Stock Option Plan, the 1998 Stock Incentive Plan and the 1998 Non-Employee Director Stock Option Plan. After September 30, 2005, no new awards of any kind will be granted under any of these plans. However, the termination of these plans will not have any effect on outstanding options. Outstanding, vested options may be exercised any time prior to the expiration date of such award to the same extent such award would have been exercisable had the plans not been terminated.

As of September 30, 2005, options to purchase an aggregate of 883,253 shares of Common Stock were issued, outstanding and exercisable. The following table sets forth option activity under the 1995 Stock Option Plan, the 1998 Stock Incentive Plan, the 1998 Non-Employee Director Stock Option Plan and the options granted in November 1994 for the years ended September 30, 2003, 2004 and 2005:

	Number of	Average Price	Aggregate
	Options	Per Share	Option Price
Outstanding at October 1, 2002	1,141,064	$6.11	$6,973
Granted	62,500	10.67	667
Exercised	(30,160)	4.47	(135)
Forfeited or expired	(17,186)	9.35	(161)
Outstanding at September 30, 2003	1,156,218	6.35	7,344
Granted	277,500	12.26	3,403
Exercised	(479,766)	4.44	(2,128)
Forfeited or expired	(5,225)	14.82	(77)
Outstanding at September 30, 2004	948,727	9.00	8,542
Granted	77,500	14.22	1,102
Exercised	(117,460)	5.19	(610)
Forfeited or expired	(25,514)	9.57	(244)
Outstanding at September 30, 2005	883,253	$9.95	$8,790

Options granted prior to the Company’s initial public offering were issued at exercise prices that represented management’s estimates of the fair market value of Common Stock at the respective grant dates. Options granted since the Company’s initial public offering were issued at exercise prices that represented the quoted market price of Common Stock at the respective grant dates.

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

12.   Capital Stock (Continued)

The following table sets forth data related to exercise prices and lives for all issued, outstanding and exercisable options as of September 30, 2005, which include grants made under the 1995 Stock Option Plan, the 1998 Stock Incentive Plan and the 1998 Non-Employee Director Stock Option Plan:

	September 30, 2005
	Options Outstanding		Options Exercisable
Range of		Weighted-Average		Weighted-Average
Exercise Prices	Shares	Exercise Price	Shares	Exercise Price
$2.43 - $5.00	328,567	$3.70	328,567	$3.70
(Avg. life: 5.6 years)
$9.30 - $14.22	414,496	12.36	414,496	12.36
(Avg. life: 8.2 years)
$17.50	140,190	17.50	140,190	17.50
(Avg. life: 2.4 years)
	883,253	$9.95	883,253	$9.95

Stock Purchase Plan—During the year ended September 30, 1998, the Company’s Board of Directors adopted the Employee Stock Discount Purchase Plan. The Employee Stock Discount Purchase Plan was intended to give employees a convenient means of purchasing shares of Common Stock through payroll and lump-sum deductions. In aggregate, 750,000 shares of Common Stock were reserved for issuance under the Employee Stock Discount Purchase Plan. Effective September 30, 2005, the Company terminated the Employee Stock Discount Purchase Plan. An aggregate of 472,821 shares were issued under the Employee Stock Discount Purchase Plan.

Share Purchase Program—During the year ended September 30, 2000, the Company’s Board of Directors approved a share purchase program authorizing the Company to buy up to 1,500,000 shares of Common Stock of the Company. Under this program, the Company purchased 227,795 shares during the year ended September 30, 2005 at an aggregate price of $3,050. All shares of Common Stock held in treasury during fiscal 2005 were retired prior to September 30, 2005. Total purchases under this stock purchase program from inception to September 30, 2005 were 1,115,222 shares of Common Stock at an aggregate price of $9,000. During this time period, the Company also repurchased and cancelled 690,446 warrants related to the Company’s Common Stock for an aggregate purchase price of $1,726. In addition, 55,848 warrants related to the Company’s Common Stock were surrendered and retired in connection with certain exercises.

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

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

13.   Operating Segments (Continued)

Net sales outside the United States were less than 10% of consolidated net sales for each of the years ended September 30, 2003, 2004 and 2005.

14.   Employee Benefit Plans

401(k) Plan—The Company has a 401(k) defined contribution profit sharing plan that covers substantially all employees. Under the plan, employees may contribute up to 15% of their compensation subject to certain exceptions and limitations. In addition, employees who meet certain age requirements may contribute additional amounts permitted by law under the plan. The Company makes matching contributions to the plan up to the first 4% of employee contributions and is permitted to make discretionary contributions under the plan. The amounts contributed to the plan by the Company were $523, $632 and $654 for the years ended September 30, 2003, 2004 and 2005, respectively.

15.   Supplemental Disclosure of Cash Flow Items

Cash paid by the Company for interest was $511, $395 and $384 for the years ended September 30, 2003, 2004 and 2005, respectively. Cash paid by the Company for taxes was $6,403, $4,845 and $4,496 for the years ended September 30, 2003, 2004 and 2005, respectively.

16.   Related Party Transactions

Prior to fiscal 2002, the Company loaned a total of $146 to two Company officers in connection with relocations requested by the Company. These loans bore compound interest annually at a rate in excess of the Company’s weighted-average borrowing rate and matured within a ten-year period or less, or upon the occurrence of other specified events such as voluntary termination, termination for cause or upon demand by the Company. The aggregate outstanding principal and interest balance on these loans was $140 at September 30, 2003 and was classified as other non-current assets. During fiscal 2004, these loans were repaid in full.

17.   Commitments and Contingencies

The formulation, manufacturing, processing, packaging, labeling, advertising, distribution and sale of nutritional supplements (including vitamins, amino acids, minerals, herbs, other botanicals and other dietary ingredients), such as those sold by the Company, are subject to regulation by one or more federal agencies, principally the Food and Drug Administration (the “FDA”) and the Federal Trade Commission and, to a lesser extent, the Consumer Product Safety Commission and the United States Department of Agriculture. These activities are also regulated by various governmental agencies for the states and localities in which the Company’s products are sold, as well as by governmental agencies in certain countries in which the Company’s products are sold outside the United States.

Although management believes that the Company is in material compliance with the statutes, laws, rules and regulations of every jurisdiction in which it operates, no assurance can be given that the Company’s compliance with applicable statutes, laws, rules and regulations will not be challenged by governing authorities or private parties or that such challenges will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

17.   Commitments and Contingencies (Continued)

The Company, like any other retailer, distributor or manufacturer of products that are designed to be ingested, also faces inherent risk of exposure to product liability claims in the event that the use of its products results in injury. With respect to product liability claims, the Company has liability insurance; however, liability policies contain exclusions (such as those related to specific ingredients, including products containing ephedra, or types of claims) and there can be no assurance that such insurance will be adequate to cover all potential liabilities. In the event that the Company does not have adequate insurance or contractual indemnification from parties supplying raw materials or marketing its products, product liability related to defective products could have a material adverse effect on the Company.

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

NUTRACEUTICAL INTERNATIONAL CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(dollars in thousands)
September 30, 2005
Deducted from related asset account:
Allowance for sales returns	$720	$—	$—	$—	$720
Allowance for doubtful accounts	1,013	237	115	195	1,170
Inventory reserve	1,871	450	167	504	1,984
September 30, 2004
Deducted from related asset account:
Allowance for sales returns	672	—	299	251	720
Allowance for doubtful accounts	856	390	67	300	1,013
Inventory reserve	2,001	625	233	988	1,871
September 30, 2003
Deducted from related asset account:
Allowance for sales returns	597	—	103	28	672
Allowance for doubtful accounts	728	390	71	333	856
Inventory reserve	2,374	1,503	556	2,432	2,001

EXHIBIT INDEX

Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation of Nutraceutical(1)
3.2	Form of By-laws of Nutraceutical(1)
4.1	Form of certificate representing Common Stock(1)
4.2	Amended and Restated Registration Agreement dated as of January 31, 1995 among Nutraceutical and certain of its stockholders(1)
10.1	Form of Indemnification Agreement(1)
10.2	1998 Stock Incentive Plan(1)
10.3	1998 Non-Employee Director Stock Option Plan(1)
10.4	Employee Stock Discount Purchase Plan(1)
10.5	Credit Agreement dated as of January 28, 2002 among Nutraceutical and its lenders(2)
10.6	1995 Stock Option Plan(3)
10.7	Form of Agreement for Stock Options granted under the 1998 Stock Incentive Plan and 1998 Non-Employee Director Stock Option Plan(4)
11.1	Computation of earnings per share
The information required by Exhibit 11.1 is set forth on page F-5 of this Form 10-K.
21.1	Subsidiaries of Nutraceutical(5)
23.1	Consent of PricewaterhouseCoopers LLP(5)
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(5)
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(5)

(1)   Incorporated herein by reference to the applicable exhibit to our Registration Statement on Form S-1/A, Registration No. 333-41909.

(2)   Filed as an exhibit to our Form 10-Q for the first quarter ended December 31, 2001 and incorporated herein by reference.

(3)   Filed as an exhibit to our Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference.

(4)   Filed as an exhibit to our Form 8-K filed on October 3, 2005 and incorporated herein by reference.

(5)   Filed herewith.