Form 10-Q
period 2005-12-31
NUTRACEUTICAL INTERNATIONAL CORP
filed 2006-01-26
CIK 1050007

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the Quarterly Period Ended December 31, 2005

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

YES ☒      NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer as defined in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐                              Accelerated filer ☒                                 Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐      NO ☒

At January 26, 2005, the registrant had 11,442,274 shares of common stock outstanding.

NUTRACEUTICAL INTERNATIONAL CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements

NUTRACEUTICAL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30,	December 31,
	2005(1)	2005
ASSETS
Current assets
Cash	$3,371	$1,764
Accounts receivable, net	10,586	11,904
Inventories, net	25,434	28,679
Prepaid expenses and other current assets	2,060	2,068
Deferred income taxes	1,416	1,422
Total current assets	42,867	45,837
Property, plant and equipment, net	25,808	27,955
Goodwill	18,387	18,387
Intangible assets, net	7,016	6,927
Other non-current assets, net	616	586
Deferred income taxes, net	6,211	5,911
	$100,905	$105,603
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,733	$13,132
Accrued expenses	5,341	5,168
Total current liabilities	16,074	18,300
Long-term debt	2,000	1,500
Other non-current liabilities	364	364
Total liabilities	18,438	20,164
Stockholders’ equity
Common stock	115	114
Additional paid-in capital	39,317	38,847
Retained earnings	42,900	46,353
Accumulated other comprehensive income	135	125
Total stockholders’ equity	82,467	85,439
	$100,905	$105,603

(1)          The condensed consolidated balance sheet as of September 30, 2005 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(unaudited)
(dollars in thousands, except per share data)

	Three months ended December 31,
	2004	2005
Net sales	$35,299	$36,704
Cost of sales	16,900	17,560
Gross profit	18,399	19,144
Operating expenses
Selling, general and administrative	13,590	13,446
Amortization of intangible assets	94	94
Income from operations	4,715	5,604
Interest and other (income)/expense, net	152	(11)
Income before provision for income taxes	4,563	5,615
Provision for income taxes	1,757	2,162
Net income	$2,806	$3,453
Other comprehensive income/(loss)
Foreign currency translation adjustment, net of tax	29	(10)
Comprehensive income	$2,835	$3,443
Net income per common share
Basic	$0.24	$0.30
Diluted	0.24	0.30
Weighted average common shares outstanding
Basic	11,496,692	11,471,136
Dilutive effect of stock options and warrants	327,001	164,643
Diluted	11,823,693	11,635,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Three months ended December 31,
	2004	2005
Cash flows from operating activities
Net income	$2,806	$3,453
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,119	1,141
Amortization of deferred financing fees	46	46
Deferred income taxes	361	294
Tax benefit from stock option exercises	70	—
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net	(187)	(1,318)
Inventories, net	(656)	(3,245)
Prepaid expenses and other current assets	1,784	(8)
Other non-current assets, net	(6)	(21)
Accounts payable	(38)	2,399
Accrued expenses	(1,852)	(180)
Net cash provided by operating activities	3,447	2,561
Cash flows from investing activities
Acquisition of business, net of cash acquired	(1,895)	—
Purchases of property and equipment	(1,209)	(3,194)
Net cash used in investing activities	(3,104)	(3,194)
Cash flows from financing activities
Proceeds from long-term debt	—	1,500
Payments on long-term debt	(1,500)	(2,000)
Proceeds from issuances of common stock	126	85
Purchases of common stock for treasury	—	(559)
Tax benefit from stock option exercises	—	3
Net cash used in financing activities	(1,374)	(971)
Effect of exchange rate changes on cash	5	(3)
Net decrease in cash	(1,026)	(1,607)
Cash at beginning of period	2,134	3,371
Cash at end of period	$1,108	$1,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

1.   INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) to present fairly the consolidated financial position of Nutraceutical International Corporation and its subsidiaries (the “Company”) as of December 31, 2005, the results of their operations and their cash flows for the three months ended December 31, 2004 and 2005, in conformity with accounting principles generally accepted in the United States of America for interim financial information applied on a consistent basis. The results for the three months ended December 31, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Accordingly, these financial statements should be read in conjunction with the Company’s Form 10-K for the Fiscal Year Ended September 30, 2005, which was filed with the Securities and Exchange Commission on December 1, 2005.

2.   ACCOUNTS RECEIVABLE, NET

Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	September 30,	December 31,
	2005	2005
Accounts receivable	$12,476	$13,840
Less allowances	(1,890)	(1,936)
	$10,586	$11,904

3.   INVENTORIES, NET

Inventories, net of reserves for slow moving, obsolete and/or damaged inventory, were comprised of the following:

	September 30,	December 31,
	2005	2005
Raw materials	$9,495	$12,898
Work-in-process	6,800	6,348
Finished goods	11,123	11,289
	27,418	30,535
Less reserves	(1,984)	(1,856)
	$25,434	$28,679

4.   GOODWILL

The carrying amount of goodwill, which related to acquired businesses, was $18,387 at both September 30, 2005 and December 31, 2005.

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(dollars in thousands, except per share data)

5.   INTANGIBLE ASSETS

The carrying amounts of intangible assets at September 30, 2005 and December 31, 2005 were as follows:

	September 30, 2005			December 31, 2005			Weighted- Average
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period (Years)
Intangible assets subject to amortization:
Non-compete agreements	$1,000	$(750)	$250	$1,000	$(833)	$167	3
Trademarks/trade names/patents	338	(250)	88	343	(261)	82	5
	1,338	(1,000)	338	1,343	(1,094)	249
Intangible assets not subject to amortization:
Trademarks/trade names/ licenses	6,678	—	6,678	6,678	—	6,678
	$8,016	$(1,000)	$7,016	$8,021	$(1,094)	$6,927

Estimated future amortization expense related to the December 31, 2005 net carrying amount of $249 for intangible assets subject to amortization is as follows:

Estimated
Amortization
Year Ending September 30,	Expense(1)
2006	$193
2007	24
2008	15
2009	12
2010	5
Thereafter	—
$249

(1)          Estimated amortization expense for the year ending September 30, 2006 includes only amortization to be recorded after December 31, 2005.

6.   SHARE PURCHASES

During the three months ended December 31, 2005, the Company purchased 41,543 shares of common stock for an aggregate price of $559, which shares were held in treasury until being retired on December 29, 2005. The Company is permitted to purchase up to 343,235 additional shares under its approved purchase plan.

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

Net sales to foreign countries were less than 10% of consolidated net sales for the three months ended December 31, 2004 and 2005. Additionally, certain products are sold domestically to customers who in turn may sell such products into foreign countries.

8.   STOCK-BASED COMPENSATION

The Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”) effective October 1, 2005, using the modified prospective application method. SFAS 123R requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards. As of October 1, 2005, the Company had no outstanding and unvested share-based payments. On September 30, 2005, the Company terminated the 1995 Stock Option Plan, the 1998 Stock Incentive Plan and the 1998 Non-Employee Director Stock Option Plan. After September 30, 2005, no new awards of any kind will be granted under any of these plans. As a result, the Company did not recognize any share-based compensation expense in its consolidated financial statements for the three months ended December 31, 2005.

Prior to the adoption of SFAS 123R, the Company accounted for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation cost was reflected in net income as all options granted under those stock-based employee compensation plans had exercise prices equal to the market values of the underlying common shares on the dates of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation.

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(dollars in thousands, except per share data)

	Three months ended December 31,
	2004	2005
Net income, as reported	$2,806	$3,453
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(134)	—
Pro forma net income	$2,672	$3,453
Earnings per share
Basic—as reported	$0.24	$0.30
Diluted—as reported	0.24	0.30
Basic—pro forma	$0.23	$0.30
Diluted—pro forma	0.23	0.30

Stock options to purchase 934,146 and 881,553 shares of common stock were outstanding at December 31, 2004 and 2005, respectively. Of these outstanding stock options, 141,665 and 226,990 options to purchase common stock at December 31, 2004 and 2005, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of these stock options were greater than the average share price of the Company’s common stock and, therefore, the effect would have been antidilutive. At December 31, 2004, 95,106 warrants were outstanding and included in the computation of diluted earnings per share. At December 31, 2005, no warrants were outstanding or included in the computation of diluted earnings per share. Based on the application of the treasury stock method, the dilutive effect of stock options and warrants was 327,001 and 164,643 for the three months ended December 31, 2004 and 2005, respectively.

The following table summarizes stock option activity during the three months ended December 31, 2005:

		Weighted-Average
	Number of	Exercise
	Options	Price
Options outstanding and exercisable at September 30, 2005	883,253	$9.95
Exercised	(1,000)	3.50
Forfeited or expired	(700)	17.50
Options outstanding and exercisable at December 31, 2005	881,553	$9.95

The weighted-average contractual life of stock options outstanding and exercisable at December 31, 2005 was 6.0 years. At December 31, 2005, the aggregate intrinsic value of stock options outstanding and exercisable was $3,130. The intrinsic value is the amount by which the market value of the underlying common stock exceeds the exercise price of the respective stock option. The intrinsic value of stock options exercised during the three months ended December 31, 2004 and 2005 was $182 and $10, respectively.

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

We own neighborhood natural food markets, which operate under the trade names The Real Food Company™, Thom’s Natural Foods™ and Cornucopia Community Market™. We also own health food stores, which operate under the trade names Arizona Health Foods™, Granola’s™ and Pilgrim’s Natureway™.

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

Results of Operations

The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three months ended December 31,
	2004	2005
Net sales	100.0%	100.0%
Cost of sales	47.9%	47.8%
Gross profit	52.1%	52.2%
Selling, general and administrative	38.5%	36.6%
Amortization of intangible assets	0.3%	0.3%
Income from operations	13.3%	15.3%
Interest and other (income)/expense, net	0.4%	0.0%
Income before provision for income taxes	12.9%	15.3%
Provision for income taxes	5.0%	5.9%
Net income	7.9%	9.4%
EBITDA(1)	16.5%	18.4%

(1)          See “—EBITDA.”

Comparison of the Three Months Ended December 31, 2005 to the Three Months Ended
December 31, 2004

Net Sales.   Net sales increased by $1.4 million, or 4.0%, to $36.7 million for the three months ended December 31, 2005 (“first quarter of fiscal 2006”) from $35.3 million for the three months ended December 31, 2004 (“first quarter of fiscal 2005”). Net sales of branded nutritional supplements and other natural products increased by $1.2 million, or 4.0%, to $32.2 million for the first quarter of fiscal 2006 from $31.0 million for the first quarter of fiscal 2005. This increase in net sales was related to the integration of the March 2005 acquisition of the Pioneer® brand and, to a lesser extent, an increase in sales in certain brands and customers within health and natural food stores. Other net sales increased by $0.2 million, or 3.7%, to $4.5 million for the first quarter of fiscal 2006 from $4.3 million for the first quarter of fiscal 2005. This increase was related to the integration of the fiscal 2005 acquisition of Pilgrim’s Natureway LLC.

Gross Profit.   Gross profit increased by $0.7 million, or 4.0%, to $19.1 million for the first quarter of fiscal 2006 from $18.4 million for the first quarter of fiscal 2005. This increase in gross profit was primarily attributable to the increase in net sales. As a percentage of net sales, gross profit remained relatively consistent at 52.2% for the first quarter of fiscal 2006 compared to 52.1% for the first quarter of fiscal 2005.

Selling, General and Administrative.   Selling, general and administrative expenses decreased by $0.2 million, or 1.1%, to $13.4 million for the first quarter of fiscal 2006 from $13.6 million for the first quarter of fiscal 2005. As a percentage of net sales, selling, general and administrative expenses decreased to 36.6% for the first quarter of fiscal 2006 from 38.5% for the first quarter of fiscal 2005. This decrease in selling, general and administrative expenses was primarily attributable to year-over-year cost improvements in various areas, including legal.

Amortization of Intangibles.   Amortization of intangibles was $0.1 million for the first quarter of fiscal 2006 and 2005. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

Interest and Other (Income)/Expense, Net.   Net interest and other (income)/expense for the first quarter of fiscal 2006 included other income of $0.1 million for payments received as settlement of litigation to which we were a plaintiff. Exclusive of this litigation settlement, net interest and other (income)/expense was $0.1 million for the first quarter of fiscal 2006 and $0.2 million for the first quarter of fiscal 2005 and primarily consisted of interest expense on indebtedness under our revolving credit facility.

Provision for Income Taxes.   Our effective tax rate was 38.5% for the first quarter of fiscal 2006 and for the first quarter of fiscal 2005. In each period, our effective tax rate was higher than the federal statutory rate primarily due to state taxes.

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

•       Our use of EBITDA is supported by the importance of EBITDA to the following key stakeholders:

o       Analysts—who estimate our projected EBITDA and other EBITDA-based metrics in their independently developed financial models for investors;

o       Creditors—who evaluate our operating performance based on compliance with certain EBITDA-based debt covenants;

o       Investment Bankers—who use EBITDA and other EBITDA-based metrics in their written evaluations and comparisons of companies within our industry; and

o       Board of Directors and Executive Management—who use EBITDA as an essential metric for evaluating management performance relative to our operating budget and bank covenant compliance, as well as our ability to service debt and raise capital for growth opportunities, including acquisitions, which are a critical component to our stated strategy. Historically, we have recorded a monthly accrual for incentive compensation, which has been paid out to executive management, as well as other employees. This monthly accrual is computed as a percentage of EBITDA.

The following table sets forth a reconciliation of net income to EBITDA for each period included herein:

	Three months ended December 31,
	2004	2005
Net income	$2,806	$3,453
Provision for income taxes	1,757	2,162
Interest and other (income)/expense, net (1)	152	(11)
Depreciation and amortization	1,119	1,141
EBITDA	$5,834	$6,745

(1)          Includes amortization of deferred financing fees and losses associated with fixed asset disposals, as well as payments received as settlement of litigation to which we were a plaintiff for the three months ended December 31, 2005.

Our EBITDA increased to $6.7 million for the first quarter of fiscal 2006 from $5.8 million for the first quarter of fiscal 2005. EBITDA as a percentage of net sales increased to 18.4% for the first quarter of fiscal 2006 from 16.5% for the first quarter of fiscal 2005.

Seasonality

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

Liquidity and Capital Resources

We had working capital of $27.5 million as of December 31, 2005 compared to $26.8 million as of September 30, 2005. This increase in working capital was primarily the result of increases in accounts receivable and inventories, partially offset by a decrease in cash and an increase in accounts payable.

Net cash provided by operating activities for the three months ended December 31, 2005 was $2.6 million compared to $3.4 million for the comparable period in fiscal 2005. The decrease in net cash provided by operating activities for the three months ended December 31, 2005 was primarily attributable to a decrease in cash provided by changes in assets and liabilities, net of effects of acquisitions, partially offset by an increase in net income.

Net cash used in investing activities was $3.2 million for the three months ended December 31, 2005 and $3.1 million for the comparable period in fiscal 2005. Our investing activities during these periods consisted of acquisitions of businesses and capital expenditures. Capital expenditures during these periods related primarily to distribution and manufacturing equipment, building improvements related to facility consolidation efforts and information systems, including retail technology. We intend to finance anticipated capital expenditures through internally generated cash flow and, if necessary, through funds provided under our revolving credit facility.

Net cash used in financing activities was $1.0 million for the three months ended December 31, 2005 compared to $1.4 million for the comparable period in fiscal 2005. During these periods, financing activities primarily related to borrowings and repayments under our revolving credit facility, purchases of common stock for treasury and proceeds from the issuance of common stock.

Our current revolving credit facility had available credit borrowings of $50.0 million at December 31, 2005. The available credit borrowings are reduced quarterly by $1.25 million with the next reduction occurring in March 2006. Borrowings under the revolving credit facility are collateralized by substantially all our assets. At our election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At December 31, 2005, the applicable weighted-average interest rate for borrowings was 5.75%. We are also required to pay a variable quarterly fee on the unused balance under the revolving credit facility. At December 31, 2005, the applicable rate was 0.25%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The revolving credit facility matures on January 28, 2007, and we are required to repay all principal outstanding under the revolving credit facility on such date.

The revolving credit facility contains restrictive covenants, including restrictions on incurring other indebtedness, limitations on capital expenditures and requirements that we maintain certain financial ratios. As of December 31, 2005, we were in compliance with these restrictive covenants. Upon the occurrence of a default or an event of default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring us to repay all amounts outstanding under the revolving credit facility.

A key component of our business strategy is to seek to make additional acquisitions, which may require that we obtain additional financing, which could include the incurrence of substantial additional indebtedness. We believe that borrowings under our current revolving credit facility or a replacement credit facility, together with cash flows from operations, will be sufficient to make required payments under the current credit facility or a replacement credit facility, and to make anticipated capital expenditures and fund working capital needs for fiscal 2006.

Our significant non-cancelable contractual obligations as of December 31, 2005 were as follows:

	Payments Due By Period
		Less Than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(dollars in thousands)
Long-term debt	$1,500	$—	$1,500	$—	$—
Interest on long-term debt(a)	250	233	17	—	—
Operating leases	6,041	2,318	2,707	876	140
Total	$7,791	$2,551	$4,224	$876	$140

(a)           Represents estimated interest obligations associated with our outstanding revolving credit facility balance of $1.5 million at December 31, 2005, assuming no principal payments are made before maturity, a weighted-average interest rate of 5.75% and an underutilization fee rate of 0.25%.

New Accounting Standards

We adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”) effective October 1, 2005, using the modified prospective application method. SFAS 123R requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards. As of October 1, 2005, we had no outstanding and unvested share-based payments. Also, on September 30, 2005, we terminated the 1995 Stock Option Plan, the 1998 Stock Incentive Plan and the 1998 Non-Employee Director Stock Option Plan. After September 30, 2005, no new awards of any kind will be granted under any of these plans. As a result, we did not recognize any compensation expense related to share-based payments in our consolidated financial statements for the three months ended December 31, 2005.

Based on our review of other new accounting standards released during the quarter ended December 31, 2005, we did not identify any standard requiring adoption that would have a significant impact on our consolidated financial statements for the periods reported.

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

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date this Form 10-Q was first filed with the SEC. Important factors that may cause results to differ from these forward-looking statements include, but are not limited to, government regulations,  product liability claims and litigation, insurance coverage issues, a decrease in or slowing of the growth rate of the vitamin, mineral and supplement market, the success of the healthy foods channel, consumer perception of the safety and quality of our products and similar products, competition, intellectual property rights of other parties, the loss of key personnel, disruptions from acquisitions, issues with obtaining raw materials of adequate quality or quantity, problems with information management systems, manufacturing efficiencies and operations, litigation generally, the volatility of the stock market generally and of our stock specifically, a general lack of adequate industry analyst coverage, and other factors indicated from time to time in our SEC reports, copies of which are available upon request from our investor relations group or which may be obtained at the SEC’s website (www.sec.gov).

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

At our election, borrowings under our revolving credit facility bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At December 31, 2005, the applicable weighted-average interest rate for borrowings was 5.75% and we had total borrowings outstanding of $1.5 million. To date, we have not obtained interest rate protection with respect to these borrowings.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.   There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings

As discussed in our other filings, we are subject to regulation by a number of federal, state and foreign agencies and are involved in various legal matters arising in the normal course of business.

We carry insurance coverage in the types and amounts that we consider reasonably adequate to cover the risks we face in the industry in which we compete. However, our current liability policy excludes claims related to certain ingredients, including products containing ephedra.

In our opinion, the outcomes of individual regulatory and legal matters in which we are presently involved are not probable and no estimate can be made of the range of potential gains or losses. While incapable of estimation, in the opinion of management, the individual regulatory and legal matters in which we are involved are not expected to have a material adverse effect on our financial position, results of operations or cash flows. However, our aggregate liability arising from regulatory and legal proceedings related to these matters could have a material effect on our financial position, results of operations or cash flows.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any unregistered equity securities during the period covered by this Form 10-Q for the Quarterly Period Ended December 31, 2005.

During fiscal 2000, our Board of Directors approved a share purchase program authorizing us to buy up to 1,500,000 shares of our common stock. Purchases under this program during the three months ended December 31, 2005 occurred in December 2005 as follows:

Total Number
			of Shares	Maximum
			Purchased as	Number of
			Part of	Shares that
	Total Number	Average Price	Publicly	May Yet Be
	of Shares	Paid Per	Announced	Purchased Under
Period	Purchased	Share	Plan	the Plan
12/1/05 to 12/31/05	41,543	$13.46	41,543	343,235

Item 6.   Exhibits

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEUTICAL INTERNATIONAL CORPORATION
(Registrant)
Date: January 26, 2006	By:	/s/ Leslie M. Brown, Jr.
Leslie M. Brown, Jr.
Senior Vice President, Finance, Chief Financial Officer and Assistant Secretary

(Principal Financial and Accounting Officer)