Form 10-Q
period 2006-03-31
NUTRACEUTICAL INTERNATIONAL CORP
filed 2006-04-27
CIK 1050007

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the Quarterly Period Ended March 31, 2006

Commission file number 000-23731

NUTRACEUTICAL INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	87-0515089
(State of incorporation)	(IRS Employer Identification No.)
1400 Kearns Boulevard, 2nd Floor, Park City, Utah	84060
(Address of principal executive office)	(Zip code)

(435) 655-6106

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer as defined in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO ☒

At April 27, 2006, the registrant had 11,266,108 shares of common stock outstanding.

NUTRACEUTICAL INTERNATIONAL CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements

NUTRACEUTICAL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30,	March 31,
	2005(1)	2006
ASSETS
Current assets
Cash	$3,371	$1,925
Accounts receivable, net	10,586	13,085
Inventories, net	25,434	29,022
Prepaid expenses and other current assets	2,060	1,695
Deferred income taxes	1,416	1,419
Total current assets	42,867	47,146
Property, plant and equipment, net	25,808	30,154
Goodwill	18,387	18,366
Intangible assets, net	7,016	6,839
Other non-current assets, net	616	508
Deferred income taxes, net	6,211	5,611
	$100,905	$108,624
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,733	$11,539
Accrued expenses	5,341	4,585
Current portion of long-term debt	—	3,000
Total current liabilities	16,074	19,124
Long-term debt	2,000	—
Other non-current liabilities	364	364
Total liabilities	18,438	19,488
Stockholders’ equity
Common stock	115	113
Additional paid-in capital	39,317	37,500
Retained earnings	42,900	51,393
Accumulated other comprehensive income	135	130
Total stockholders’ equity	82,467	89,136
	$100,905	$108,624

(1)          The condensed consolidated balance sheet as of September 30, 2005 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2005	2006	2005	2006
Net sales	$38,849	$41,025	$74,148	$77,729
Cost of sales	18,937	19,272	35,837	36,832
Gross profit	19,912	21,753	38,311	40,897
Operating expenses
Selling, general and administrative	13,922	14,485	27,512	27,931
Amortization of intangible assets	94	94	188	188
Income from operations	5,896	7,174	10,611	12,778
Interest and other (income)/expense, net	228	(1,020)	380	(1,031)
Income before provision for income taxes	5,668	8,194	10,231	13,809
Provision for income taxes	2,182	3,154	3,939	5,316
Net income	$3,486	$5,040	$6,292	$8,493
Other comprehensive income/(loss)
Foreign currency translation adjustment, net of tax	(6)	5	23	(5)
Comprehensive income	$3,480	$5,045	$6,315	$8,488
Net income per common share
Basic	$0.30	$0.44	$0.55	$0.74
Diluted	0.29	0.43	0.53	0.73
Weighted average common shares outstanding
Basic	11,562,456	11,407,900	11,529,213	11,439,865
Dilutive effect of stock options and warrants	266,873	185,703	296,937	175,174
Diluted	11,829,329	11,593,603	11,826,150	11,615,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six months ended March 31,
	2005	2006
Cash flows from operating activities
Net income	$6,292	$8,493
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,220	2,338
Amortization of deferred financing fees	91	91
Losses/(gain) on disposals of property and equipment	29	(1,100)
Deferred income taxes	703	597
Tax benefit from stock option exercises	120	4
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net	(358)	(2,499)
Inventories, net	347	(3,588)
Prepaid expenses and other current assets	1,532	365
Other non-current assets, net	(4)	6
Accounts payable	(779)	806
Accrued expenses	(491)	(418)
Other non-current liabilities	(24)	—
Net cash provided by operating activities	9,678	5,095
Cash flows from investing activities
Acquisitions of businesses, net of cash acquired	(5,911)	(95)
Proceeds from sale of property and equipment	—	4,500
Purchases of property and equipment	(2,095)	(9,896)
Net cash used in investing activities	(8,006)	(5,491)
Cash flows from financing activities
Payments on other non-current liabilities	(225)	(225)
Proceeds from long-term debt	3,500	6,000
Payments on long-term debt	(3,000)	(5,000)
Proceeds from issuances of common stock	347	140
Purchases of common stock for treasury	(437)	(1,969)
Tax benefit from stock option exercises	—	6
Net cash provided by (used in) financing activities	185	(1,048)
Effect of exchange rate changes on cash	2	(2)
Net increase (decrease) in cash	1,859	(1,446)
Cash at beginning of period	2,134	3,371
Cash at end of period	$3,993	$1,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

1.                 INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) to present fairly the consolidated financial position of Nutraceutical International Corporation and its subsidiaries (the “Company”) as of March 31, 2006, the results of their operations for the three months and six months ended March 31, 2005 and 2006 and their cash flows for the six months ended March 31, 2005 and 2006, in conformity with accounting principles generally accepted in the United States of America for interim financial information applied on a consistent basis. Results for the three and six months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full fiscal year.

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

2.                 ACCOUNTS RECEIVABLE, NET

Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	September 30,	March 31,
	2005	2006
Accounts receivable	$12,476	$15,051
Less allowances	(1,890)	(1,966)
	$10,586	$13,085

3.                 INVENTORIES, NET

Inventories, net of reserves for slow moving, obsolete and/or damaged inventory, were comprised of the following:

	September 30,	March 31,
	2005	2006
Raw materials	$9,495	$12,438
Work-in-process	6,800	6,500
Finished goods	11,123	11,951
	27,418	30,889
Less reserves	(1,984)	(1,867)
	$25,434	$29,022

4.                 ACQUISITION

On March 31, 2006, the Company acquired certain assets of Living Flower Essences, LLC for approximately $95 in cash. Living Flower Essences, LLC develops and markets flower essence infused tinctures and salves. This acquisition, which is in keeping with the Company’s business strategy of

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(dollars in thousands, except per share data)

consolidating the fragmented industry in which it competes, was accounted for using the purchase method of accounting with the purchase price of $95 assigned to goodwill.

5.                 PROPERTY, PLANT AND EQUIPMENT

On January 20, 2006, the Company sold its 31,340 square foot building located in Park City, Utah for approximately $4,500 in cash. At the time of sale, the building had a book value of $3,395. A gain of $1,105 ($680 after tax, or $0.06 per diluted share) was included in interest and other (income)/expense for the three and six months ended March 31, 2006.

On March 31, 2006, the Company purchased the Rapid Response Center in Ogden, Utah, which (when fully converted) will provide the Company approximately 410,000 square feet of gross building space located on 19.2 acres, which includes available land for expansion, for $4,160 in cash. The Rapid Response Center is the central facility where the Company is, and has been, consolidating operations, including raw material warehousing, manufacturing, packaging, distribution and administrative offices. The Company was previously leasing most of this facility.

6.                 GOODWILL

The change in the carrying amount of goodwill from September 30, 2005 to March 31, 2006 was as follows:

Goodwill
Balance as of September 30, 2005	$18,387
Goodwill attributable to fiscal 2006 second quarter acquisition	95
Purchase accounting adjustments related to prior acquisitions	(116)
Balance as of March 31, 2006	$18,366

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(dollars in thousands, except per share data)

7.                 INTANGIBLE ASSETS

The carrying amounts of intangible assets at September 30, 2005 and March 31, 2006 were as follows:

	September 30, 2005			March 31, 2006
							Weighted-
	Gross		Net	Gross		Net	Average
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Amount	Amortization	Amount	Period (Years)
Intangible assets subject to amortization:
Non-compete agreements	$1,000	$(750)	$250	$1,000	$(917)	$83	3
Trademarks/trade names/patents	338	(250)	88	349	(271)	78	5
	1,338	(1,000)	338	1,349	(1,188)	161
Intangible assets not subject to amortization:
Trademarks/trade names/licenses	6,678	—	6,678	6,678	—	6,678
	$8,016	$(1,000)	$7,016	$8,027	$(1,188)	$6,839

Estimated future amortization expense related to the March 31, 2006 net carrying amount of $161 for intangible assets subject to amortization is as follows:

Estimated
Amortization
Year Ending September 30,	Expense(1)
2006	$100
2007	25
2008	17
2009	13
2010	6
Thereafter	—
$161

(1)          Estimated amortization expense for the year ending September 30, 2006 includes only amortization to be recorded after March 31, 2006.

8.                 SHARE PURCHASES

During the three months ended March 31, 2006, the Company purchased 97,066 shares of common stock for an aggregate price of $1,410, which shares were held in treasury until being retired on March 29, 2006. During the six months ended March 31, 2006, the Company purchased a total of 138,609 shares of common stock for an aggregate price of $1,969. As of March 31, 2006, the Company was permitted to purchase up to 246,169 additional shares under its approved purchase plan.

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

Net sales to foreign countries were less than 10% of consolidated net sales for the three and six months ended March 31, 2005 and 2006. Additionally, certain products are sold domestically to customers who in turn may sell such products into foreign countries.

10.          STOCK-BASED COMPENSATION

The Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”) effective October 1, 2005, using the modified prospective application method. SFAS 123R requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards. At the date of adoption, October 1, 2005, the Company had no outstanding and unvested share-based payments. On September 30, 2005, the Company terminated the 1995 Stock Option Plan, the 1998 Stock Incentive Plan and the 1998 Non-Employee Director Stock Option Plan. After September 30, 2005, no new awards of any kind will be granted under any of these plans. As a result, the Company did not recognize any share-based compensation expense in its consolidated financial statements for the three and six months ended March 31, 2006.

Prior to the adoption of SFAS 123R, the Company accounted for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation cost was reflected in net income as all options granted under those stock-based employee compensation plans had exercise prices equal to the market values of the underlying common shares on the dates of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(dollars in thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2005	2006	2005	2006
Net income, as reported	$3,486	$5,040	$6,292	$8,493
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(124)	—	(248)	—
Pro forma net income	$3,362	$5,040	$6,044	$8,493
Earnings per share
Basic—as reported	$0.30	$0.44	$0.55	$0.74
Diluted—as reported	0.29	0.43	0.53	0.73
Basic—pro forma	$0.29	$0.44	$0.52	$0.74
Diluted—pro forma	0.28	0.43	0.51	0.73

Stock options to purchase 901,257 and 876,286 shares of common stock were outstanding at March 31, 2005 and 2006, respectively. Of these outstanding stock options, 140,915 and 139,290 options to purchase common stock at March 31, 2005 and 2006, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of these stock options were greater than the average share price of the Company’s common stock and, therefore, the effect would have been antidilutive. No warrants were outstanding at March 31, 2005 and 2006. Based on the application of the treasury stock method, the dilutive effect of stock options and warrants was 266,873 and 185,703 for the three months ended March 31, 2005 and 2006, respectively, and 296,937 and 175,174 for the six months ended March 31, 2005 and 2006, respectively.

The following table summarizes stock option activity during the six months ended March 31, 2006:

		Weighted-Average
	Number of	Exercise
	Options	Price
Options outstanding and exercisable at September 30, 2005	883,253	$9.95
Exercised	(6,067)	9.66
Forfeited or expired	(900)	17.50
Options outstanding and exercisable at March 31, 2006	876,286	$9.95

The weighted-average contractual life of stock options outstanding and exercisable at March 31, 2006 was 5.8 years. At March 31, 2006, the aggregate intrinsic value of stock options outstanding and exercisable was $4,487. The intrinsic value is the amount by which the market value of the underlying common stock exceeds the exercise price of the respective stock option. The intrinsic value of stock options exercised during the six months ended March 31, 2005 and 2006 was $311 and $27, respectively.

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

We sell branded nutritional supplements and other natural products under the trademarks Solaray®, KAL®, Nature’s Life®, Natural Balance®, NaturalMax®, VegLife®, Premier One®, Pioneer®, Sunny Green®, Natural Sport®, FunFresh Foods™, ActiPet®, Action Labs®, Thompson®, Montana Big Sky™, Body Gold®, Healthway®, Living Flower Essences® and Monarch Nutritional Laboratories™. Under the name Woodland Publishing™, we publish, print and market a line of books and booklets to, among others, book distributors, national retail bookstores and health and natural food stores. We also distribute branded products of certain third parties.

We own neighborhood natural food markets, which operate under the trade names The Real Food Company™, Thom’s Natural Foods™ and Cornucopia Community Market™. We also own health food stores, which operate under the trade names Arizona Health Foods™, Granola’s™ and Pilgrim’s Natureway™.

We were formed in 1993 by senior management and Bain Capital, Inc. to effect a consolidation strategy in the fragmented vitamin, mineral, herbal and other nutritional supplements industry (the “VMS Industry”). Since our formation, we have completed the following acquisitions: Solaray, Inc., Premier One Products, Inc., Makers of KAL, Inc. and Makers of KAL, B.V., Monarch Nutritional Laboratories, Inc., Action Labs, Inc., NutraForce (Canada) International, Inc., Woodland Publishing, Inc. and Summit Graphics, Inc., Thompson Nutritionals, Inc., The Real Food Company, Inc., Thom’s Natural Foods, M.K. Health Food Distributors, Inc. (dba Nature’s Life), Arizona Health Foods, Inc., Natural Balance, Inc., Montana Naturals, Inc., Cornucopia Community Market, Inc., Pilgrim’s Natureway LLC, Pioneer Nutritional Formulas, Inc. and Living Flower Essences, LLC. As a result of these acquisitions, internal growth and cost management, we believe that we are well positioned to continue to capitalize on the consolidation that we believe is occurring in the VMS Industry.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America required us to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Significant estimates included values and lives assigned to acquired intangible assets, reserves for customer returns and allowances, uncollectible accounts receivable, slow moving and obsolete and/or damaged inventory. Actual results may differ from these estimates.

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

Property, Plant and Equipment—Depreciation and amortization expense is impacted by our judgments regarding the estimated useful lives of assets placed in service. If the actual lives of assets are significantly less than expected, depreciation and amortization expense would be accelerated, which could have a material impact on the consolidated financial statements.

Goodwill and Intangible Assets—Statement of Financial Accounting Standards No. 141, Business Combinations, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), require estimates and judgments in determining the initial recognition and measurement of goodwill and intangible assets, including factors and assumptions used in determining fair values and useful lives. Intangible assets with finite useful lives are amortized, while intangible assets with indefinite useful lives are not amortized. In addition, SFAS 142 requires ongoing, periodic impairment testing, which relies on such factors and assumptions as identified reporting units, as well as expected future net cash flows relative to recorded book values. If an asset impairment were identified, a loss would be recorded, which could have a material impact on the consolidated financial statements.

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

Results of Operations

The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
	2005	2006	2005	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	48.7%	47.0%	48.3%	47.4%
Gross profit	51.3%	53.0%	51.7%	52.6%
Selling, general and administrative	35.8%	35.3%	37.1%	35.9%
Amortization of intangible assets	0.3%	0.2%	0.3%	0.3%
Income from operations	15.2%	17.5%	14.3%	16.4%
Interest and other (income)/expense, net	0.6%	(2.5)%	0.5%	(1.3)%
Income before provision for income taxes	14.6%	20.0%	13.8%	17.7%
Provision for income taxes	5.6%	7.7%	5.3%	6.8%
Net income	9.0%	12.3%	8.5%	10.9%
EBITDA(1)	18.0%	20.4%	17.3%	19.4%

(1)          See “—EBITDA.”

Comparison of the Three Months Ended March 31, 2006 to the Three Months Ended March 31, 2005

Net Sales.   Net sales increased by $2.2 million, or 5.6%, to $41.0 million for the three months ended March 31, 2006 (“second quarter of fiscal 2006”) from $38.8 million for the three months ended March 31, 2005 (“second quarter of fiscal 2005”). Net sales of branded nutritional supplements and other natural products increased by $2.3 million, or 6.8%, to $36.6 million for the second quarter of fiscal 2006 from $34.3 million for the second quarter of fiscal 2005. This increase in net sales was primarily related to the integration of the March 2005 acquisition of the Pioneer® brand and to an increase in sales in certain brands and customers within health and natural food stores. Other net sales remained relatively flat at $4.4 million for the second quarter of fiscal 2006 compared to $4.5 million for the second quarter of fiscal 2005.

Gross Profit.   Gross profit increased by $1.9 million, or 9.2%, to $21.8 million for the second quarter of fiscal 2006 from $19.9 million for the second quarter of fiscal 2005. This increase in gross profit was primarily attributable to the increase in net sales. As a percentage of net sales, gross profit increased to 53.0% for the second quarter of fiscal 2006 compared to 51.3% for the second quarter of fiscal 2005. This increase in gross profit as a percentage of net sales was primarily attributable to decreased material costs as a percentage of net sales.

Selling, General and Administrative.   Selling, general and administrative expenses increased by $0.6 million, or 4.0%, to $14.5 million for the second quarter of fiscal 2006 from $13.9 million for the second quarter of fiscal 2005. This increase in selling, general and administrative expenses was primarily attributable to the increase in net sales. As a percentage of net sales, selling, general and administrative expenses decreased to 35.3% for the second quarter of fiscal 2006 compared to 35.8% for the second quarter of fiscal 2005.

Amortization of Intangibles.   Amortization of intangibles was $0.1 million for the second quarter of fiscal 2006 and 2005. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

Interest and Other (Income)/Expense, Net.   Net interest and other (income)/expense for the second quarter of fiscal 2006 included other income of $1.1 million ($0.7 million after tax, or $0.06 per diluted share) related to the gain on the sale of our 31,340 square foot building located in Park City, Utah. Exclusive of this gain, net interest and other (income)/expense was $0.1 million for the second quarter of fiscal 2006 and $0.2 million for the second quarter of fiscal 2005 and primarily consisted of interest expense on indebtedness under our revolving credit facility.

Provision for Income Taxes.   Our effective tax rate was 38.5% for the second quarter of fiscal 2006 and for the second quarter of fiscal 2005. In each period, our effective tax rate was higher than the federal statutory rate primarily due to state taxes.

Comparison of the Six Months Ended March 31, 2006 to the Six Months Ended March 31, 2005

Net Sales.   Net sales increased by $3.6 million, or 4.8%, to $77.7 million for the six months ended March 31, 2006 from $74.1 million for the six months ended March 31, 2005. Net sales of branded nutritional supplements and other natural products increased by $3.5 million, or 5.3%, to $69.0 million for the six months ended March 31, 2006 from $65.5 million for the six months ended March 31, 2005. This increase in net sales was primarily related to the integration of the March 2005 acquisition of the Pioneer® brand and to an increase in sales in certain brands and customers within health and natural food stores. Other net sales remained relatively flat at $8.7 million for the six months ended March 31, 2006 compared to $8.6 million for the six months ended March 31, 2005, which included the benefit of the fiscal 2005 acquisition of Pilgrim’s Natureway LLC.

Gross Profit.   Gross profit increased by $2.6 million, or 6.8%, to $40.9 million for the six months ended March 31, 2006 from $38.3 million for the six months ended March 31, 2005. This increase in gross profit was primarily attributable to the increase in net sales. As a percentage of net sales, gross profit increased to 52.6% for the six months ended March 31, 2006 compared to 51.7% for the six months ended March 31, 2005. This increase in gross profit as a percentage of net sales was primarily attributable to decreased material costs as a percentage of net sales.

Selling, General and Administrative.   Selling, general and administrative expenses remained relatively flat at $27.9 million for the six months ended March 31, 2006 compared to $27.5 million for the six months ended March 31, 2005. As a percentage of net sales, selling, general and administrative expenses decreased to 35.9% for the six months ended March 31, 2006 from 37.1% for the six months ended March 31, 2005. This decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to the increase in net sales and year-over-year cost improvements in various areas, including legal.

Amortization of Intangibles.   Amortization of intangibles was $0.2 million for the six months ended March 31, 2006 and 2005. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

Interest and Other (Income)/Expense, Net.   Net interest and other (income)/expense for the six months ended March 31, 2006 included other income of $1.1 million ($0.7 million after tax, or $0.06 per diluted share) related to the gain on the sale of our 31,340 square foot building located in Park City, Utah as well as $0.1 for payments received as settlement of litigation to which we were a plaintiff. Exclusive of these items, net interest and other (income)/expense was $0.2 million for the six months ended March 31, 2006 and $0.4 million for the six months ended March 31, 2005 and primarily consisted of interest expense on indebtedness under our revolving credit facility.

Provision for Income Taxes.   Our effective tax rate was 38.5% for the six months ended March 31, 2006 and for the six months ended March 31, 2005. In each period, our effective tax rate was higher than the federal statutory rate primarily due to state taxes.

EBITDA

EBITDA (a non-GAAP measure) is defined as earnings before net interest and other (income)/expense, taxes, depreciation and amortization. EBITDA has some inherent limitations in measuring operating performance due to the exclusion of certain financial elements such as depreciation and amortization and is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. Furthermore, EBITDA is not intended to be a substitute for cash flows from operating activities, as a measure of liquidity, or an alternative to net income in determining our operating performance in accordance with generally accepted accounting principles. Our use of EBITDA should be considered within the following context:

•       We acknowledge that plant and equipment (while less important in our line of business due to outsourcing alternatives) are necessary to earn revenue based on our current business model.

•       Our use of EBITDA as a measure of operating performance is not based on any belief about the reasonableness of excluding depreciation and amortization when measuring financial performance.

•       Our use of EBITDA is supported by the importance of EBITDA to the following key stakeholders:

•        Analysts—who estimate our projected EBITDA and other EBITDA-based metrics in their independently developed financial models for investors;

•        Creditors—who evaluate our operating performance based on compliance with certain EBITDA-based debt covenants;

•        Investment Bankers—who use EBITDA and other EBITDA-based metrics in their written evaluations and comparisons of companies within our industry; and

•        Board of Directors and Executive Management—who use EBITDA as an essential metric for evaluating management performance relative to our operating budget and bank covenant compliance, as well as our ability to service debt and raise capital for growth opportunities, including acquisitions, which are a critical component to our business strategy. Historically, we have recorded a monthly accrual for incentive compensation as a percentage of EBITDA, which has been paid out to executive management, as well as other employees upon completion of our annual audit.

The following table sets forth a reconciliation of net income to EBITDA for each period included herein:

	Three months ended March 31,		Six months ended March 31,
	2005	2006	2005	2006
Net income	$3,486	$5,040	$6,292	$8,493
Provision for income taxes	2,182	3,154	3,939	5,316
Interest and other (income)/expense, net(1)	228	(1,020)	380	(1,031)
Depreciation and amortization	1,101	1,197	2,220	2,338
EBITDA	$6,997	$8,371	$12,831	$15,116

(1)          Includes amortization of deferred financing fees and losses associated with fixed asset disposals. The three and six months ended March 31, 2006 also include a gain of $1,105 on the sale of a building, which gain is excluded in determining EBITDA.

Our EBITDA increased to $8.4 million for the second quarter of fiscal 2006 from $7.0 million for the second quarter of fiscal 2005. EBITDA as a percentage of net sales increased to 20.4% for the second quarter of fiscal 2006 from 18.0% for the second quarter of fiscal 2005.

Our EBITDA increased to $15.1 million for the six months ended March 31, 2006 from $12.8 million for the six months ended March 31, 2005. EBITDA as a percentage of net sales increased to19.4% for the six months ended March 31, 2006 from 17.3% for the six months ended March 31, 2005.

Seasonality

We believe that our business is characterized by minor seasonality. However, sales to any particular customer can vary substantially from one quarter to the next based on such factors as industry trends, timing of promotional discounts, international economic conditions and acquisition-related activities. Excluding the effect of acquisitions, we have historically recorded higher branded products sales volume during the second fiscal quarter (January through March) due to increased interest in health-related products among consumers following the holiday season.

Liquidity and Capital Resources

We had working capital of $28.0 million as of March 31, 2006 compared to $26.8 million as of September 30, 2005. This increase in working capital was primarily the result of increases in accounts receivable and inventories and a decrease in accrued expenses, partially offset by a decrease in cash and increases in accounts payable and the current portion of long-term debt.

Net cash provided by operating activities for the six months ended March 31, 2006 was $5.1 million compared to $9.7 million for the comparable period in fiscal 2005. This decrease in net cash provided by operating activities for the six months ended March 31, 2006 was primarily attributable to a decrease in cash provided by changes in assets and liabilities, net of effects of acquisitions, as well as the gain related to the sale of our building located in Park City, Utah, partially offset by an increase in net income.

Net cash used in investing activities was $5.5 million for the six months ended March 31, 2006 and $8.0 million for the comparable period in fiscal 2005. Our investing activities during these periods consisted primarily of acquisitions of businesses, capital expenditures and for the six months ended March 31, 2006, proceeds of $4.5 million related to the sale of our building. Capital expenditures during these periods related primarily to distribution and manufacturing equipment, building improvements related to facility consolidation efforts and information systems, including retail technology. On March 31, 2006, we purchased the Rapid Response Center in Ogden, Utah, which (when fully converted) will provide us approximately 410,000 square feet of gross building space located on 19.2 acres, which includes available land for expansion, for $4,160 in cash. The Rapid Response Center is the central facility where we are, and have been, consolidating operations, including raw material warehousing, manufacturing, packaging, distribution and administrative offices. We were previously leasing most of this facility. We intend to finance anticipated capital expenditures through internally generated cash flow and, if necessary, through funds provided under our revolving credit facility.

Net cash provided by (used in) financing activities was ($1.0) million for the six months ended March 31, 2006 compared to $0.2 million for the comparable period in fiscal 2005. During these periods, financing activities primarily related to borrowings and repayments under our revolving credit facility, purchases of common stock for treasury and proceeds from the issuance of common stock.

Our current revolving credit facility had a total credit limit of $48.75 million at March 31, 2006. The total credit limit is reduced quarterly by $1.25 million with the next reduction occurring in June 2006. Borrowings under the revolving credit facility are collateralized by substantially all our assets. At our election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At March 31, 2006, the applicable weighted-average interest rate for borrowings was 6.22%. We are also required to pay a variable quarterly fee on the unused balance under the revolving credit facility. At March 31, 2006, the applicable rate was 0.25%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The revolving credit facility matures on January 28, 2007, and we are required to repay all principal outstanding under the revolving credit facility on such date. We are in the process of amending or replacing this credit facility.

The revolving credit facility contains restrictive covenants, including restrictions on incurring other indebtedness, limitations on capital expenditures and requirements that we maintain certain financial ratios. As of March 31, 2006, we were in compliance with these restrictive covenants. Upon the occurrence of a default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring us to repay all amounts outstanding under the revolving credit facility.

A key component of our business strategy is to seek to make additional acquisitions, which may require that we obtain additional financing, which could include the incurrence of substantial additional indebtedness or the issuance of additional stock. We believe that borrowings under our current revolving credit facility or a replacement credit facility, together with cash flows from operations, will be sufficient to make required payments under the current credit facility or a replacement credit facility, and to make anticipated capital expenditures and fund working capital needs for fiscal 2006.

Our significant non-cancelable contractual obligations as of March 31, 2006 were as follows:

	Payments Due By Period
		Less Than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(dollars in thousands)
Long-term debt	$3,000	$3,000	$—	$—	$—
Interest on long-term debt(a)	266	266	—	—	—
Operating leases	5,216	2,000	2,121	928	167
Total	$8,482	$5,266	$2,121	$928	$167

(a)           Represents estimated interest obligations associated with our outstanding revolving credit facility balance of $3.0 million at March 31, 2006, assuming no principal payments are made before maturity, a weighted-average interest rate of 6.22% and an underutilization fee rate of 0.25%.

New Accounting Standards

We adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”) effective October 1, 2005, using the modified prospective application method. SFAS 123R requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards. As of October 1, 2005, we had no outstanding and unvested share-based payments. Also, on September 30, 2005, we terminated the 1995 Stock Option Plan, the 1998 Stock Incentive Plan and the 1998 Non-Employee Director Stock Option Plan. After September 30, 2005, no new awards of any kind will be granted under any of these plans. As a result, we did not recognize any compensation expense related to share-based payments in our consolidated financial statements for the three and six months ended March 31, 2006.

Based on our review of other new accounting standards released during the quarter ended March 31, 2006, we did not identify any standard requiring adoption that would have a significant impact on our consolidated financial statements for the periods reported.

Inflation

Inflation affects the cost of raw materials, goods and services used by us. In recent years, inflation has been modest. The competitive environment somewhat limits our ability to recover higher costs resulting from inflation by raising prices. We seek to mitigate the adverse effects of inflation primarily through improved productivity and cost containment programs. We do not believe that inflation has had a material impact on our results of operations for the periods presented, except with respect to increased costs in manufacturing, packaging and distribution resulting from increased fuel and other petrochemical costs, as well as payroll-related costs, insurance premiums and other costs arising from or related to government imposed regulations.

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

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk

At our election, borrowings under our revolving credit facility bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At March 31, 2006, the applicable weighted-average interest rate for borrowings was 6.22% and we had total borrowings outstanding of $3.0 million. To date, we have not obtained interest rate protection with respect to these borrowings.

With respect to our international operations, we are subject to currency fluctuations; however, we do not believe that these fluctuations would have a material adverse impact on our financial position because the majority of our net sales to foreign countries are transacted in U.S. dollars. To date, we have not hedged any of our potential foreign currency exposures.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective.

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

Item 1A.                Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any unregistered equity securities during the period covered by this Form 10-Q for the Quarterly Period Ended March 31, 2006.

During fiscal 2000, our Board of Directors approved a share purchase program authorizing us to buy up to 1,500,000 shares of our common stock, of which 246,169 shares may yet be purchased as of March 31, 2006. Purchases under this program during the three months ended March 31, 2006 occurred in February and March as follows:

			Total Number
			of Shares	Maximum
			Purchased as	Number of
			Part of	Shares that
	Total Number	Average Price	Publicly	May Yet Be
	of Shares	Paid Per	Announced	Purchased Under
Period	Purchased	Share	Plan	the Plan
2/1/06 to 2/28/06	44,956	$14.25	44,956
3/1/06 to 3/31/06	52,110	14.75	52,110
Total	97,066	$14.52	97,066	246,169

Item 4.                        Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on February 2, 2006, at which meeting the stockholders voted to elect two individuals to serve as Class II Directors of the Company and to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for the fiscal year ending September 30, 2006.

The nominees for election as Class II Directors of the Company are listed below. The results were as follows:

Nominee	For	Against/ Withheld	Abstain
Michael D. Burke	10,958,205	12,280	467,622
James D. Stice	10,957,616	12,869	467,622

The names of other Directors of the Company whose term of office continued after the meeting are as follows:

Gregory M. Benson

J. Kimo Esplin

Frank W. Gay II

Jeffrey A. Hinrichs

J. Steven Young

Other matters voted upon at the meeting and the results of those votes were as follows:

	For	Against/ Withheld	Abstain
Ratification of PricewaterhouseCoopers LLP as the Company’s independent auditors	10,913,311	54,592	470,204

Item 6.                        Exhibits

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEUTICAL INTERNATIONAL CORPORATION
(Registrant)
Date:	April 27, 2006	By:	/s/ LESLIE M. BROWN, JR.
Leslie M. Brown, Jr.
Senior Vice President, Finance,
Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)