Form 10-Q
period 2006-06-30
NUTRACEUTICAL INTERNATIONAL CORP
filed 2006-07-27
CIK 1050007

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the Quarterly Period Ended June 30, 2006

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

YES  ☐   NO  ☒

At July 27, 2006, the registrant had 11,250,667 shares of common stock outstanding.

NUTRACEUTICAL INTERNATIONAL CORPORATION
INDEX

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements

NUTRACEUTICAL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30,	June 30,
	2005(1)	2006
ASSETS
Current assets
Cash	$3,371	$2,150
Accounts receivable, net	10,586	10,750
Inventories, net	25,434	30,669
Prepaid expenses and other current assets	2,060	1,601
Deferred income taxes	1,416	1,394
Total current assets	42,867	46,564
Property, plant and equipment, net	25,808	31,886
Goodwill	18,387	18,366
Intangible assets, net	7,016	6,750
Other non-current assets, net	616	468
Deferred income taxes, net	6,211	5,311
	$100,905	$109,345
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,733	$10,215
Accrued expenses	5,341	4,175
Current portion of long-term debt	—	3,500
Total current liabilities	16,074	17,890
Long-term debt	2,000	—
Other non-current liabilities	364	359
Total liabilities	18,438	18,249
Stockholders’ equity
Common stock	115	113
Additional paid-in capital	39,317	36,059
Retained earnings	42,900	54,754
Accumulated other comprehensive income	135	170
Total stockholders’ equity	82,467	91,096
	$100,905	$109,345

(1)   The condensed consolidated balance sheet as of September 30, 2005 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2005	2006	2005	2006
Net sales	$37,233	$36,985	$111,381	$114,714
Cost of sales	18,092	17,414	53,929	54,246
Gross profit	19,141	19,571	57,452	60,468
Operating expenses
Selling, general and administrative	13,676	13,876	41,188	41,807
Amortization of intangible assets	94	92	282	280
Income from operations	5,371	5,603	15,982	18,381
Interest and other (income)/expense, net	162	138	542	(893)
Income before provision for income taxes	5,209	5,465	15,440	19,274
Provision for income taxes	2,006	2,104	5,945	7,420
Net income	$3,203	$3,361	$9,495	$11,854
Other comprehensive income/(loss)
Foreign currency translation adjustment, net of tax	(73)	40	(50)	35
Comprehensive income	$3,130	$3,401	$9,445	$11,889
Net income per common share
Basic	$0.28	$0.30	$0.82	$1.04
Diluted	0.27	0.29	0.80	1.02
Weighted average common shares outstanding
Basic	11,560,503	11,272,259	11,539,643	11,383,996
Dilutive effect of stock options and warrants	199,073	205,561	264,315	185,303
Diluted	11,759,576	11,477,820	11,803,958	11,569,299

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine months ended June 30,
	2005	2006
Cash flows from operating activities
Net income	$9,495	$11,854
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,279	3,476
Amortization of deferred financing fees	137	137
Losses/(gain) on disposals of property and equipment	40	(1,099)
Deferred income taxes	1,003	922
Tax benefit from stock option exercises	333	5
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net	416	(164)
Inventories, net	(387)	(5,235)
Prepaid expenses and other current assets	1,311	459
Other non-current assets, net	(18)	(3)
Accounts payable	(1,314)	(518)
Accrued expenses	(257)	(803)
Other non-current liabilities	(24)	(5)
Net cash provided by operating activities	14,014	9,026
Cash flows from investing activities
Acquisitions of businesses, net of cash acquired	(5,821)	(95)
Proceeds from sale of property and equipment	—	4,500
Purchases of property and equipment	(4,350)	(12,675)
Net cash used in investing activities	(10,171)	(8,270)
Cash flows from financing activities
Payments on other non-current liabilities	(225)	(225)
Proceeds from long-term debt	5,500	11,500
Payments on long-term debt	(7,000)	(10,000)
Proceeds from issuances of common stock	831	142
Purchases of common stock for treasury	(3,050)	(3,414)
Tax benefit from stock option exercises	—	7
Net cash used in financing activities	(3,944)	(1,990)
Effect of exchange rate changes on cash	(6)	13
Net decrease in cash	(107)	(1,221)
Cash at beginning of period	2,134	3,371
Cash at end of period	$2,027	$2,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

1.                 INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) to present fairly the consolidated financial position of Nutraceutical International Corporation and its subsidiaries (the “Company”) as of June 30, 2006, the results of their operations for the three months and nine months ended June 30, 2005 and 2006 and their cash flows for the nine months ended June 30, 2005 and 2006, in conformity with accounting principles generally accepted in the United States of America for interim financial information applied on a consistent basis. Results for the three and nine months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year.

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

2.                 ACCOUNTS RECEIVABLE, NET

Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	September 30,	June 30,
	2005	2006
Accounts receivable	$12,476	$12,738
Less allowances	(1,890)	(1,988)
	$10,586	$10,750

3.                 INVENTORIES, NET

Inventories, net of reserves for slow moving, obsolete and/or damaged inventory, were comprised of the following:

	September 30,	June 30,
	2005	2006
Raw materials	$9,495	$12,528
Work-in-process	6,800	6,746
Finished goods	11,123	13,203
	27,418	32,477
Less reserves	(1,984)	(1,808)
	$25,434	$30,669

4.                 PROPERTY, PLANT AND EQUIPMENT

On January 20, 2006, the Company sold its 31,340 square foot building located in Park City, Utah for approximately $4,500 in cash. At the time of sale, the building had a book value of $3,395. A gain of $1,105

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(dollars in thousands, except per share data)

($680 after tax, or $0.06 per diluted share) was included in interest and other (income)/expense for the nine months ended June 30, 2006.

On March 31, 2006, the Company purchased the Rapid Response Center in Ogden, Utah, which (when fully converted) will provide approximately 410,000 square feet of gross building space located on approximately 19.2 acres, which includes available land for expansion, for $4,160 in cash. The Rapid Response Center is the central facility where the Company is, and has been, consolidating operations, including raw material warehousing, manufacturing, packaging, distribution and administrative offices. The Company was previously leasing most of this facility.

5.                 GOODWILL

The change in the carrying amount of goodwill from September 30, 2005 to June 30, 2006 was as follows:

Goodwill
Balance as of September 30, 2005	$18,387
Goodwill attributable to fiscal 2006 second quarter acquisition	95
Purchase accounting adjustments related to prior acquisitions	(116)
Balance as of June 30, 2006	$18,366

6.                 INTANGIBLE ASSETS

The carrying amounts of intangible assets at September 30, 2005 and June 30, 2006 were as follows:

	September 30, 2005			June 30, 2006			Weighted-
	Gross		Net	Gross		Net	Average
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Amount	Amortization	Amount	Period (Years)
Intangible assets subject to amortization:
Non-compete agreements	$1,000	$(750)	$250	$1,000	$(1,000)	$—	3
Trademarks/trade names/patents	338	(250)	88	352	(280)	72	5
	1,338	(1,000)	338	1,352	(1,280)	72
Intangible assets not subject to amortization:
Trademarks/trade names/licenses	6,678	—	6,678	6,678	—	6,678
	$8,016	$(1,000)	$7,016	$8,030	$(1,280)	$6,750

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(dollars in thousands, except per share data)

Estimated future amortization expense related to the June 30, 2006 net carrying amount of $72 for intangible assets subject to amortization is as follows:

Estimated
Amortization
Year Ending September 30,	Expense(1)
2006	$8
2007	26
2008	17
2009	13
2010	7
Thereafter	1
$72

(1)          Estimated amortization expense for the year ending September 30, 2006 includes only amortization to be recorded after June 30, 2006.

7.                 SHARE PURCHASES

During the three months ended June 30, 2006, the Company purchased 95,741 shares of common stock for an aggregate price of $1,445, which shares were held in treasury until being retired on June 28, 2006. During the nine months ended June 30, 2006, the Company purchased a total of 234,350 shares of common stock for an aggregate price of $3,414. As of June 30, 2006, the Company was permitted to purchase up to 150,428 additional shares under its approved purchase plan.

8.                 OPERATING SEGMENTS

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

Net sales attributed to customers in the United States and foreign countries for the three and nine months ended June 30, 2005 and 2006 were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2005	2006	2005	2006
United States	$33,815	$32,698	$101,683	$103,041
Foreign countries	3,418	4,287	9,698	11,673
	$37,233	$36,985	$111,381	$114,714

Certain net sales attributed to customers in the United States are sold to customers who in turn may sell such products to customers in foreign countries while certain net sales attributed to customers in

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(dollars in thousands, except per share data)

foreign countries are sold to customers who in turn may sell such products to customers in the United States.

9.                 STOCK-BASED COMPENSATION

The Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”) effective October 1, 2005, using the modified prospective application method. SFAS 123R requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards. At the date of adoption, October 1, 2005, the Company had no outstanding and unvested share-based payments. On September 30, 2005, the Company terminated the 1995 Stock Option Plan, the 1998 Stock Incentive Plan and the 1998 Non-Employee Director Stock Option Plan. After September 30, 2005, no new awards of any kind will be granted under any of these plans. As a result, the Company did not recognize any share-based compensation expense in its consolidated financial statements for the three and nine months ended June 30, 2006.

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

	Three months ended June 30,		Nine months ended June 30,
	2005	2006	2005	2006
Net income, as reported	$3,203	$3,361	$9,495	$11,854
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(124)	—	(371)	—
Pro forma net income	$3,079	$3,361	$9,124	$11,854
Earnings per share
Basic—as reported	$0.28	$0.30	$0.82	$1.04
Diluted—as reported	0.27	0.29	0.80	1.02
Basic—pro forma	$0.27	$0.30	$0.79	$1.04
Diluted—pro forma	0.26	0.29	0.77	1.02

Stock options to purchase 836,897 and 875,836 shares of common stock were outstanding at June 30, 2005 and 2006, respectively. Of these outstanding stock options, 140,340 and 139,140 options to purchase common stock at June 30, 2005 and 2006, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of these stock options were greater than the average share price of the Company’s common stock and, therefore, the effect would have been antidilutive. Based on the application of the treasury stock method, the dilutive effect of stock options and warrants was 199,073

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(dollars in thousands, except per share data)

and 205,561 additional shares for the three months ended June 30, 2005 and 2006, respectively, and 264,315 and 185,303 additional shares for the nine months ended June 30, 2005 and 2006, respectively. No warrants were outstanding at June 30, 2005 and 2006.

The following table summarizes stock option activity during the nine months ended June 30, 2006:

		Weighted-Average
	Number of	Exercise
	Options	Price
Options outstanding and exercisable at September 30, 2005	883,253	$9.95
Exercised	(6,367)	9.44
Forfeited or expired	(1,050)	17.50
Options outstanding and exercisable at June 30, 2006	875,836	$9.95

The weighted-average contractual life of stock options outstanding and exercisable at June 30, 2006 was 5.5 years. At June 30, 2006, the aggregate intrinsic value of stock options outstanding and exercisable was $4,712. The intrinsic value is the amount by which the market value of the underlying common stock exceeds the exercise price of the respective stock option.

During the nine months ended June 30, 2005 and 2006, optionees realized aggregate gains of $865 and $31, respectively, from stock option exercises.

10.          SUBSEQUENT EVENT

On July 26, 2006, the Company’s Board of Directors approved the addition of 1,000,000 shares to the Company’s previously approved share repurchase program, which means the Company is currently authorized to buy up to 1,150,428 total shares of its outstanding common stock. Under this approved share repurchase program, the Company may purchase common stock from time to time on the open market and in individually negotiated transactions. The amount and timing of any purchases will be dependent upon a number of factors, including the price and availability of the Company’s shares and general market conditions.

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

Results of Operations

The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
	2005	2006	2005	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	48.6%	47.1%	48.4%	47.3%
Gross profit	51.4%	52.9%	51.6%	52.7%
Selling, general and administrative	36.7%	37.5%	37.0%	36.5%
Amortization of intangible assets	0.3%	0.2%	0.3%	0.2%
Income from operations	14.4%	15.2%	14.3%	16.0%
Interest and other (income)/expense, net	0.4%	0.4%	0.4%	(0.8)%
Income before provision for income taxes	14.0%	14.8%	13.9%	16.8%
Provision for income taxes	5.4%	5.7%	5.4%	6.5%
Net income	8.6%	9.1%	8.5%	10.3%
EBITDA(1)	17.3%	18.2%	17.3%	19.1%

(1)          See “—EBITDA.”

Comparison of the Three Months Ended June 30, 2006 to the Three Months Ended June 30, 2005

Net Sales.   Net sales decreased by $0.2 million, or 0.7%, to $37.0 million for the three months ended June 30, 2006 (“third quarter of fiscal 2006”) from $37.2 million for the three months ended June 30, 2005 (“third quarter of fiscal 2005”). Net sales of branded nutritional supplements and other natural products were relatively flat at $32.6 million for the third quarter of fiscal 2006 compared to $32.7 million for the third quarter of fiscal 2005. Other net sales were also relatively flat at $4.4 million for the third quarter of fiscal 2006 compared to $4.5 million for the third quarter of fiscal 2005. Management believes that the VMS Industry continues to have low growth rates and remains very competitive.

Gross Profit.   Gross profit increased by $0.5 million, or 2.2%, to $19.6 million for the third quarter of fiscal 2006 from $19.1 million for the third quarter of fiscal 2005. As a percentage of net sales, gross profit increased to 52.9% for the third quarter of fiscal 2006 compared to 51.4% for the third quarter of fiscal 2005. This increase in gross profit was primarily attributable to decreased material costs as a percentage of net sales.

Selling, General and Administrative.   Selling, general and administrative expenses were relatively flat at $13.9 million for the third quarter of fiscal 2006 compared to $13.7 million for the third quarter of fiscal 2005.

Amortization of Intangibles.   Amortization of intangibles was $0.1 million for the third quarter of fiscal 2006 and 2005. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

Interest and Other (Income)/Expense, Net.   Net interest and other (income)/expense was $0.1 million for the third quarter of fiscal 2006 and $0.2 million for the third quarter of fiscal 2005 and primarily consisted of interest expense on indebtedness under our revolving credit facility.

Provision for Income Taxes.   Our effective tax rate was 38.5% for the third quarter of fiscal 2006 and for the third quarter of fiscal 2005. In each period, our effective tax rate was higher than the federal statutory rate primarily due to state taxes.

Comparison of the Nine Months Ended June 30, 2006 to the Nine Months Ended June 30, 2005

Net Sales.   Net sales increased by $3.3 million, or 3.0%, to $114.7 million for the nine months ended June 30, 2006 from $111.4 million for the nine months ended June 30, 2005. Net sales of branded nutritional supplements and other natural products increased by $3.3 million, or 3.4%, to $101.6 million for the nine months ended June 30, 2006 from $98.3 million for the nine months ended June 30, 2005. This increase in net sales was primarily related to the integration of the March 2005 acquisition of the Pioneer® brand and to an increase in sales in certain brands and customers within health and natural food stores. Other net sales remained flat at $13.1 million for both the nine months ended June 30, 2006 and the nine months ended June 30, 2005, which included the benefit of the November 2004 acquisition of Pilgrim’s Natureway LLC.

Gross Profit.   Gross profit increased by $3.0 million, or 5.2%, to $60.5 million for the nine months ended June 30, 2006 from $57.5 million for the nine months ended June 30, 2005. This increase in gross profit was primarily attributable to the increase in net sales. As a percentage of net sales, gross profit increased to 52.7% for the nine months ended June 30, 2006 compared to 51.6% for the nine months ended June 30, 2005. This increase in gross profit as a percentage of net sales was primarily attributable to decreased material costs as a percentage of net sales.

Selling, General and Administrative.   Selling, general and administrative expenses remained relatively flat at $41.8 million for the nine months ended June 30, 2006 compared to $41.2 million for the nine months ended June 30, 2005. As a percentage of net sales, selling, general and administrative expenses decreased to 36.5% for the nine months ended June 30, 2006 from 37.0% for the nine months ended June 30, 2005. This decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to the increase in net sales.

Amortization of Intangibles.   Amortization of intangibles was $0.3 million for the nine months ended June 30, 2006 and 2005. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

Interest and Other (Income)/Expense, Net.   Net interest and other (income)/expense for the nine months ended June 30, 2006 included other income of $1.1 million ($0.7 million after tax, or $0.06 per diluted share) related to the gain on the sale of our 31,340 square foot building located in Park City, Utah as well as $0.1 million for payments received as settlement of litigation to which we were a plaintiff. Exclusive of these items, net interest and other (income)/expense was $0.3 million for the nine months ended June 30, 2006 and $0.5 million for the nine months ended June 30, 2005 and primarily consisted of interest expense on indebtedness under our revolving credit facility.

Provision for Income Taxes.   Our effective tax rate was 38.5% for the nine months ended June 30, 2006 and for the nine months ended June 30, 2005. In each period, our effective tax rate was higher than the federal statutory rate primarily due to state taxes.

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

The following table sets forth a reconciliation of net income to EBITDA for each period included herein:

	Three months ended June 30,		Nine months ended June 30,
	2005	2006	2005	2006
Net income	$3,203	$3,361	$9,495	$11,854
Provision for income taxes	2,006	2,104	5,945	7,420
Interest and other (income)/expense, net(1)	162	138	542	(893)
Depreciation and amortization	1,059	1,138	3,279	3,476
EBITDA	$6,430	$6,741	$19,261	$21,857

(1)          Includes amortization of deferred financing fees and losses associated with fixed asset disposals. The nine months ended June 30, 2006 also includes a gain of $1,105 on the sale of a building, which gain was excluded in determining EBITDA.

Our EBITDA increased to $6.7 million for the third quarter of fiscal 2006 from $6.4 million for the third quarter of fiscal 2005. EBITDA as a percentage of net sales increased to 18.2% for the third quarter of fiscal 2006 from 17.3% for the third quarter of fiscal 2005.

Our EBITDA increased to $21.9 million for the nine months ended June 30, 2006 from $19.3 million for the nine months ended June 30, 2005. EBITDA as a percentage of net sales increased to19.1% for the nine months ended June 30, 2006 from 17.3% for the nine months ended June 30, 2005.

Seasonality

We believe that our business is characterized by minor seasonality. However, sales to any particular customer can vary substantially from one quarter to the next based on such factors as industry trends, timing of promotional discounts, international economic conditions and acquisition-related activities. Excluding the effect of acquisitions, we have historically recorded higher branded products sales volume during the second fiscal quarter (January thru March) due to increased interest in health-related products among consumers following the holiday season.

Liquidity and Capital Resources

We had working capital of $28.7 million as of June 30, 2006 compared to $26.8 million as of September 30, 2005. This increase in working capital was primarily the result of an increase in inventories and a decrease in accrued expenses, partially offset by a decrease in cash and an increase in the current portion of long-term debt.

Net cash provided by operating activities for the nine months ended June 30, 2006 was $9.0 million compared to $14.0 million for the comparable period in fiscal 2005. This decrease in net cash provided by operating activities for the nine months ended June 30, 2006 was primarily attributable to a decrease in cash provided by changes in assets and liabilities, net of effects of acquisitions, as well as the gain related to the sale of our building located in Park City, Utah, partially offset by an increase in net income.

Net cash used in investing activities was $8.3 million for the nine months ended June 30, 2006 compared to $10.2 million for the comparable period in fiscal 2005. Our investing activities during these periods consisted primarily of acquisitions of businesses, capital expenditures and for the nine months ended June 30, 2006, proceeds of $4.5 million related to the sale of our building. Capital expenditures during these periods related primarily to real estate, distribution and manufacturing equipment, building improvements related to facility consolidation efforts and information systems, including retail technology.

On March 31, 2006, we purchased the Rapid Response Center in Ogden, Utah, which (when fully converted) will provide us approximately 410,000 square feet of gross building space located on approximately 19.2 acres, which includes available land for expansion, for $4.2 million in cash. The Rapid Response Center is the central facility where we are, and have been, consolidating operations, including raw material warehousing, manufacturing, packaging, distribution and administrative offices. We were previously leasing most of this facility. We intend to finance anticipated capital expenditures through internally generated cash flow and, if necessary, through funds provided under our revolving credit facility.

Net cash used in financing activities was $2.0 million for the nine months ended June 30, 2006 compared to $3.9 million for the comparable period in fiscal 2005. During these periods, financing activities primarily related to borrowings and repayments under our revolving credit facility, purchases of common stock for treasury and proceeds from the issuance of common stock. During the nine months ended June 30, 2006, we purchased a total of 234,350 shares of our common stock for an aggregate price of $3.4 million.

On July 26, 2006, our Board of Directors approved the addition of 1 million shares to our previously approved share repurchase program, which means we are currently authorized to buy up to 1.15 million total shares of our outstanding common stock. Under this approved share repurchase program, we may purchase common stock from time to time on the open market and in individually negotiated transactions. The amount and timing of any purchases will be dependent upon a number of factors, including the price and availability of our shares and general market conditions.

Our current revolving credit facility had a total credit limit of $47.5 million at June 30, 2006. The total credit limit will be reduced by $1.25 million in September 2006. Borrowings under the revolving credit facility are collateralized by substantially all our assets. At our election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At June 30, 2006, the applicable weighted-average interest rate for borrowings was 6.66%. We are also required to pay a variable quarterly fee on the unused balance under the revolving credit facility. At June 30, 2006, the applicable rate was 0.25%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The revolving credit facility matures on January 28, 2007, and we are required to repay all principal outstanding under the revolving credit facility on such date. We are in the process of amending or replacing this credit facility.

The revolving credit facility contains restrictive covenants, including restrictions on incurring other indebtedness, limitations on capital expenditures and requirements that we maintain certain financial ratios. As of June 30, 2006, we were in compliance with these restrictive covenants. Upon the occurrence of a default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring us to repay all amounts outstanding under the revolving credit facility.

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

Our significant non-cancelable contractual obligations as of June 30, 2006 were as follows:

	Payments Due By Period
		Less Than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(dollars in thousands)
Revolving credit facility	$3,500	$3,500	$—	$—	$—
Interest on revolving credit facility(a)	217	217	—	—	—
Operating leases	4,813	1,971	1,867	872	103
Total	$8,530	$5,688	$1,867	$872	$103

(a)     Represents estimated interest obligations associated with our outstanding revolving credit facility balance of $3.5 million at June 30, 2006, assuming no principal payments are made before maturity, a weighted-average interest rate of 6.66% and an underutilization fee rate of 0.25%.

New Accounting Standards

We adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”) effective October 1, 2005, using the modified prospective application method. SFAS 123R requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards. As of October 1, 2005, we had no outstanding and unvested share-based payments. Also, on September 30, 2005, we terminated the 1995 Stock Option Plan, the 1998 Stock Incentive Plan and the 1998 Non-Employee Director Stock Option Plan. After September 30, 2005, no new awards of any kind will be granted under any of these plans. As a result, we did not recognize any compensation expense related to share-based payments in our consolidated financial statements for the three and nine months ended June 30, 2006.

Based on our review of other new accounting standards released during the quarter ended June 30, 2006, we did not identify any standard requiring adoption that would have a significant impact on our consolidated financial statements for the periods reported.

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

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk

At our election, borrowings under our revolving credit facility bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At June 30, 2006, the applicable weighted-average interest rate for borrowings was 6.66% and we had total borrowings outstanding of $3.5 million. To date, we have not obtained interest rate protection with respect to these borrowings.

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

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any unregistered equity securities during the period covered by this Form 10-Q for the Quarterly Period Ended June 30, 2006.

During fiscal 2000, our Board of Directors approved a share purchase program authorizing us to buy up to 1,500,000 shares of our common stock, of which 150,428 shares may yet be purchased as of June 30, 2006. Purchases under this program during the three months ended June 30, 2006 occurred in April and June as follows:

			Total Number
			of Shares	Maximum
			Purchased as	Number of
			Part of	Shares that
	Total Number	Average Price	Publicly	May Yet Be
	of Shares	Paid Per	Announced	Purchased Under
Period	Purchased	Share	Plan	the Plan
4/1/06 to 4/30/06	80,000	$15.09	80,000
6/1/06 to 6/30/06	15,741	15.10	15,741
Total	95,741	$15.09	95,741	150,428

On July 26, 2006, our Board of Directors approved the addition of 1,000,000 shares to our previously approved share repurchase program, which means we are currently authorized to buy up to 1,150,428 total shares of our outstanding common stock. Under this approved share repurchase program, we may purchase common stock from time to time on the open market and in individually negotiated transactions. The amount and timing of any purchases will be dependent upon a number of factors, including the price and availability of our shares and general market conditions.

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

NUTRACEUTICAL INTERNATIONAL CORPORATION
(Registrant)
Date:	July 27, 2006	By:	/s/ LESLIE M. BROWN, JR.
Leslie M. Brown, Jr.
Senior Vice President, Finance, Chief
Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)