Form 10-K
period 2006-09-30
NUTRACEUTICAL INTERNATIONAL CORP
filed 2006-11-30
CIK 1050007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Fiscal Year Ended September 30, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 31, 2006 at a closing sale price of $15.07 as reported by the Nasdaq National Market was approximately $155.0 million. Shares of common stock held by each officer and director and by each person who owns or may be deemed to own 10% or more of the outstanding common stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of November 28, 2006, the Registrant had 11,018,304 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be used in connection with the solicitation of proxies for the Registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

NUTRACEUTICAL INTERNATIONAL CORPORATION
ANNUAL REPORT ON FORM 10-K
For The Fiscal Year Ended September 30, 2006
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

•       The availability of raw materials;

•       Current and future government regulation of our products or adverse determinations by regulators (including the banning of products) and more particularly proposed Good Manufacturing Practices;

•       Our beliefs with respect to our competitive position;

•       The outcome of any legal proceedings in which we are involved;

•       Our beliefs with respect to EBITDA as a measure of the performance of our business;

•       Our ability to successfully integrate our acquisitions and to make future acquisitions;

•       Adverse studies and/or publicity regarding nutritional supplements generally or a particular supplement;

•       Our inability to obtain and/or renew insurance and/or the costs of the same;

•       Exposure to and expense of defending and resolving, product liability claims and other litigation, including administrative and criminal proceedings; and

•       The effectiveness of our disclosure controls and procedures and our internal control over financial reporting.

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

We were formed in 1993 by senior management and Bain Capital, Inc. to effect a consolidation strategy in the fragmented vitamin, mineral, herbal and other nutritional supplements industry (the “VMS Industry”). Since our formation, we have completed the following acquisitions: Solaray, Inc. (“Solaray”), Premier One Products, Inc. (“Premier One”), Makers of KAL, Inc. and Makers of KAL, B.V. (collectively, “KAL”), Monarch Nutritional Laboratories, Inc. (“Monarch”), Action Labs, Inc. (“Action Labs”), NutraForce (Canada) International, Inc. (“NutraForce Canada”), Woodland Publishing, Inc. and Summit Graphics, Inc. (collectively, “Woodland Publishing”), Thompson Nutritionals, Inc. (“Thompson”), The Real Food Company, Inc., Thom’s Natural Foods, and Cornucopia Community Market, Inc. (collectively, “Fresh Organics”), M. K. Health Food Distributors, Inc., dba Nature’s Life (“Nature’s Life”), Arizona Health Foods, Inc. and Pilgrim’s Natureway LLC (collectively, “Fresh Vitamins”), Natural Balance, Inc. (“Natural Balance”), Montana Naturals, Inc. (“Montana Naturals”) , Pioneer Nutritional Formulas, Inc. (“Pioneer”) and Living Flower Essences, LLC (“Living Flowers”). As a result of these acquisitions, internal growth and cost management, we believe that we are well positioned to continue to capitalize on the consolidation that we believe is occurring in the VMS Industry.

Business Strategy

Our strategic emphasis is primarily on selling our branded products directly to health and natural food stores in the United States (the “Healthy Foods Channel”). This strategy has enabled us to benefit from the growth of the Healthy Foods Channel. The Healthy Foods Channel consists of more than 17,000 retailers, including (i) independent health and natural food stores, (ii) health and natural food stores affiliated with local, regional and national health and natural food chains (including health and natural food store chains, such as Whole Foods Markets and Wild Oats Markets and vitamin store chains, such as Vitamin Shoppe and Vitamin World), and (iii) GNC stores. The Healthy Foods Channel principally caters to consumers who desire product education, service and high quality nutritional supplements and other natural products. The growth rate of the Healthy Foods Channel is not at (and may not return to) levels achieved in the mid-1990s. We believe there are significant differences between mass market retailers (such as supermarkets, drugstores and warehouse clubs) that typically offer a limited selection of discounted natural products and lower-potency nutritional supplements and the Healthy Foods Channel, where natural ingredients, quality, potency, selection and customer support are emphasized.

We believe we are among the largest suppliers of nutritional supplements to the Healthy Foods Channel that develops, manufactures, markets and directly distributes a majority of its own products. We manufactured over 80% of our branded products in fiscal 2006 and believe that the quality of our products is among the highest in the industry. We market our branded products through one of the industry’s largest sales forces dedicated to the Healthy Foods Channel. We seek to be a market leader in the development of new and innovative products, introducing over 165 new SKUs in fiscal 2006. We believe that we benefit from greater customer and product diversification than most of our larger competitors.

Industry

The total retail natural products market (the “Natural Products Market”) is highly fragmented and totaled approximately $75.4 billion in retail sales in calendar 2005. The Natural Products Market is comprised of the following submarkets (with estimated calendar 2005 sales indicated): (i) personal care, $6.6 billion, (ii) natural and organic foods, $20.8 billion, (iii) functional foods, $26.7 billion, and (iv) vitamins, minerals and supplements, $21.3 billion. Historically, our primary focus has been on vitamins, minerals and supplements (the “VMS Market”), but recently we have increased our effort in other areas within the Natural Products Market.

As indicated above, our primary focus has been on the VMS Market. The total retail VMS Market is highly fragmented with estimated sales of $21.3 billion in calendar 2005, $20.3 billion in calendar 2004, and $19.8 billion in calendar 2003. We believe that the VMS Market reached its present size due to a number of factors, including (i) interest in healthier lifestyles, living longer and living well, (ii) the publication of research findings supporting the positive health effects of certain nutritional supplements and (iii) the aging of the “Baby Boom” generation combined with the tendency of consumers to purchase more nutritional supplements and natural foods as they age. In recent periods, however, various publicly-traded nutritional supplement companies, as well as industry analysts, have announced a firming in sales of natural products with an ongoing softness in sales of nutritional supplements. We believe this continuing softness may be the result of, among other things, the lack of any recent industry-wide “hit” products, negative press releases regarding certain ingredients and/or companies in the VMS Market and increased market and pricing competition, as well as competition from food and pharmaceutical companies.

Products

We primarily manufacture and market nutritional supplements and also sell certain other natural products. As of September 30, 2006, we sold over 3,000 SKUs, including over 650 SKUs sold internationally. Our products include: (i) vitamins and minerals, (ii) herbs, (iii) specialty formulas, and (iv) other products. To accommodate consumer preferences, our products come in various formulations and delivery forms, including capsules, tablets, softgels, chewables, liquids, creams, sprays, powders and whole herbs.

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

As of September 30, 2006, our portfolio of brand names consisted of the following:

Solaray®.   Solaray began in 1973 as a pioneer in formulating and marketing blended herbal products that contain two or more herbs with complementary effects. From its inception, Solaray focused on encapsulated products that offer rapid disintegration and are easy to swallow and sold its products directly to the Healthy Foods Channel. By 1984, Solaray became a full-line manufacturer, carrying not only herbs, but also a full line of vitamins, minerals and specialty formulas. Solaray has become one of the leading brands of nutritional supplements in the Healthy Foods Channel and has developed a reputation among many customers for quality, consistency and innovation. Solaray’s brand packaging is distinguished by a white bottle or background, and a rainbow of five colors across the top of the label as a backdrop to the distinctive Solaray logo.

KAL®.   KAL started in Southern California in 1932 as one of the first nutritional supplement lines in the United States. Although KAL’s first products were in powdered form, KAL soon shifted its focus to tableted products that are generally more economical than capsules as a delivery form and which allow for fewer units per dose than encapsulated products. KAL was one of the first companies to introduce MSM, NADH and a complete line of colostrum products. KAL’s logo consists of the word KAL in white letters on a red banner superimposed over a green circle that includes the words INNOVATIVE and QUALITY around the border, and contains an image of blue skies with clouds and green hills below. The words SINCE 1932 accompany the logo on either side. The bottle is a luminescent pearl color and is partially translucent, so that the pills inside can be viewed without opening the bottle. The bottle has a lid that can be lifted and re-closed without removal. The label is white on top with a light blue accent at the base and includes an image of mountains separating the two colors.

Nature’s Life®.   Nature’s Life began in 1970 in Southern California. The Nature’s Life product line includes such products as Super Green Pro 96™ and Super Blue Pro 96™ soy protein powders, Soft Gelatin™ Multiple, 600 Prostate Maintain™ supplement and Golden Flax Seed Oil™ liquid. Nature’s Life’s brand packaging consists of amber bottles with yellow lids and includes a distinctive, yellow sun with a red background.

Natural Balance®.   Natural Balance began in 1983 in Castle Rock, Colorado as Pep Products, Inc. with one product, Pep®, one of the first herbal energizers. Natural Balance products focus on weight management, energy, specialty and sports nutrition. Natural Balance is known as one of the first companies to blend herbs in synergistic combinations. The Natural Balance product line includes products such as Colon Clenz®, Ultra Diet Pep®, Happy Camper® and Cobra®. Natural Balance’s brand packaging bears the distinctive Natural Balance logo, which includes a stylized depiction of a budding plant.

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

VegLife®.   VegLife began in 1992 as a product line under the Solaray brand. The goal was to create a line of products that would be suitable for strict vegetarians who avoid any animal-derived ingredients, including gelatin capsules. VegLife was among the first to introduce a line of nutritional supplements using a cellulose-based capsule with substantially equivalent characteristics to traditional gelatin capsules. Vegetarian consumers showed interest in this product line, so we established it as a separate brand in 1995 in order to focus on the development of a full line of vegetarian products. The VegLife team scrutinizes each product developed, as well as the materials used in formulation, to help ensure that vegan standards are met. The VegLife brand includes primarily encapsulated products, but also includes powdered protein drink mixes under the trademarks Peaceful Planet™ and The Supreme Meal™. VegLife’s brand packaging includes a distinctive green and blue label, as well as a logo with an attractive depiction of a leaf.

Premier One®.   Premier One began in 1984 in Omaha, Nebraska as one of the first product lines devoted entirely to natural, nutritional supplements derived from bee products. The Premier One brand uses capsules, chewable wafers, granules, tinctures and ingredients in a honey base. Royal Jelly in Honey is one of Premier One’s most popular products. Some of Premier One’s other products include Raw Energy® supplement, an energy product that includes royal jelly, bee pollen and a variety of herbs, and BeeFense™ spray, a product that includes bee propolis and echinacea. Premier One’s brand packaging includes a distinctive logo of a bee-harvesting scene in a mountain setting, with gold highlights on the label.

Pioneer®.   Pioneer was launched in 1984 in Shelburne Falls, Massachusetts by naturopathic professionals with the goal of becoming a leader in the industry in full disclosure labeling and gluten-free formulas. Pioneer products strive to include top quality ingredients based on formulas that are supported by scientific research. Pioneer’s most popular products include vitamin/mineral supplements (both encapsulated and chewable) and calcium/magnesium products. Pioneer’s brand packaging consists of an amber glass bottle, a white lid, a dark green label with large white print bordered by gold with the word PIONEER across the top gold border.

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

Natural Sport®.   Natural Sport launched in 1998. The Natural Sport brand is focused on all-natural sport supplements for serious athletes and also individuals who exercise for fitness, improved health or weight management. Natural Sport’s packaging includes a distinctive Natural Sport logo in purple with an attractive tangerine and red swath running up each side of the front panel.

FunFresh Foods™.   FunFresh Foods launched in 2003 with a line of teas under the mark Miztique™. Miztique™ teas match high quality all-natural tea leaves from around the globe with aromatic flavors and are packaged in natural fiber, round tea bags inside a distinctive silver tin with collectible lids. FunFresh Foods also markets a line of organic soy nuts in three varieties, original roast, mesquite barbeque and unsalted, as well as an organic and fair-trade chocolate drink mix. The FunFresh Foods brand is focused on natural and organic foods. FunFresh Foods packaging includes the unique FunFresh Foods logo in yellow and black as well as colorful and fun containers.

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

Thompson®.   Thompson started in 1932. Nutraceutical acquired Thompson in early 2000 and relaunched the brand in late 2000. Thompson offers a simple, high quality line of 200 products with “Everyday Value Pricing.” Thompson’s packaging includes highly-visible product names on bright, grape-colored labels. The Thompson logo is prominently displayed in a band of yellow, gold or green, depending on the product category.

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

Living Flower Essences®.   Living Flower Essences®, which began in 1999 and was originally based in Sedona, Arizona, was acquired in 2006. The Living Flower Essences® brand focuses on flower extracts. The Living Flower Essences® packaging includes green glass bottles with a white dropper lid.

Supplement Training Systems™ — STS™. The Supplement Training Systems™ brand, also known as the STS™ brand, was launched in 2006 as a brand with a focus on body building and sports training. The STS™ brand includes more than thirty products and offers its protein powders in innovative and convenient Powerstix™ packaging. The packaging of STS products consists of blue pearlescent bottles with black lids and includes a distinctive, diamond-cut steel background with a circular serrated blade logo.

Healthway®.   Healthway, which began in 1958, was acquired in 1995 as part of the KAL acquisition. The goal of Healthway is to offer high quality products from around the world to the consumer.

Monarch Nutritional Laboratories™.   Monarch Nutritional Laboratories started in 1987 and offers branded minerals and custom blend products in bulk, encapsulated, tableted and bottled forms. Monarch sells a line of enhanced minerals under the CertiPure® trademark.

Woodland Publishing™.   Woodland Publishing started in 1975 as one of the first publishers dedicated to the natural health field. Woodland Publishing introduces several new titles every year and currently has more than 230 titles in print; Woodland Publishing continues to be a pioneer in the field of natural health publications.

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

Fresh Vitamins™.   Fresh Vitamins is a retail chain, which includes retail stores under the trade names Arizona Health Foods™, Pilgrim’s Natureway™ and Granola’s™ located in Arizona and Washington state. The Fresh Vitamins chain also offers private label products under the same names. The first Arizona Health Foods store opened in 1968. The Fresh Vitamin chain now includes 21 stores and a website.

We also act as a distributor to the Healthy Foods Channel or to certain international markets, as well as natural product distributors and retailers internationally, for certain third-party brands. These third-party brands currently include Ultimate Nutrition®, a line of sports and exercise supplements, Trout Lake Farm®, a line of bulk organic herbs, Balestra & Mech®, a line of Italian herbal tonics, and, with respect to the U.K. market, Aubrey Organics®, a line of natural hair, skin and body care products.

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

Our quality control program seeks to ensure the superior quality of our products and that they are manufactured in accordance with current Good Manufacturing Practices (“GMPs”). Our processing methods are monitored closely to ensure that only quality ingredients are used and to ensure product purity. Periodically, we retain the services of an outside GMP audit firm to assist in our efforts to comply with GMPs.

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

Au Naturel, Inc., a subsidiary of Nutraceutical (“Au Naturel”), was formed in fiscal 1995 for the purpose of marketing and/or selling our branded products internationally. During fiscal 2006, Au Naturel marketed products to distributors and other customers in over 55 countries. Au Naturel markets domestic branded products as well as custom labeled versions of its domestic branded products internationally; however, many of its products must be modified to meet the specific labeling requirements of the relevant foreign country. In most foreign markets, Au Naturel sells to local distributors. However, in certain foreign markets (including Canada, the United Kingdom and Japan), Au Naturel markets and sells its products directly to retailers.

Monarch Nutritional Laboratories, Inc., a subsidiary of Nutraceutical, markets branded bulk products and custom blends. Monarch conducts marketing and sales for bulk materials domestically through a separate sales force and internationally directly to manufacturers and through distributors.

Manufacturing

Our manufacturing process generally consists of the following operations: (i) sourcing ingredients for products, (ii) warehousing raw ingredients, (iii) measuring ingredients for inclusion in such products, (iv) blending, grinding, and chilsonating ingredients into a mixture with a homogeneous consistency and (v) encapsulating, tableting, pouring, pouching, bagging or boxing the blended mixture into the appropriate dosage form using either automatic or semiautomatic equipment. The next step, bottling and packaging, involves placing the product in packaging with appropriate tamper-evident features and sending the packaged product to a distribution point for delivery to retailers. We place special emphasis on quality control, including raw material verification, homogeneity testing, weight deviation measurements and package quality sampling. See “Research and Development; Quality Control.”

We manufactured over 80% of our branded products in fiscal 2006, based on net sales. By manufacturing the majority of our own products, we believe that we maintain better control over product quality and availability while also reducing production costs. Our manufacturing operations are performed primarily in our facilities located in the greater Ogden, Utah area. We also have a working relationship with numerous outside manufacturers, including softgel manufacturers and packagers and utilize these outside sources from time to time. Manufacturing backlogs, to the extent they may exist from time to time, do not have a material impact on delivery time to the customer. We have organized our manufacturing operations under a subsidiary company, NutraPure, Inc.

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

Materials and Suppliers

We employ a purchasing staff that works with marketing, product development, formulations and quality control personnel to source raw materials for products as well as other items purchased by us. Raw materials are sourced principally from the United States, Europe and China. Raw materials used by us are available from a variety of suppliers and no one supplier accounted for more than 10% of our total raw material purchases in fiscal 2006. We seek to mitigate the risk of a shortage of raw materials through our relationships with our principal suppliers, including identification of alternative suppliers for the same, or similar, raw materials where available. We also manufacture bulk branded products to allow more extensive vertical integration and to improve the quality and consistency of raw materials.

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

On February 11, 2004, the FDA issued a final rule, effective on April 12, 2004, banning the sale of dietary supplement products containing ephedrine alkaloids. We filed a lawsuit on May 3, 2004 in the Federal District Court in the State of Utah and served the lawsuit on the FDA on May 13, 2004. The lawsuit challenges the final rule on the grounds that the administrative record does not support a ban at all levels and that consequently the rule violates the Administrative Procedures Act. Both parties filed summary judgment motions. On April 13, 2005, the District Court ruled in our favor and issued an order enjoining the government from interfering in the sale of our Solaray Ephedra product with ephedrine alkaloids of less than 10 mg. per daily dose, and remanding the final rule on ephedra back to the FDA for further rulemaking consistent with its order. On June 13, 2005, the FDA appealed the District Court’s ruling. On August 17, 2006, the Court of Appeals issued its decision, holding in favor of the FDA. The Court of Appeals subsequently denied our petition for a rehearing. We are in the process of filing a petition for a writ of certiorari with the U.S. Supreme Court. In the meantime, our remaining causes of action will be heard by the District Court of Utah. We stopped shipping any products containing ephedrine alkaloids to our retail customers in April 2004. We do not currently manufacture any products containing ephedrine alkaloids.

The FDA has issued proposed regulations regarding GMPs for the dietary supplement industry. These proposed regulations contain many problematic provisions, including requirements for finished product testing. We and other participants in the industry submitted comments on the proposed GMP regulations and the FDA has not yet finalized its proposed GMP regulations. The FDA’s final GMP regulations are undergoing review by the Office of Management and Budget, and may be published at any time.

On October 20, 2004, the FDA announced a new strategy initiative to enforce and implement DSHEA, including a public meeting held on November 15, 2004. The FDA requested comments on its premarket notification program for new dietary ingredients from industry, consumers, and other interested members of the public concerning the content and format requirements for new dietary ingredients notifications made under the Federal Food, Drug, and Cosmetic Act and the type, quantity, and quality of information that a notifier should provide in notifications under section 413 (a)(2) of the Federal Food, Drug, and Cosmetic Act. The FDA has stated that the agency intends to issue guidance on new dietary ingredients, and it is possible that the FDA may make it more difficult for companies to market dietary supplement products that contain new dietary ingredients. The FDA’s October 20, 2004 announcement also outlined other potential strategy and enforcement initiatives.

The FTC and FDA have pursued a coordinated effort to challenge what they consider to be unsubstantiated and unsafe weight-loss products, and have also coordinated enforcement against dietary supplement claims in other areas, including children’s products. Their efforts to date have focused on manufacturers and marketers as well as media outlets, and have resulted in a significant number of investigations and enforcement actions, some resulting in civil penalties under the Federal Trade Commission Act of several million dollars.

Congress has introduced and may still pass legislation requiring mandatory adverse event reporting for OTCs and dietary supplements. The most recently introduced drafts of this legislation would, among other things, require companies that manufacture or distribute OTCs or dietary supplements to report serious adverse events allegedly associated with their products to FDA and institute recordkeeping requirements for all adverse events (serious and non-serious). The potential costs of implementing the systems to comply with this legislation are not known at this time, but could be material. Additionally, there is a risk that consumers, the press and government regulators could misinterpret reported serious adverse events as evidence of causation by the ingredient or product complained of, which could lead to additional regulations, banned ingredients or products, increased insurance costs and a potential increase in product liability litigation, among other things.

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

Competition

The Natural Products Market and the VMS Market are highly competitive. Our principal competitors in the VMS Market that sell to the Healthy Foods Channel include a number of large, nationally known manufacturers (such as Country Life, Enzymatic Therapy, Garden of Life, NBTY (including its Solgar brand), Natrol, Nature’s Plus, Nature’s Way, Now Foods, and Twinlab) and many smaller manufacturers and distributors of nutritional supplements. We have recently begun to focus on the broader Natural Products Market within the Healthy Foods Channel and within that market there are a number of large, nationally known competitors, such as Hain Celestial and United Natural Foods. Because both the Natural Products Market and the VMS Market generally have low barriers to entry, additional competitors enter the market regularly.

Private label products of our customers also provide competition to our products. For example, a substantial portion of GNC’s vitamin and mineral supplement offerings are offered under GNC’s own private label. Whole Foods, Wild Oats, Vitamin Shoppe and many health and natural food stores also sell a portion of their offerings under their own private labels. Private label products are often sold at a discount to branded products. The Thompson line has been positioned to meet the needs of our customers in this area of the VMS Market.

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

Employees

At September 30, 2006, we employed approximately 660 full-time and approximately 90 part-time employees. None of our employees is represented by a collective bargaining unit. We believe that we have a good relationship with our employees.

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

Executive Officers

The following table sets forth certain information concerning our executive officers:

Name	Age	Position
Frank W. Gay II	61	Director, Chairman of the Board and Chief Executive Officer
Bruce R. Hough	52	President
Jeffrey A. Hinrichs	49	Director, Executive Vice President, Chief Operating Officer and Secretary
Gary M. Hume	57	Executive Vice President
Leslie M. Brown, Jr.	42	Senior Vice President, Finance, Chief Financial Officer and Assistant Secretary
Stanley E. Soper	43	Vice President, Legal Affairs and Assistant Secretary
Cory J. McQueen	37	Vice President and Controller
Christopher B. Neuberger	40	Vice President, Marketing and Sales

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

Regulatory, Product Liability and Insurance Risks

Our products are subject to government regulation, which could limit or prevent the sale of our products. The manufacture, packaging, labeling, advertising, promotion, distribution, and sale of our products are subject to regulation by numerous national and local governmental agencies in the United States and other countries. The primary regulatory bodies in the United States are the FDA and FTC. Failure to comply with these regulatory requirements may result in various types of penalties or fines. These include injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions. Individual states also regulate nutritional supplements. A state may interpret claims or products presumptively valid under federal law as illegal under that state’s regulations. In markets outside the United States, we are usually required to obtain approvals, licenses, or certifications from a country’s ministry of health or comparable agency, as well as labeling and packaging regulations, all of which vary from country to country. Approvals or licensing may be conditioned on reformulation of products or may be unavailable with respect to certain products or product ingredients. Any of these government agencies, as well as legislative bodies, can change existing regulations, or impose new ones, which could cause any of the following:

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

We may experience product liability claims and litigation to prosecute such claims, and although we maintain product liability insurance, which we believe to be adequate for our needs, there can be no assurance that our insurance coverage will be adequate or that we will be able to maintain adequate insurance coverage. As a manufacturer and a distributor of products for human consumption, we experience product liability claims and litigation to prosecute such claims. Additionally, the manufacture and sale of these products involves the risk of injury to consumers as a result of tampering by unauthorized third parties or product contamination. We carry insurance coverage in the types and amounts that we consider reasonably adequate to cover the risks we face. Except for certain products that contain kava, our current third-party liability policies exclude claims related to products containing ephedra or kava, as well as additional ingredients. We are currently party to product liability lawsuits that involve excluded ingredients, and there can be no assurance that we will not be subject to additional lawsuits. We have established a captive insurance subsidiary to provide coverage for certain of our product liability risks, including excluded claims under our other policies. We have accrued an amount using the assistance of a third-party actuary that we believe is sufficient to cover probable and reasonably estimable liabilities related to product liability claims based on its history of such claims. However, the capitalization and income from premiums paid, both of which are contributed by us, could be inadequate to cover a claim, particularly a material claim that arises in the first few years of the captive’s operations. If insurance coverage is inadequate or unavailable or premium costs continue to rise, we may face additional claims not covered by insurance, and claims that exceed coverage limits or that are not covered could have a material adverse effect on us.

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

Because we depend on outside suppliers with whom we do not have long-term agreements for raw materials, we may be unable to obtain adequate supplies of raw materials for our products at favorable prices or at all, which could result in product shortages and back orders for our products, with a resulting loss of net sales and profitability. We acquire all of our raw materials for the manufacture of our products from third-party suppliers. We also rely on third-party co-packers for some of our products. We have few if any agreements for the continued supply of these materials and products. A number of our products contain one or more ingredients that may only be available from a single source or supplier. Any of our suppliers could discontinue selling to us at any time. Although we believe that we could establish alternate sources for most of these materials, any delay in locating and establishing relationships with other sources could result in product shortages and back orders for the products, with a resulting loss of net sales. We are also subject to delays associated with raw materials. These can be caused by conditions not within our control, including:

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

Item 1B.               Unresolved Staff Comments.

We do not have any unresolved comments from the SEC staff.

Item 2.                        Properties.

The following table describes our principal properties as of November 17, 2006:

Purpose	Location	Square Footage
Rapid Response Center(1)(3)	Ogden, Utah	410,000
Transitional Warehouse(2)	Ogden, Utah	107,550
Brand manufacturing(3)	Ogden, Utah	31,230
Bulk manufacturing	Ogden, Utah	17,900
Marketing and sales offices	Park City, Utah	11,000
Executive offices	Park City, Utah	6,103
Powder and liquid manufacturing	Ogden, Utah	5,000
Research, development and quality control	Ogden, Utah	1,813

(1)          The Rapid Response Center is the central facility where we are, and have been, consolidating operations. The Rapid Response Center currently includes raw materials, manufacturing, packaging, distribution and offices.

(2)          The lease for this transitional warehouse expires in December 2006.

(3)          We own these properties. We lease all other properties identified above.

In addition to these principal properties, we own or lease various other properties used in our operations.

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

During the fourth quarter of 2006, no matters were submitted to a vote of our security holders.

PART II

Item 5.                        Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq National Market under the symbol “NUTR.” The common stock commenced trading on the Nasdaq National Market on February 20, 1998 upon completion of our initial public offering. The following table sets forth the high and low closing prices per share for the common stock:

	High	Low
2005:
First Quarter	17.55	13.95
Second Quarter	16.40	14.90
Third Quarter	15.97	12.50
Fourth Quarter	15.30	13.16
2006:
First Quarter	14.04	12.27
Second Quarter	15.35	13.62
Third Quarter	16.89	14.53
Fourth Quarter	15.40	13.66
2007:
First Quarter (through November 28, 2006)	15.31	13.58

Holders

As of the close of business on November 28, 2006, there were 181 holders of record of common stock and approximately 2,236 beneficial holders. The closing price of our common stock on November 28, 2006 as reported by the Nasdaq National Market was $15.16.

Dividends

Since our initial public offering, we have neither declared nor paid any cash or other dividends on our common stock and do not expect to pay dividends for the foreseeable future. Instead, we currently intend to retain earnings to support our growth strategy and reduce indebtedness. Any future determination by us to pay dividends will be at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions, including restrictions specified in our amended credit agreement dated September 7, 2006.

Purchase of Equity Securities

Prior to fiscal 2006, our Board of Directors approved a share purchase program authorizing us to buy up to 1,500,000 shares of our common stock. During the year ended September 30, 2006, our Board of Directors approved the addition of 1,000,000 shares to our previously approved share purchase program. As of September 30, 2006, 913,065 shares may yet be purchased under this program. Purchases under this program during the fiscal 2006 fourth quarter occurred in August and September as follows:

			Total Number
			of Shares	Maximum
			Purchased as	Number of
			Part of	Shares that
	Total Number	Average Price	Publicly	May Yet Be
	of Shares	Paid Per	Announced	Purchased Under
Period	Purchased	Share	Plan	the Plan
8/1/06 to 8/31/06	101,941	$14.12	101,941
9/1/06 to 9/30/06	135,422	14.46	135,422
Total	237,363	$14.31	237,363	913,065

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

	Year Ended September 30,
	2002		2003	2004	2005	2006
	(dollars in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$110,888		$124,513	$140,755	$148,187	$150,405
Cost of sales	53,971		60,407	66,779	71,682	71,191
Gross profit	56,917		64,106	73,976	76,505	79,214
Operating expenses:
Selling, general and administrative	38,224		42,916	50,786	55,123	55,389
Amortization of intangible assets	—		133	374	377	289
Income from operations	18,693		21,057	22,816	21,005	23,536
Interest and other (income)/expense, net(1)	(1,106	)(1)	627	810	647	(757	)(1)
Income before provision for income taxes	19,799		20,430	22,006	20,358	24,293
Provision for income taxes	7,425		7,763	8,472	7,838	9,353
Income before change in accounting principle	12,374		12,667	13,534	12,520	14,940
Cumulative effect of change in accounting principle, net of tax benefit of $16,454, related to adoption of goodwill impairment standard	(35,311)		—	—	—	—
Net income (loss)	$(22,937)		$12,667	$13,534	$12,520	$14,940
Income before change in accounting principle per common share:
Basic	$1.11		$1.13	$1.19	$1.09	$1.32
Diluted	$1.09		$1.09	$1.15	$1.06	$1.30
Net income (loss) per common share:
Basic	$(2.07)		$1.13	$1.19	$1.09	$1.32
Diluted	$(2.03)		$1.09	$1.15	$1.06	$1.30
Weighted average shares outstanding:
Basic	11,111,993		11,179,964	11,359,734	11,520,936	11,332,466
Diluted	11,329,026		11,586,344	11,816,378	11,765,270	11,517,492
Other Financial Data:
EBITDA(2)	$22,861		$24,998	$27,102	$25,353	$28,063
Capital expenditures (excluding acquisitions)	4,433		3,249	5,384	6,844	14,495
Cash flows provided by (used in):
Operating activities	23,102		22,034	21,527	20,639	16,126
Investing activities	(10,525)		(18,617)	(15,063)	(12,665)	(10,090)
Financing activities	(13,396)		(2,512)	(6,538)	(6,735)	(6,587)
Balance Sheet Data (at period end):
Cash	$1,257		$2,196	$2,134	$3,371	$2,834
Working capital	20,458		22,263	26,455	26,793	29,943
Total assets	67,552		81,783	93,387	100,905	107,960
Total debt	14,500		12,500	6,500	2,000	2,500
Stockholders’ equity	42,807		55,102	71,599	82,467	90,782

(1)    During the year ended September 30, 2002, Nutraceutical recorded other income of $2,896 ($1,810 after tax), or $0.16 per share as diluted earnings after tax, for payments received in settlement of price-fixing litigation to which Nutraceutical was a plaintiff. During the year ended September 30, 2006, Nutraceutical sold its 31,340 square foot building located in Park City, Utah for $4,500 in cash. At the time of sale, the building had a book value of $3,395. A gain of $1,105 ($680 after tax), or $0.06 per share as diluted earnings after tax, was included in other income.

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

•   Investment Bankers—who use EBITDA and other EBITDA-based metrics in their written evaluations and comparisons of companies within our industry; and

•   Board of Directors and Executive Management—who use EBITDA as an essential metric for evaluating management performance relative to our operating budget and bank covenant compliance, as well as our ability to service debt and raise capital for growth opportunities, including acquisitions, which are a critical component of our stated strategy. Historically, we have recorded a monthly accrual for incentive compensation as a percentage of EBIDTA, which has been paid out to executive management, as well as other employees, upon completion of our annual audit.

The following table sets forth a reconciliation of income before change in accounting principle to EBITDA for each period included herein:

	Year Ended September 30,
	2002	2003	2004	2005	2006
	(dollars in thousands)
Income before change in accounting principle	$12,374	$12,667	$13,534	$12,520	$14,940
Provision for income taxes	7,425	7,763	8,472	7,838	9,353
Interest and other (income)/expense, net(1)(2)(3)	(1,106)	627	810	647	(757)
Depreciation and amortization(4)	4,168	3,941	4,286	4,348	4,527
EBITDA	$22,861	$24,998	$27,102	$25,353	$28,063
Percentage of net sales	20.6%	20.1%	19.3%	17.1%	18.7%

(1)          Includes amortization of deferred financing fees and losses associated with fixed asset disposals.

(2)          Includes other income of $2,896 for the year ended September 30, 2002 for payments received in settlement of price-fixing litigation to which Nutraceutical was a plaintiff.

(3)          Includes other income of $1,105 for the year ended September 30, 2006 related to a gain on the sale of a building.

(4)          Includes charges of $63 for the year ended September 30, 2002 for inventory write-up related to certain acquisitions.

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

We were formed in 1993 by senior management and Bain Capital, Inc. to effect a consolidation strategy in the fragmented VMS Industry. Since our formation, we have completed the following acquisitions: Solaray, Premier One, KAL, Monarch, Action Labs, NutraForce Canada, Woodland Publishing, Thompson, Fresh Organics, Nature’s Life, Fresh Vitamins, Natural Balance, Montana Naturals, Pioneer and Living Flowers. As a result of these acquisitions, internal growth and cost management, from 1993 to 2006, we experienced growth in net sales and operating profitability. Management believes that Nutraceutical is well positioned to continue to capitalize on the consolidation we believe is occurring in the VMS Industry.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America required us to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Significant estimates included values and lives assigned to acquired intangible assets, reserves for customer returns and allowances, uncollectible accounts receivable and slow moving and obsolete and/or damaged inventory. Actual results may differ from these estimates.

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

Goodwill and Intangible Assets—Statement of Financial Accounting Standards No. 141, Business Combinations, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), require estimates and judgments in determining the initial recognition and measurement of goodwill and intangible assets, including factors and assumptions used in determining fair value and useful lives. Intangible assets with finite useful lives are amortized, while intangible assets with indefinite useful lives are not amortized. In addition, SFAS 142 requires ongoing, periodic impairment testing, which relies on such factors and assumptions as identified reporting units, as well as expected future net cash flows relative to recorded book values. If an asset impairment were identified, a loss would be recorded, which could have a material impact on the consolidated financial statements.

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

Results of Operations

The following table sets forth certain Consolidated Statements of Operations data as a percentage of net sales for the periods indicated:

	Year Ended September 30,
	2004	2005	2006
Net sales	100.0%	100.0%	100.0%
Cost of sales	47.4	48.4	47.3
Gross profit	52.6	51.6	52.7
Selling, general and administrative	36.1	37.2	36.8
Amortization of intangibles	0.3	0.2	0.2
Income from operations	16.2	14.2	15.7
Interest and other (income)/expense, net	0.6	0.5	(0.5)
Income before provision for income taxes	15.6	13.7	16.2
Provision for income taxes	6.0	5.3	6.3
Net income	9.6%	8.4%	9.9%

Comparison of Fiscal 2006 to Fiscal 2005

Net Sales.   Net sales increased by $2.2 million, or 1.5%, to $150.4 million for fiscal 2006 from $148.2 million for fiscal 2005. Net sales of branded nutritional supplements and other natural products increased by $2.3 million, or 1.7%, to $133.1 million for fiscal 2006 from $130.8 million for fiscal 2005. This increase in net sales was primarily related to the integration of the March 2005 acquisition of the Pioneer® brand and to an increase in sales in certain brands and customers within health and natural food stores. Other net sales remained relatively flat at $17.3 million for fiscal 2006 compared to $17.4 million for fiscal 2005, which included the benefit of the November 2004 acquisition of Pilgrim’s Natureway LLC.

Gross Profit.   Gross profit increased by $2.7 million, or 3.5%, to $79.2 million for fiscal 2006 from $76.5 million for fiscal 2005. This increase in gross profit was primarily attributable to the increase in net sales. As a percentage of net sales, gross profit increased to 52.7% for fiscal 2006 from 51.6% for fiscal 2005. This increase in gross profit as a percentage of net sales was primarily attributable to decreased material costs as a percentage of net sales.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses remained relatively flat at $55.4 million for fiscal 2006 compared to $55.1 million for fiscal 2005. As a percentage of net sales, selling, general and administrative expenses decreased to 36.8% for fiscal 2006 from 37.2% for fiscal 2005. This decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to the increase in net sales.

Amortization of Intangibles.   Amortization of intangibles was $0.3 million for fiscal 2006 and $0.4 million for fiscal 2005 and was primarily related to intangible assets recorded in connection with acquisitions.

Interest and Other (Income)/Expense, Net.   Net interest and other (income)/expense for fiscal 2006 included other income of $1.1 million ($0.7 million after tax, or $0.06 per diluted share) related to the gain on the sale of our 31,340 square foot building located in Park City, Utah as well as $0.1 million for payments received as settlement of litigation to which we were a plaintiff. Exclusive of these items, net interest and other (income)/expense was $0.4 million for fiscal 2006 compared to $0.6 million for fiscal 2005 and primarily consisted of interest expense on indebtedness under our revolving credit facility and losses associated with fixed asset disposals.

Provision for Income Taxes.   Our effective tax rate was 38.5% for both fiscal 2006 and fiscal 2005. In each period, our effective tax rate was higher than the federal statutory rate primarily due to state taxes.

Comparison of Fiscal 2005 to Fiscal 2004

Net Sales.   Net sales increased by $7.4 million, or 5.3%, to $148.2 million for fiscal 2005 from $140.8 million for fiscal 2004. Net sales of branded nutritional supplements and other natural products increased by $4.2 million, or 3.3%, to $130.8 million for fiscal 2005 from $126.6 million for fiscal 2004. This increase in net sales was primarily related to the integration of our fiscal 2004 third quarter acquisitions of the Natural Balance® and Montana Big Sky™ brands and the March 2005 acquisition of the Pioneer® brand. This increase was partially offset by decreases in sales of some brands and to some health and natural food store customers. Other net sales increased by $3.2 million, or 22.9%, to $17.4 million for fiscal 2005 from $14.2 million for fiscal 2004. This increase was related to the integration of the fiscal 2004 acquisition of Cornucopia Community Market, Inc. and the fiscal 2005 acquisition of Pilgrim’s Natureway LLC, partially offset by a decline in comparable store sales, which we believe was somewhat related to decreased low-carb consumer interest and demand.

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

Interest and Other(Income)/ Expense, Net.   Net interest and other (income)/expense was $0.6 million for fiscal 2005 compared to $0.8 million for fiscal 2004 and primarily consisted of interest expense on indebtedness under our revolving credit facility and losses associated with fixed asset disposals.

Provision for Income Taxes.   Our effective tax rate was 38.5% for both fiscal 2005 and fiscal 2004. In each period, our effective tax rate was higher than the federal statutory rate primarily due to state taxes.

Selected Quarterly Financial Data; Seasonality

The following table sets forth certain quarterly financial data for fiscal 2005 and 2006. This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements and, in our opinion, reflects all normally recurring adjustments necessary for fair presentation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal 2005				Fiscal 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands, except per share data: unaudited)
Net sales	$35,299	$38,849	$37,233	$36,806	$36,704	$41,025	$36,985	$35,691
Gross profit	18,399	19,912	19,141	19,053	19,144	21,753	19,571	18,746
Net income	2,806	3,486	3,203	3,025	3,453	5,040	3,361	3,086
Net income per common share:
Basic	$0.24	$0.30	$0.28	$0.26	$0.30	$0.44	$0.30	$0.28
Diluted	$0.24	$0.29	$0.27	$0.26	$0.30	$0.43	$0.29	$0.27

We believe that our business is characterized by minor seasonality. However, sales to any particular customer can vary substantially from one quarter to the next based on such factors as industry trends, timing of promotional discounts, international economic conditions and acquisition-related activities. Excluding the effect of acquisitions, we have historically recorded higher branded products sales volume during the second fiscal quarter due to increased interest in health-related products among consumers following the holiday season. The fiscal 2005 acquisitions were completed during the first and second quarters and the fiscal 2006 acquisition was completed during the second quarter.

Liquidity and Capital Resources

As of September 30, 2006, we had cash of $2.8 million. Net cash provided by operating activities was $16.1 million, $20.6 million, and $21.5 million for the years ended September 30, 2006, 2005, and 2004, respectively. The decrease in net cash provided by operating activities in fiscal 2006 was primarily attributable to a decrease in cash provided by changes in assets and liabilities, net of effects of acquisitions, as well as the gain related to the sale of our building located in Park City, Utah, partially offset by an increase in net income.

Net cash used in investing activities was $10.1 million, $12.7 million, and $15.1 million for the years ended September 30, 2006, 2005, and 2004, respectively. Our investing activities consist primarily of capital expenditures, acquisitions of businesses and during the year ended September 30, 2006, proceeds of $4.5 million related to the sale of our building. Capital expenditures during the years ended September 30, 2006, 2005, and 2004 related primarily to real estate, distribution and manufacturing equipment, building improvements related to facility consolidation efforts and information systems, including retail technology.

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

Net cash used in financing activities was $6.6 million, $6.7 million, and $6.5 million for the years ended September 30, 2006, 2005, and 2004, respectively. Our financing activities consist primarily of borrowings and repayments under our revolving credit facility related to operating needs, purchases of common stock for treasury and proceeds from the issuance of common stock.

On January 28, 2002, we entered into a five-year, sixty million dollar reducing revolving credit facility. On September 7, 2006, we amended this revolving credit facility (the “Amended Credit Agreement”). The Amended Credit Agreement extends the term of the credit facility to September 2011, resets the available credit borrowings to sixty million with no automatic reductions and provides an accordion feature which can increase the available credit borrowings to ninety million, subject to approval by the lenders and compliance with certain covenants and conditions. Deferred financing fees of approximately $205 thousand related to the Amended Credit Agreement were capitalized.

At September 30, 2006, we had outstanding revolving credit borrowings of $2.5 million under the Amended Credit Agreement. Borrowings under the Amended Credit Agreement are collateralized by substantially all our assets and bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At September 30, 2006, the applicable weighted-average interest rate for outstanding borrowings was 6.13%. We are also required to pay a variable quarterly fee on the unused balance under the Amended Credit Agreement. At September 30, 2006, the applicable rate was 0.18%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The Amended Credit Agreement matures on September 7, 2011, and we are required to repay all principal and interest outstanding under the Amended Credit Agreement on such date.

The Amended Credit Agreement contains restrictive covenants, including restrictions on incurring other indebtedness and requirements that we maintain certain financial ratios. As of September 30, 2006, we were in compliance with these restrictive covenants. Upon the occurrence of a default or an event of default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring us to repay all amounts outstanding under the Amended Credit Agreement.

A key component of our business strategy is to seek to make additional acquisitions, which may require that we obtain additional financing, which could include the occurrence of substantial additional indebtedness. We believe that borrowings under the Amended Credit Agreement or a replacement credit facility, together with cash flows from operations, will be sufficient to make required payments under the Amended Credit Agreement or any such replacement facility, and to make anticipated capital expenditures and fund working capital needs for fiscal 2007.

Our significant non-cancelable contractual obligations as of September 30, 2006 were as follows:

	Payments Due By Period
		Less Than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(dollars in thousands)
Long-term debt	$2,500	$—	$—	$2,500	$—
Interest on long-term debt(a)	1,403	284	568	551	—
Operating leases	5,680	2,198	2,195	1,196	91
Total	$9,583	$2,482	$2,763	$4,247	$91

(a)           Represents estimated interest obligations associated with our outstanding revolving credit facility balance of $2.5 million at September 30, 2006, assuming no principal payments are made before maturity, a weighted-average interest rate of 6.13% and an underutilization fee rate of 0.18%.

Captive Insurance Company

Due to increases in the number of product ingredients excluded from existing insurance policies, as well as potential increases in coverage costs, we established and provided funding for a wholly-owned captive insurance subsidiary, American Nutritional Casualty Insurance, Inc., which was incorporated in Hawaii. This entity provides coverage for certain of our product liability risks, depending on the availability, pricing and terms of coverage from the traditional insurance market. We have funded this captive insurance subsidiary with capital contributions, and we pay premiums based on actuarial estimates and input.

New Accounting Standards

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending on or after November 15, 2006. We do not expect the adoption of SAB 108 to have a material impact on our consolidated financial statements.

The Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) in June 2006. The interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not determined the effect, if any, the adoption of FIN 48 will have on our consolidated financial statements.

We periodically review new accounting standards that are issued from time to time. Although some of these accounting standards may be applicable to us, we have not identified any other new standards that we believe merit further discussion, and we expect that none would have a significant impact on our consolidated financial statements.

Inflation

Inflation affects the cost of raw materials, goods and services used by us. In recent years, inflation has been modest. The competitive environment somewhat limits our ability to recover higher costs resulting from inflation by raising prices. We seek to mitigate the adverse effects of inflation primarily through improved productivity and cost containment programs. We do not believe that inflation has had a material impact on our results of operations for the periods presented, except with respect to increased costs in manufacturing, packaging and distribution resulting from increased fuel and other petrochemical costs, as well as payroll-related costs, insurance premiums, and other costs arising from or related to government imposed regulations.

Item 7A.                Quantitative and Qualitative Disclosure About Market Risk.

Borrowings under the Amended Credit Agreement bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At September 30, 2006, the applicable weighted average interest rate for borrowings was 6.13% and we had total borrowings outstanding of $2.5 million. To date, we have not obtained interest rate protection with respect to these borrowings.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year covered by this report. Based on the foregoing, our principal executive and principal financial officers have concluded that the Company’s disclosure controls and procedures were effective.

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

Based on our evaluation, management concluded that Nutraceutical maintained effective internal control over financial reporting as of September 30, 2006, based on the criteria in Internal Control—Integrated Framework issued by the COSO. Management’s assessment of the effectiveness of Nutraceutical’s internal control over financial reporting as of September 30, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting.   There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information.

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance.

Information required by this item with respect to our directors, our audit committee, our audit committee financial expert and procedures by which stockholders may recommend nominees to the board of directors is set forth under the heading “The Board of Directors” in our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, or the Proxy Statement, to be filed with the SEC within 120 days of the end of our fiscal year, which information is incorporated herein by reference. Information required by this item regarding our executive officers is included in Part I of this Annual Report on Form 10-K under the heading “Business—Executive Officers.” Information required by this item with respect to Section 16(a) beneficial ownership reporting compliance is set forth in the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

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

Item 13.                 Certain Relationships, Related Transactions and Director Independence.

Information required by this item is set forth in the Proxy Statement under the headings “The Board of Directors—Compensation Committee Interlocks and Insider Participation” and “The Board of Directors—Certain Relationships, Related Transactions and Director Independence,” which information is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of November 2006.

NUTRACEUTICAL INTERNATIONAL CORPORATION
By:	/s/ FRANK W. GAY II
Frank W. Gay II
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 30th day of November 2006.

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

We have completed integrated audits of Nutraceutical International Corporation’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2006 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Nutraceutical International Corporation and its subsidiaries at September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of September 30, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP
Salt Lake City, Utah
November 28, 2006

NUTRACEUTICAL INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	September 30,
	2005	2006
Assets
Current assets:
Cash	$3,371	$2,834
Accounts receivable, net	10,586	10,621
Inventories, net	25,434	27,329
Prepaid expenses and other current assets	2,060	1,882
Deferred income taxes	1,416	1,771
Total current assets	42,867	44,437
Property, plant and equipment, net	25,808	32,669
Goodwill	18,387	18,366
Intangible assets, net	7,016	6,755
Deferred income taxes, net	6,211	5,103
Other non-current assets, net	616	630
Total assets	$100,905	$107,960
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,733	$9,124
Accrued expenses	5,341	5,370
Total current liabilities	16,074	14,494
Long-term debt	2,000	2,500
Other non-current liabilities	364	184
Total liabilities	18,438	17,178
Commitments and contingencies (Notes 10, 14 and 16)
Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares authorized; 11,472,049 shares issued and outstanding at September 30, 2005; 11,013,304 shares issued and outstanding at September 30, 2006	115	110
Additional paid-in capital	39,317	32,665
Retained earnings	42,900	57,840
Accumulated other comprehensive income	135	167
Total stockholders’ equity	82,467	90,782
Total liabilities and stockholders’ equity	$100,905	$107,960

The accompanying notes are an integral part of these consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Years ended September 30,
	2004	2005	2006
Net sales	$140,755	$148,187	$150,405
Cost of sales	66,779	71,682	71,191
Gross profit	73,976	76,505	79,214
Operating expenses:
Selling, general and administrative	50,786	55,123	55,389
Amortization of intangible assets	374	377	289
	51,160	55,500	55,678
Income from operations	22,816	21,005	23,536
Interest and other (income)/expense, net	810	647	(757)
Income before provision for income taxes	22,006	20,358	24,293
Provision for income taxes	8,472	7,838	9,353
Net income	$13,534	$12,520	$14,940
Net income per common share:
Basic	$1.19	$1.09	$1.32
Diluted	1.15	1.06	1.30
Weighted average common shares outstanding:
Basic	11,359,734	11,520,936	11,332,466
Dilutive effect of stock options and warrants	456,644	244,334	185,026
Diluted	11,816,378	11,765,270	11,517,492

The accompanying notes are an integral part of these consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years ended September 30,
	2004	2005	2006
Cash flows from operating activities:
Net income	$13,534	$12,520	$14,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,286	4,348	4,527
Amortization of deferred financing fees	182	182	172
Losses/(gains) on disposals of property and equipment	87	41	(1,104)
Deferred income taxes	1,802	867	753
Tax benefit from stock option exercises	3,242	396	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	813	199	(35)
Inventories, net	(2,626)	(540)	(1,895)
Prepaid expenses and other current assets	(1,259)	1,360	178
Other non-current assets, net	6	(38)	(9)
Accounts payable	1,314	889	(1,609)
Accrued expenses	(123)	320	388
Other non-current liabilities	269	95	(180)
Net cash provided by operating activities	21,527	20,639	16,126
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	—	4,500
Purchases of property and equipment	(5,384)	(6,844)	(14,495)
Acquisitions of businesses, net of cash acquired	(9,679)	(5,821)	(95)
Net cash used in investing activities	(15,063)	(12,665)	(10,090)
Cash flows from financing activities:
Payments on other non-current liabilities	(225)	(225)	(225)
Proceeds from long-term debt	9,000	5,500	11,500
Payments on long-term debt	(15,000)	(10,000)	(11,000)
Payments of deferred financing fees	—	—	(205)
Proceeds from issuances of common stock	2,863	1,040	143
Purchases of common stock for treasury	(3,176)	(3,050)	(6,811)
Tax benefit from stock option exercises	—	—	11
Net cash used in financing activities	(6,538)	(6,735)	(6,587)
Effect of exchange rate changes on cash	12	(2)	14
Net increase (decrease) in cash	(62)	1,237	(537)
Cash at beginning of year	2,196	2,134	3,371
Cash at end of year	$2,134	$3,371	$2,834

The accompanying notes are an integral part of these consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(dollars in thousands)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Stock	Equity
Balance at October 1, 2003	11,326,685	$113	$39,431	$16,846	$139	$(1,427)	$55,102
Net income	—	—	—	13,534	—	—	13,534
Other comprehensive income:
Foreign currency translation adjustment, net of tax	—	—	—	—	34	—	34
Total comprehensive income							13,568
Issuances of common stock	552,434	6	2,857	—	—	—	2,863
Tax benefit from stock option exercises	—	—	3,242	—	—	—	3,242
Purchases of common stock for treasury	—	—	—	—	—	(3,176)	(3,176)
Balance at September 30, 2004	11,879,119	119	45,530	30,380	173	(4,603)	71,599
Net income	—	—	—	12,520	—	—	12,520
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	—	—	—	—	(38)	—	(38)
Total comprehensive income							12,482
Issuances of common stock	215,566	2	1,038	—	—	—	1,040
Tax benefit from stock option exercises	—	—	396	—	—	—	396
Purchases of common stock for treasury	—	—	—	—	—	(3,050)	(3,050)
Retirement of common stock in treasury	(622,636)	(6)	(7,647)	—	—	7,653	—
Balance at September 30, 2005	11,472,049	115	39,317	42,900	135	—	82,467
Net income	—	—	—	14,940	—	—	14,940
Other comprehensive income:
Foreign currency translation adjustment, net of tax	—	—	—	—	32	—	32
Total comprehensive income							14,972
Issuances of common stock	12,968	—	143	—	—	—	143
Tax benefit from stock option exercises	—	—	11	—	—	—	11
Purchases of common stock for treasury	—	—	—	—	—	(6,811)	(6,811)
Retirement of common stock in treasury	(471,713)	(5)	(6,806)	—	—	6,811	—
Balance at September 30, 2006	11,013,304	$110	$32,665	$57,840	$167	$—	$90,782

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

Fair Value of Financial Instruments—The Company believes that the fair values of financial instruments, including cash, accounts receivable, accounts payable and debt, approximated their respective book values at September 30, 2005 and 2006.

Cash—Substantially all of the Company’s cash was held by one bank at September 30, 2006. The Company does not believe that, as a result of this concentration, it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

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

Foreign Currency Translation—The functional currency of each of the Company’s foreign subsidiaries is the local currency. All assets and liabilities of foreign subsidiaries were translated into U.S. Dollars at fiscal year-end exchange rates. Income and expense items were translated at average exchange rates prevailing during the year. The resulting translation adjustments, net of income taxes, were recorded in accumulated other comprehensive income, which is a component of stockholders’ equity.

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

Shipping and Handling Costs—The Company incurred shipping and handling costs related to third-party freight charges, as well as internal warehousing and order fulfillment costs. These costs were classified as selling, general and administrative expenses and totaled $10,367, $10,064 and $9,632 for the years ended September 30, 2004, 2005 and 2006, respectively.

Research and Development—The Company expensed research and development costs as incurred. For the years ended September 30, 2004, 2005 and 2006, the Company incurred $775, $748 and $762, respectively, in research and development expenditures.

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

Accounting for Stock-Based Compensation—The Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”) effective October 1, 2005, using the modified prospective application method. SFAS 123R requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards. At the date of adoption, October 1, 2005, the Company had no outstanding and unvested share-based payments (Note 12). The Company’s historical pool of windfall tax benefits under SFAS 123R was determined using the short-cut method described in Financial Accounting Standards Board Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.

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

	Years Ended September 30,
	2004	2005
Net income, as reported	$13,534	$12,520
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects (Note 12)	(609)	(1,285)
Pro forma net income	$12,925	$11,235
Earnings per share
Basic—as reported	$1.19	$1.09
Diluted—as reported	1.15	1.06
Basic—pro forma	$1.14	$0.98
Diluted—pro forma	1.09	0.95

Based on application of the Black-Scholes option pricing model as prescribed in SFAS 123, the weighted average fair value of options granted was $7.21 and $5.26 for the years ended September 30, 2004 and 2005, respectively.

The following assumptions were used in the application of the Black-Scholes option pricing model for the years ended September 30, 2004 and 2005, respectively: risk free interest rate of 3.69% and 4.18%; expected life of 6 years and 4 years; expected volatility of 60% and 40%; and an expected dividend yield of 0% for each year. Because changes in these subjective input assumptions can materially affect the fair value estimates, management believes that the existing valuation models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

New Accounting Standards—In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

2.   Summary of Significant Accounting Policies (Continued)

consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated financial statements.

The Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) in June 2006. The interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not determined the effect, if any, the adoption of FIN 48 will have on its consolidated financial statements.

The Company periodically reviews new accounting standards that are issued from time to time. Although some of these accounting standards may be applicable to the Company, the Company has not identified any other new standards that it believes merit further discussion, and the Company expects that none would have a significant impact on its consolidated financial statements.

3.   Acquisitions

Acquisitions—On November 18, 2004, the Company acquired substantially all of the operating assets of Pilgrim’s Natureway LLC, a chain of health food stores in the Seattle, Washington area. On March 4, 2005, the Company acquired the Pioneer® brand of nutritional supplements, which are sold in health and natural food stores, by purchasing 100% of the stock of Pioneer Nutritional Formulas, Inc. The aggregate purchase price for these fiscal 2005 acquisitions was $5,911 (net of cash acquired) and was paid in cash.

On March 31, 2006, the Company acquired certain assets of Living Flower Essences, LLC for approximately $95 in cash. Living Flower Essences, LLC develops and markets flower essence infused tinctures and salves.

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

3.   Acquisitions (Continued)

These acquisitions are in keeping with the Company’s business strategy of consolidating the fragmented industry where it competes. These acquisitions were accounted for using the purchase method of accounting. Accordingly, the aggregate purchase price was assigned to the assets acquired and liabilities assumed based on their fair market values at the respective dates of acquisition. The excess of aggregate purchase price over the fair market values of the assets acquired and liabilities assumed was classified as goodwill and was accounted for in accordance with SFAS 142 (Note 7). The Consolidated Statements of Operations and Consolidated Statements of Cash Flows presented herein include the activities of these acquired businesses from their respective dates of acquisition. The following reflects the allocation of the aggregate purchase prices for the fiscal 2005 and 2006 acquisitions to the aggregate assets acquired and liabilities assumed:

	Fiscal 2005	Fiscal 2006
	Acquisitions	Acquisition
Aggregate assets acquired and liabilities assumed:
Current assets, net	$1,140	$—
Property, plant and equipment	319	—
Goodwill	4,369	95
Intangible assets	300	—
Other non-current assets	2	—
Current liabilities	(35)	—
Non-current deferred income taxes	(184)	—
	$5,911	$95

Goodwill, which is not subject to amortization for financial statement purposes, of $1,368 related to the fiscal 2005 acquisitions and $95 related to the fiscal 2006 acquisition is expected to be deductible for tax purposes over fifteen years. The fiscal 2005 acquisitions included trademarks, trade names and licenses totaling $300 which have indefinite lives and are not subject to amortization for financial statement purposes (Note 7).

4.   Accounts Receivable, net

Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	September 30,
	2005	2006
Accounts receivable	$12,476	$12,610
Less allowances	(1,890)	(1,989)
	$10,586	$10,621

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

5.   Inventories, net

Inventories, net of reserves for slow moving, obsolete and/or damaged inventory, were comprised of the following:

	September 30,
	2005	2006
Raw materials	$9,495	$11,712
Work-in-process	6,800	6,415
Finished goods	11,123	11,104
	27,418	29,231
Less reserves	(1,984)	(1,902)
	$25,434	$27,329

6.   Property, Plant and Equipment, net

Property, plant and equipment, net, were comprised of the following:

	Estimated
	Useful Life	September 30,
	in Years	2005	2006
Land	—	$2,207	$3,371
Building	30	4,001	22,432
Leasehold improvements	1-7	16,643	2,657
Furniture, fixtures and equipment	3-10	33,565	38,705
		56,416	67,165
Less accumulated depreciation and amortization		(30,608)	(34,496)
		$25,808	$32,669

At September 30, 2005 and 2006, the Company had no equipment under capital leases. Substantially all property, plant and equipment of the Company collateralized its debt obligations (Note 9).

On January 20, 2006, the Company sold its 31,340 square foot building located in Park City, Utah for $4,500 in cash. At the time of sale, the building had a book value of $3,395. A gain of $1,105 ($680 after tax, or $0.06 per diluted share) was included in interest and other (income)/expense for the year ended September 30, 2006.

On March 31, 2006, the Company purchased the Rapid Response Center in Ogden, Utah, which (when fully converted) will provide approximately 410,000 square feet of gross building space located on approximately 19.2 acres, which includes available land for expansion, for $4,160 in cash. The Rapid Response Center is the central facility where the Company is, and has been, consolidating operations, including raw material warehousing, manufacturing, packaging, distribution and administrative offices. The Company was previously leasing most of this facility. In connection with this purchase, property, plant and equipment totaling $15,595, which were previously classified as leasehold improvements, were reclassified to building and the estimated depreciable lives were revised to 30 years.

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

6.   Property, Plant and Equipment, net (Continued)

Depreciation and amortization of property, plant and equipment totaled $3,912, $3,971 and $4,238 for the years ended September 30, 2004, 2005 and 2006, respectively.

7.   Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended September 30, 2004, 2005 and 2006 were as follows:

Goodwill
Balance as of October 1, 2003	$10,083
Goodwill acquired during the year	4,431
Purchase accounting adjustments related to prior acquisitions	(406)
Balance as of September 30, 2004	14,108
Goodwill acquired during the year	4,369
Purchase accounting adjustments related to prior acquisitions	(90)
Balance as of September 30, 2005	18,387
Goodwill acquired during the year	95
Purchase accounting adjustments related to prior acquisitions	(116)
Balance as of September 30, 2006	$18,366

The carrying amounts of intangible assets at September 30, 2005 and 2006 were as follows:

	September 30, 2005			September 30, 2006			Weighted-
	Gross		Net	Gross		Net	Average
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Amount	Amortization	Amount	Period (Years)
Intangible assets subject to amortization:
Non-compete agreements	$1,000	$(750)	$250	$1,000	$(1,000)	$—	3
Trademarks/trade names/patents	338	(250)	88	366	(289)	77	5
	1,338	(1,000)	338	1,366	(1,289)	77
Intangible assets not subject to amortization:
Trademarks/trade names/licenses	6,678	—	6,678	6,678	—	6,678
	$8,016	$(1,000)	$7,016	$8,044	$(1,289)	$6,755

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

7.   Goodwill and Intangible Assets (Continued)

Aggregate amortization expense related to intangible assets subject to amortization totaled $374, $377 and $289 for the years ended September 30, 2004, 2005 and 2006, respectively.

Estimated amortization expense related to intangible assets subject to amortization is as follows:

Estimated
Amortization
Year Ending September 30,	Expense
2007	$29
2008	20
2009	16
2010	9
2011	3
Thereafter	—
$77

8.   Accrued Expenses

Accrued expenses were comprised of the following:

	September 30,
	2005	2006
Employee payroll, taxes, benefits and performance incentives	$2,954	$3,822
Other accrued expenses	2,387	1,548
	$5,341	$5,370

9.   Long-Term Debt

Long-term debt was comprised of the following:

	September 30,
	2005	2006
Revolving Credit Facility	$2,000	$2,500

On January 28, 2002, the Company entered into a five-year, sixty million dollar reducing revolving credit facility. On September 7, 2006, the Company amended this revolving credit facility (the “Amended Credit Agreement”). The Amended Credit Agreement extends the term of the credit facility to September 2011, resets the available credit borrowings to sixty million with no automatic reductions and provides an accordion feature which can increase the available credit borrowings to ninety million, subject to approval by the lenders and compliance with certain covenants and conditions. Deferred financing fees of approximately $205 related to the Amended Credit Agreement were capitalized.

At September 30, 2006, the Company had outstanding revolving credit borrowings of $2,500 under the Amended Credit Agreement. Borrowings under the Amended Credit Agreement are collateralized by substantially all assets of the Company. At the Company’s election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

9.   Long-Term Debt (Continued)

Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At September 30, 2006, the applicable weighted-average interest rate for outstanding borrowings was 6.13%. The Company is also required to pay a variable quarterly fee on the unused balance under the Amended Credit Agreement. At September 30, 2006, the applicable rate was 0.18%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The Amended Credit Agreement matures on September 7, 2011, and the Company is required to repay all principal and interest outstanding under the Amended Credit Agreement on such date.

The Amended Credit Agreement contains restrictive covenants, including restrictions on incurring other indebtedness and requirements that the Company maintain certain financial ratios. As of September 30, 2006, the Company was in compliance with these restrictive covenants. Upon the occurrence of a default or an event of default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring the Company to repay all amounts outstanding under the Amended Credit Agreement.

10.   Lease Commitments and Obligations

The Company leases retail, office, storage and warehouse space under non-cancelable operating leases, the last of which expires during fiscal 2017; however, the Company has negotiated extension options in many cases. These operating leases require the Company to pay all taxes, insurance and maintenance.

The following summarizes future minimum lease payments required under the Company’s significant non-cancelable operating leases:

Minimum
Lease
Year Ending September 30,	Payments
2007	$2,198
2008	1,321
2009	874
2010	659
2011	537
Thereafter	91
$5,680

Total rent expense incurred by the Company under significant non-cancelable operating leases was $1,453, $2,038 and $1,994 for the years ended September 30, 2004, 2005 and 2006, respectively.

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

11.   Income Taxes

The provision for income taxes was comprised of the following:

	Years Ended September 30,
	2004	2005	2006
Current:
Federal	$6,023	$5,963	$6,994
State	1,108	1,008	1,606
Deferred:
Federal	1,218	787	694
State	123	80	59
	$8,472	$7,838	$9,353

A summary of the composition of net deferred income tax assets and liabilities was as follows:

	September 30,
	2005	2006
Current Deferred Income Tax Assets
Accounts receivable reserves	$718	$767
Inventory reserves	547	549
Accrued liabilities	151	455
	$1,416	$1,771
Non-Current Deferred Income Tax Assets and Liabilities, net
Goodwill and other intangible assets	$5,204	$3,723
Property, plant and equipment	1,007	1,380
	$6,211	$5,103

The differences between income taxes at the statutory federal income tax rate and income taxes reported in the Consolidated Statements of Operations were as follows:

	Years Ended September 30,
	2004	2005	2006
Federal tax at statutory rate	$7,482	$6,922	$8,502
State taxes, net of federal benefit	1,070	756	1,180
Non-deductible expenses	128	138	143
Foreign sales benefit	(191)	(58)	(196)
Manufacturing benefit	—	—	(162)
Other	(17)	80	(114)
	$8,472	$7,838	$9,353

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

12.   Capital Stock

Description of Capital Stock—At September 30, 2005 and 2006, the Company had two authorized classes of stock: Common Stock and Preferred Stock, each with a par value of $0.01 per share. At September 30, 2005 and 2006, 5,000,000 shares of Preferred Stock were authorized with no shares issued or outstanding.

Stock Warrants—As part of the Premier One Products, Inc., Makers of KAL, Inc. and Makers of KAL, B.V. acquisitions, the Company issued warrants to purchase 163,976 shares of Common Stock at exercise prices ranging from $4.86 to $4.91 per share, which were considered to be the estimated fair market values per share of the Common Stock at the respective dates of issuance. All of these warrants had been exercised or surrendered and retired prior to September 30, 2005.

Stock Options—During November 1994, the Company issued 301,164 options to certain key executives at an exercise price of $3.45, which was considered to be the estimated fair market value of the Common Stock on the date of grant. All of these options had been exercised prior to September 30, 2005.

Stock Option Plans—During the year ended September 30, 1995, the Company’s Board of Directors adopted the 1995 Stock Option Plan. This plan provided for granting options to purchase Common Stock to executives, employees and consultants of the Company and its subsidiaries. Grants under this plan vested over a period of four years and expire on the tenth anniversary of the date of grant. In aggregate, 225,873 shares were reserved for issuance under this plan. As of September 30, 2006, options to purchase 4,529 shares of Common Stock were issued, outstanding and exercisable under this plan.

During the year ended September 30, 1998, the Company’s Board of Directors adopted the 1998 Stock Incentive Plan. This plan provided for granting options to purchase Common Stock to executives, employees and consultants of the Company and its subsidiaries. Grants under this plan vested over a period of two to four years and expire no later than the tenth anniversary of the date of grant. In aggregate, 1,050,000 shares of Common Stock were reserved for issuance under this plan. On September 30, 2005, the Company granted options to purchase 77,500 shares of Common Stock under this plan to certain employees. These options vested immediately. As of September 30, 2006, options to purchase 830,982 shares of Common Stock were issued, outstanding and exercisable under this plan.

During the year ended September 30, 1998, the Company’s Board of Directors adopted the 1998 Non-Employee Director Stock Option Plan. This plan provided for granting options to purchase Common Stock to non-employee directors of the Company. Grants under this plan vested over a period of three years and expire no later than the tenth anniversary of the date of grant. In aggregate, 150,000 shares of Common Stock were reserved for issuance under this plan. As of September 30, 2006, options to purchase 40,000 shares of Common Stock were issued, outstanding and exercisable under this plan.

On September 30, 2005, the Company accelerated the vesting of 139,250 options with exercise prices ranging from $10.18 to $12.32 previously granted under the Company’s 1998 Stock Incentive Plan and 10,002 options with exercise prices of $11.53 previously granted under the Company’s 1998 Non-Employee Director Stock Option Plan. As the Company did not expect any individual who received the benefit of option acceleration to terminate employment with the Company prior to the original vesting dates, no compensation expense was reflected in net income for the year ended September 30, 2005. This vesting acceleration eliminated the need for the Company to recognize compensation expense of approximately $539, net of tax, in the Company’s Consolidated Statements of Operations during fiscal 2006 and 2007 as

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

12.   Capital Stock (Continued)

required by SFAS 123R. SFAS 123R requires companies to expense the value of all outstanding and unvested share-based payments at the time of adoption, including employee stock options and similar awards. The Company adopted SFAS 123R effective October 1, 2005.

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

As of September 30, 2006, options to purchase an aggregate 875,511 shares of Common Stock were issued, outstanding and exercisable. The following table sets forth option activity under the 1995 Stock Option Plan, the 1998 Stock Incentive Plan, the 1998 Non-Employee Director Stock Option Plan and the options granted in November 1994 for the years ended September 30, 2004, 2005 and 2006:

	Number of	Average Price	Aggregate
	Options	Per Share	Option Price
Outstanding at October 1, 2003	1,156,218	$6.35	$7,344
Granted	277,500	12.26	3,403
Exercised	(479,766)	4.44	(2,128)
Forfeited or expired	(5,225)	14.82	(77)
Outstanding at September 30, 2004	948,727	9.00	8,542
Granted	77,500	14.22	1,102
Exercised	(117,460)	5.19	(610)
Forfeited or expired	(25,514)	9.57	(244)
Outstanding at September 30, 2005	883,253	9.95	8,790
Exercised	(6,367)	9.44	(60)
Forfeited or expired	(1,375)	17.50	(24)
Outstanding at September 30, 2006	875,511	$9.94	$8,706

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

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

12.   Capital Stock (Continued)

The following table sets forth data related to exercise prices and lives for all issued, outstanding and exercisable options as of September 30, 2006, which include grants made under the 1995 Stock Option Plan, the 1998 Stock Incentive Plan and the 1998 Non-Employee Director Stock Option Plan:

	September 30, 2006
	Options Outstanding		Options Exercisable
Range of		Weighted-Average		Weighted-Average
Exercise Prices	Shares	Exercise Price	Shares	Exercise Price
$2.43 - $5.00	326,367	$3.69	326,367	$3.69
(Avg. life: 4.6 years)
$9.30 - $14.22	410,329	12.36	410,329	12.36
(Avg. life: 7.1 years)
$17.50	138,815	17.50	138,815	17.50
(Avg. life: 1.4 years)
	875,511	$9.94	875,511	$9.94

At September 30, 2006, the aggregate intrinsic value of stock options outstanding and exercisable was $3,257. The intrinsic value is the amount by which the market value of the underlying common stock exceeds the exercise price of the respective stock option.

During the years ended September 30, 2004, 2005 and 2006, optionees realized aggregate gains of $8,421, $1,029 and $31, respectively, from stock option exercises.

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

Share Purchase Program—Prior to fiscal 2006, the Company’s Board of Directors approved a share purchase program authorizing the Company to buy up to 1,500,000 shares of Common Stock of the Company. During the year ended September 30, 2006, the Company’s Board of Directors approved the addition of 1,000,000 shares to the Company’s previously approved share purchase program. Under this program, the Company purchased 471,713 shares during the year ended September 30, 2006 at an aggregate price of $6,811. All shares of Common Stock held in treasury during fiscal 2006 were retired prior to September 30, 2006. As of September 30, 2006, the Company was permitted to purchase up to 913,065 additional shares under its approved share purchase program.

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

Net sales to foreign countries were less than 10% of consolidated net sales for each of the years ended September 30, 2004, 2005 and 2006. Additionally, certain products are sold domestically to customers who in turn may sell such products into foreign countries.

14.   Employee Benefit Plans

401(k) Plan—The Company has a 401(k) defined contribution profit sharing plan that covers substantially all employees. Under the plan, employees may contribute up to 15% of their compensation subject to certain exceptions and limitations. In addition, employees who meet certain age requirements may contribute additional amounts permitted by law under the plan. The Company makes matching contributions to the plan up to the first 4% of employee contributions and is permitted to make discretionary contributions under the plan. The amounts contributed to the plan by the Company were $632, $654 and $636 for the years ended September 30, 2004, 2005 and 2006, respectively.

15.   Supplemental Disclosure of Cash Flow Items

Cash paid by the Company for interest was $395, $384 and $342 for the years ended September 30, 2004, 2005 and 2006, respectively. Cash paid by the Company for taxes was $4,845, $4,496 and $9,250 for the years ended September 30, 2004, 2005 and 2006, respectively.

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

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

16.   Commitments and Contingencies (Continued)

however, liability policies contain exclusions (such as those related to specific ingredients, including products containing ephedra, or types of claims) and there can be no assurance that such insurance will be adequate to cover all potential liabilities. In the event that the Company does not have adequate insurance or contractual indemnification from parties supplying raw materials or marketing its products, product liability related to defective products could have a material adverse effect on the Company.

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

17.   Subsequent Events

Subsequent to September 30, 2006, the Company acquired, for approximately $2,945, a majority interest in a complementary natural products business, which will require consolidation in future reporting periods. In addition, the Company acquired, for approximately $6,635, substantially all the operating assets of a complementary natural products business. The combined operating results of these transactions are not expected to have a material impact on the Company’s results of operations.

NUTRACEUTICAL INTERNATIONAL CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(dollars in thousands)
September 30, 2006
Deducted from related asset account:
Allowance for sales returns	$720	$—	$19	$—	$739
Allowance for doubtful accounts	1,170	210	—	130	1,250
Inventory reserve	1,984	925	39	1,046	1,902
September 30, 2005
Deducted from related asset account:
Allowance for sales returns	720	—	—	—	720
Allowance for doubtful accounts	1,013	237	115	195	1,170
Inventory reserve	1,871	450	167	504	1,984
September 30, 2004
Deducted from related asset account:
Allowance for sales returns	672	—	299	251	720
Allowance for doubtful accounts	856	390	67	300	1,013
Inventory reserve	2,001	625	233	988	1,871

EXHIBIT INDEX

Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation of Nutraceutical(1)
3.2	Form of By-laws of Nutraceutical(1)
4.1	Form of certificate representing Common Stock(1)
4.2	Amended and Restated Registration Agreement dated as of January 31, 1995 among Nutraceutical and certain of its stockholders(1)
10.1	Form of Indemnification Agreement(1)
10.2	1998 Stock Incentive Plan(1)
10.3	1998 Non-Employee Director Stock Option Plan(1)
10.4	Employee Stock Discount Purchase Plan(1)
10.5	Credit Agreement dated as of January 28, 2002 among Nutraceutical and its lenders(2)
10.6	1995 Stock Option Plan(3)
10.7	Form of Agreement for Stock Options granted under the 1998 Stock Incentive Plan and 1998 Non-Employee Director Stock Option Plan(4)
10.8	First Amendment to Credit Agreement dated as of September 7, 2006 among Nutraceutical and its lenders(5)
11.1	Computation of earnings per share
The information required by Exhibit 11.1 is set forth on page F-5 of this Form 10-K.
21.1	Subsidiaries of Nutraceutical(6)
23.1	Consent of PricewaterhouseCoopers LLP(6)
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(6)
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(6)

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

(5)          Filed as an exhibit to our Form 8-K filed on September 8, 2006 and incorporated herein by reference.

(6)          Filed herewith.