Form 10-Q
period 2006-12-31
NUTRACEUTICAL INTERNATIONAL CORP
filed 2007-01-26
CIK 1050007

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Quarterly Period Ended December 31, 2006

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

At January 26, 2007, the registrant had 11,018,304 shares of common stock outstanding.

NUTRACEUTICAL INTERNATIONAL CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements

NUTRACEUTICAL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30,	December 31,
	2006(1)	2006
ASSETS
Current assets
Cash	$2,834	$3,641
Accounts receivable, net	10,621	10,214
Inventories, net	27,329	26,958
Prepaid expenses and other current assets	1,882	1,068
Deferred income taxes	1,771	1,798
Total current assets	44,437	43,679
Property, plant and equipment, net	32,669	34,597
Goodwill	18,366	26,040
Intangible assets, net	6,755	8,896
Other non-current assets, net	630	612
Deferred income taxes, net	5,103	4,313
	$107,960	$118,137
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,124	$9,007
Accrued expenses	5,370	5,228
Total current liabilities	14,494	14,235
Long-term debt	2,500	9,500
Other non-current liabilities	184	188
Total liabilities	17,178	23,923
Stockholders’ equity
Common stock	110	110
Additional paid-in capital	32,665	32,748
Retained earnings	57,840	61,195
Accumulated other comprehensive income	167	161
Total stockholders’ equity	90,782	94,214
	$107,960	$118,137

(1)          The condensed consolidated balance sheet as of September 30, 2006 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands, except per share data)

	Three months ended December 31,
	2005	2006
Net sales	$36,704	$35,848
Cost of sales	17,560	16,324
Gross profit	19,144	19,524
Operating expenses
Selling, general and administrative	13,446	13,922
Amortization of intangible assets	94	46
Income from operations	5,604	5,556
Interest and other (income)/expense, net	(11)	144
Income before provision for income taxes	5,615	5,412
Provision for income taxes	2,162	2,057
Net income	$3,453	$3,355
Other comprehensive income/(loss)
Foreign currency translation adjustment, net of tax	(10)	(6)
Comprehensive income	$3,443	$3,349
Net income per common share
Basic	$0.30	$0.30
Diluted	0.30	0.30
Weighted average common shares outstanding
Basic	11,471,136	11,015,967
Dilutive effect of stock options	164,643	196,318
Diluted	11,635,779	11,212,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three months ended December 31,
	2005	2006
Cash flows from operating activities
Net income	$3,453	$3,355
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,141	1,101
Amortization of deferred financing fees	46	14
Losses on disposals of property and equipment	—	2
Deferred income taxes	294	295
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net	(1,318)	824
Inventories, net	(3,245)	1,474
Prepaid expenses and other current assets	(8)	849
Other non-current assets, net	(21)	2
Accounts payable	2,399	(262)
Accrued expenses	(180)	(247)
Other non-current liabilities	—	(52)
Net cash provided by operating activities	2,561	7,355
Cash flows from investing activities
Acquisitions of businesses, net of cash acquired	—	(11,390)
Purchases of property and equipment	(3,194)	(2,233)
Net cash used in investing activities	(3,194)	(13,623)
Cash flows from financing activities
Proceeds from long-term debt	1,500	9,000
Payments on long-term debt	(2,000)	(2,000)
Proceeds from issuances of common stock	85	78
Purchases of common stock for treasury	(559)	—
Tax benefit from stock option exercises	3	5
Net cash provided by (used in) financing activities	(971)	7,083
Effect of exchange rate changes on cash	(3)	(8)
Net increase (decrease) in cash	(1,607)	807
Cash at beginning of period	3,371	2,834
Cash at end of period	$1,764	$3,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

1.                 INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) to present fairly the consolidated financial position of Nutraceutical International Corporation and its subsidiaries (the “Company”) as of December 31, 2006, the results of their operations and their cash flows for the three months ended December 31, 2005 and 2006, in conformity with accounting principles generally accepted in the United States of America for interim financial information applied on a consistent basis. Results for the three months ended December 31, 2006 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Accordingly, these financial statements should be read in conjunction with the Company’s Form 10-K for the Fiscal Year Ended September 30, 2006, which was filed with the Securities and Exchange Commission on November 30, 2006.

2.                 ACCOUNTS RECEIVABLE, NET

Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	September 30,	December 31,
	2006	2006
Accounts receivable	$12,610	$12,287
Less allowances	(1,989)	(2,073)
	$10,621	$10,214

3.                 INVENTORIES, NET

Inventories, net of reserves for slow moving, obsolete and/or damaged inventory, were comprised of the following:

	September 30,	December 31,
	2006	2006
Raw materials	$11,712	$11,776
Work-in-process	6,415	6,158
Finished goods	11,104	11,139
	29,231	29,073
Less reserves	(1,902)	(2,115)
	$27,329	$26,958

4.                 ACQUISITIONS

During the three months ended December 31, 2006, the Company made three acquisitions. On October 31, 2006, the Company acquired a majority interest in a complementary natural products business.

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(dollars in thousands, except per share data)

4.                 ACQUISITIONS (Continued)

On November 15, 2006, the Company acquired the Life-flo® brand of health care products, which includes therapeutic creams sold in health and natural food stores, by purchasing substantially all of the operating assets of Life-flo Health Care Products, Inc. and Nutraceutical Labs, Inc. On December 15, 2006, the Company acquired the Larenim® brand of mineral makeup by purchasing certain assets of Vitamin Outlet, Inc.

The aggregate purchase price of these acquisitions was approximately $11,390 in cash. The Consolidated Statements of Operations and Consolidated Statements of Cash Flows presented herein include the activities of these acquired businesses from their respective dates of acquisition. The expected long-term sales and expense synergies of acquired businesses are generally not realized immediately following acquisition as certain transition and integration matters must be completed.

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

Current assets	$1,578
Property, plant and equipment	752
Goodwill	7,674
Intangible assets	2,185
Current liabilities	(252)
Non-current liabilities	(56)
Non-current deferred income taxes	(491)
$11,390

The acquired intangible assets include trademarks and tradenames totaling $903, which have indefinite lives and are not subject to amortization, as well as intangible assets totaling $1,282 related to customer relationships, developed software and technology, trademarks and tradenames, which are being amortized over a period of 5 to 8 years. Goodwill, which is not subject to amortization for financial statement purposes, of $5,526 related to these acquisitions is expected to be deductible for tax purposes over fifteen years.

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(dollars in thousands, except per share data)

5.                 GOODWILL

The change in the carrying amount of goodwill from September 30, 2006 to December 31, 2006 was as follows:

Goodwill
Balance as of September 30, 2006	$18,366
Goodwill attributable to fiscal 2007 first quarter acquisitions	7,674
Balance as of December 31, 2006	$26,040

6.                 INTANGIBLE ASSETS

The carrying amounts of intangible assets at September 30, 2006 and December 31, 2006 were as follows:

	September 30, 2006			December 31, 2006			Weighted-
	Gross		Net	Gross		Net	Average
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Amount	Amortization	Amount	Period (Years)
Intangible assets subject to amortization:
Trademarks/trade names/patents	$361	$(284)	$77	$416	$(294)	$122	5
Customer relationships	—	—	—	457	(10)	447	8
Developed software and technology	—	—	—	772	(26)	746	5
	361	(284)	77	1,645	(330)	1,315
Intangible assets not subject to amortization:
Trademarks/trade names/licenses	6,678	—	6,678	7,581	—	7,581
	$7,039	$(284)	$6,755	$9,226	$(330)	$8,896

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(dollars in thousands, except per share data)

6.                 INTANGIBLE ASSETS (Continued)

Estimated future amortization expense related to the December 31, 2006 net carrying amount of $1,315 for intangible assets subject to amortization is as follows:

Estimated
Amortization
Year Ending September 30,	Expense(1)
2007	$187
2008	242
2009	239
2010	232
2011	225
Thereafter	190
$1,315

(1)          Estimated amortization expense for the year ending September 30, 2007 includes only amortization to be recorded after December 31, 2006.

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

Net sales to foreign countries were less than 10% of consolidated net sales for the three months ended December 31, 2005 and 2006. Additionally, certain products are sold domestically to customers who in turn may sell such products into foreign countries.

8.                 SUBSEQUENT EVENT

Subsequent to December 31, 2006, the Company acquired, for approximately $8.7 million in cash (net of inventory credits) certain operating assets of a complementary natural products business. This acquisition was financed primarily using borrowings under the Company’s revolving credit facility. The expected long-term sales and expense synergies of this acquisition are not expected to be realized immediately following acquisition as certain transition and integration matters must be completed.

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

We sell branded nutritional supplements and other natural products under the trademarks Solaray®, KAL®, Nature’s Life®, Natural Balance®, NaturalMax®, VegLife®, Premier One®, Pioneer®, Sunny Green®, Natural Sport®, Supplement Training Systems™, FunFresh Foods™, ActiPet®, Action Labs®, Thompson®, Montana Big Sky™, Body Gold®, Healthway®,  Living Flower Essences®, Life-flo®, AllVia™, Sayge BioSciences™, Larenim® and Monarch Nutritional Laboratories™. Under the name Woodland Publishing™, we publish, print and market a line of books and booklets to, among others, book distributors, national retail bookstores and health and natural food stores. We also distribute branded products of certain third parties.

We own neighborhood natural food markets, which operate under the trade names The Real Food Company ™, Thom’s Natural Foods™ and Cornucopia Community Market™. We also own health food stores, which operate under the trade names Arizona Health Foods™, Granola’s™ and Pilgrim’s Natureway™.

We were formed in 1993 by senior management and Bain Capital, Inc. to effect a consolidation strategy in the fragmented vitamin, mineral, herbal and other nutritional supplements industry (the “VMS Industry”). Since our formation, we have completed the following acquisitions: Solaray, Inc., Premier One Products, Inc., Makers of KAL, Inc. and Makers of KAL, B.V., Monarch Nutritional Laboratories, Inc., Action Labs, Inc., NutraForce (Canada) International, Inc., Woodland Publishing, Inc. and Summit Graphics, Inc., Thompson Nutritionals, Inc., The Real Food Company, Inc., Thom’s Natural Foods, M.K. Health Food Distributors, Inc. (dba Nature’s Life), Arizona Health Foods, Inc., Natural Balance, Inc., Montana Naturals, Inc., Cornucopia Community Market, Inc., Pilgrim’s Natureway LLC, Pioneer Nutritional Formulas, Inc., Living Flower Essences, LLC, Life-flo Health Care Products, Inc. and Nutraceutical Labs, Inc. and Vitamin Outlet, Inc. As a result of these acquisitions, internal growth and cost management, we believe that we are well positioned to continue to capitalize on acquisition opportunities that arise in the VMS Industry.

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

Goodwill and Intangible Assets—Statement of Financial Accounting Standards No. 141, Business Combinations,and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), require estimates and judgments in determining the initial recognition and measurement of goodwill and intangible assets, including factors and assumptions used in determining fair values and useful lives. Intangible assets with finite useful lives are amortized, while intangible assets with indefinite useful lives are not amortized. In addition, SFAS 142 requires ongoing, periodic impairment testing, which relies on such factors and assumptions as identified reporting units, as well as expected future net cash flows relative to recorded book values. If an asset impairment were identified, a loss would be recorded, which could have a material impact on the consolidated financial statements.

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

Results of Operations

The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three months ended December 31,
	2005	2006
Net sales	100.0%	100.0%
Cost of sales	47.8%	45.5%
Gross profit	52.2%	54.5%
Selling, general and administrative	36.6%	38.8%
Amortization of intangible assets	0.3%	0.2%
Income from operations	15.3%	15.5%
Interest and other (income)/expense, net	0.0%	0.4%
Income before provision for income taxes	15.3%	15.1%
Provision for income taxes	5.9%	5.7%
Net income	9.4%	9.4%
EBITDA(1)	18.4%	18.6%

(1)          See “—EBITDA.”

Comparison of the Three Months Ended December 31, 2006 to the Three Months Ended December 31, 2005

Net Sales.   Net sales decreased by $0.9 million, or 2.3%, to $35.8 million for the three months ended December 31, 2006 (“first quarter of fiscal 2007”) from $36.7 million for the three months ended December 31, 2005 (“first quarter of fiscal 2006”). Net sales of branded nutritional supplements and other natural products decreased by $0.8 million, or 2.5%, to $31.6 million for the first quarter of fiscal 2007 compared to $32.4 million for the first quarter of fiscal 2006. The decrease in net sales of branded nutritional supplements and other natural products was primarily related to a decrease in sales of certain products to certain customers, partially offset by the net sales contributions of the first quarter acquired businesses. Other net sales remained relatively flat at $4.2 million for the first quarter of fiscal 2007 compared to $4.3 million for the first quarter of fiscal 2006. Management believes that the VMS Industry continues to have low growth rates and remains very competitive.

Gross Profit.   Gross profit increased by $0.4 million, or 2.0%, to $19.5 million for the first quarter of fiscal 2007 from $19.1 million for the first quarter of fiscal 2006. As a percentage of net sales, gross profit increased to 54.5% for the first quarter of fiscal 2007 compared to 52.2% for the first quarter of fiscal 2006. This increase in gross profit was primarily attributable to decreased material costs as a percentage of net sales.

Selling, General and Administrative.   Selling, general and administrative expenses increased by $0.5 million, or 3.5%, to $13.9 million for the first quarter of fiscal 2007 from $13.4 million for the first quarter of fiscal 2006. As a percentage of net sales, selling general and administrative expenses increased to 38.8% for the first quarter of fiscal 2007 compared to 36.6% for the first quarter of fiscal 2006. This increase in selling, general and administrative expenses as a percentage of net sales was primarily due to the decrease in net sales compared to certain general and administrative expenses, which tend to be fixed costs subject to normal inflationary increases, and certain integration costs related to acquisitions.

Amortization of Intangibles.   Amortization of intangibles was approximately $0.1 million for the first quarter of fiscal 2007 and 2006. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

Interest and Other (Income)/Expense, Net.   Net interest and other (income)/expense for the first quarter of fiscal 2006 included other income of $0.1 million for payments received as settlement of litigation to which we were a plaintiff. Exclusive of this litigation settlement, net interest and other (income)/expense was $0.1 million for both the first quarter of fiscal 2007 and 2006 and primarily consisted of interest expense on indebtedness under our revolving credit facility.

Provision for Income Taxes.   Our effective tax rate was 38.0% for the first quarter of fiscal 2007 and 38.5% for the first quarter of fiscal 2006. In each period, our effective tax rate was higher than the federal statutory rate primarily due to state taxes.

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

The following table sets forth a reconciliation of net income to EBITDA for each period included herein:

	Three months ended December 31,
	2005	2006
Net income	$3,453	$3,355
Provision for income taxes	2,162	2,057
Interest and other (income)/expense, net(1)	(11)	144
Depreciation and amortization	1,141	1,101
EBITDA	$6,745	$6,657

(1)          Includes amortization of deferred financing fees and losses associated with fixed asset disposals.

Our EBITDA remained flat at $6.7 million for both the first quarter of fiscal 2007 and 2006. EBITDA as a percentage of net sales increased to 18.6% for the first quarter of fiscal 2007 from 18.4% for the first quarter of fiscal 2006.

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

Liquidity and Capital Resources

We had working capital of $29.4 million as of December 31, 2006 compared to $29.9 million as of September 30, 2006. This decrease in working capital was primarily the result of decreases in accounts receivable, inventories and prepaid expenses and other current assets, partially offset by an increase in cash and decreases in accounts payable and accrued expenses.

Net cash provided by operating activities for the three months ended December 31, 2006 was $7.4 million compared to $2.6 million for the comparable period in fiscal 2006. This increase in net cash provided by operating activities for the three months ended December 31, 2006 was primarily attributable to an increase in cash provided by changes in assets and liabilities, net of effects of acquisitions.

Net cash used in investing activities was $13.6 million for the three months ended December 31, 2006 compared to $3.2 million for the comparable period in fiscal 2006. Our investing activities during these periods consisted of acquisitions of businesses in the first quarter of fiscal 2007 and capital expenditures.

During the three months ended December 31, 2006, we made three acquisitions. On October 31, 2006, we acquired a majority interest in a complementary natural products business. On November 15, 2006, we acquired the Life-flo® brand of health care products, which includes therapeutic creams sold in health and natural food stores, by purchasing substantially all of the operating assets of Life-flo Health Care Products, Inc. and Nutraceutical Labs, Inc. On December 15, 2006, we acquired the Larenim® brand of mineral makeup by purchasing certain assets of Vitamin Outlet, Inc. These acquisitions are in keeping with our business strategy of consolidating the fragmented industry where we compete and give us nutritional brands with products we currently do not sell.

The aggregate purchase price of these acquisitions was approximately $11,390 in cash, which was financed primarily using borrowings under our revolving credit facility. The expected long-term sales and expense synergies of acquired businesses are generally not realized immediately following acquisition as certain transition and integration matters must be completed.

Capital expenditures during these periods related primarily to real estate, distribution and manufacturing equipment, building improvements related to facility consolidation efforts and information systems, including retail technology.

Net cash provided by (used in) financing activities was $7.1 million for the three months ended December 31, 2006 compared to ($1.0) million for the comparable period in fiscal 2006. During these periods, financing activities primarily related to borrowings and repayments under our revolving credit facility, purchases of common stock for treasury and proceeds from the issuance of common stock.

Our current revolving credit facility has available credit borrowings of sixty million with no automatic reductions and provides an accordion feature which can increase the available credit borrowings to ninety million, subject to approval by the lenders and compliance with certain covenants and conditions.

At December 31, 2006, we had outstanding revolving credit borrowings of $9.5 million.   Borrowings under the revolving credit facility are collateralized by substantially all our assets. At our election, borrowings under the revolving credit facility bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At December 31, 2006, the applicable weighted-average interest rate for borrowings was 6.11%. We are also required to pay a variable quarterly fee on the unused balance under the revolving credit facility. At December 31, 2006, the applicable rate was 0.18%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The revolving credit facility matures on September 7, 2011, and we are required to repay all principal outstanding under the revolving credit facility on such date.

The revolving credit facility contains restrictive covenants, including restrictions on incurring other indebtedness and requirements that we maintain certain financial ratios. As of December 31, 2006, we were in compliance with these restrictive covenants. Upon the occurrence of a default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring us to repay all amounts outstanding under the revolving credit facility.

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

Our significant non-cancelable contractual obligations as of December 31, 2006 were as follows:

	Payments Due By Period
	(dollars in thousands)
		Less Than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Revolving credit facility	$9,500	$—	$—	$9,500	$—
Interest on revolving credit facility(a)	3,280	699	1,398	1,183	—
Operating leases	5,190	2,055	1,960	1,085	90
Total	$17,970	$2,754	$3,358	$11,768	$90

(a)           Represents estimated interest obligations associated with our outstanding revolving credit facility balance of $9.5 million at December 31, 2006, assuming no principal payments are made before maturity, a weighted-average interest rate of 6.11% and an underutilization fee rate of 0.18%.

New Accounting Standards

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 in fiscal 2007 did not have a material impact on our consolidated financial statements.

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

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk

At our election, borrowings under our revolving credit facility bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At December 31, 2006, the applicable weighted-average interest rate for borrowings was 6.11% and we had total borrowings outstanding of $9.5 million. To date, we have not obtained interest rate protection with respect to these borrowings.

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

PART II - OTHER INFORMATION

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

Item 1A.                Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any unregistered equity securities nor did we repurchase any shares of our common stock during the period covered by this Form 10-Q for the Quarterly Period Ended December 31, 2006.

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

NUTRACEUTICAL INTERNATIONAL CORPORATION
(Registrant)
Date: January 26, 2007	By:	/s/ Leslie M. Brown, Jr.
Leslie M. Brown, Jr.
Senior Vice President, Finance, Chief
Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)