Form 10-Q
period 2007-03-31
NUTRACEUTICAL INTERNATIONAL CORP
filed 2007-04-26
CIK 1050007

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the Quarterly Period Ended March 31, 2007

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

YES  ☐      NO  ☒

At April 26, 2007, the registrant had 11,020,804 shares of common stock outstanding.

NUTRACEUTICAL INTERNATIONAL CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements

NUTRACEUTICAL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30,	March 31,
	2006(1)	2007
ASSETS
Current assets
Cash	$2,834	$3,239
Accounts receivable, net	10,621	13,856
Inventories, net	27,329	26,656
Prepaid expenses and other current assets	1,882	2,497
Deferred income taxes	1,771	1,781
Total current assets	44,437	48,029
Property, plant and equipment, net	32,669	35,482
Goodwill	18,366	33,231
Intangible assets, net	6,755	9,818
Other non-current assets, net	630	594
Deferred income taxes, net	5,103	4,013
	$107,960	$131,167
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,124	$10,523
Accrued expenses	5,370	5,034
Total current liabilities	14,494	15,557
Long-term debt	2,500	17,000
Other non-current liabilities	184	191
Total liabilities	17,178	32,748
Stockholders’ equity
Common stock	110	110
Additional paid-in capital	32,665	32,769
Retained earnings	57,840	65,354
Accumulated other comprehensive income	167	186
Total stockholders’ equity	90,782	98,419
	$107,960	$131,167

(1)          The condensed consolidated balance sheet as of September 30, 2006 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2006	2007	2006	2007
Net sales	$41,025	$42,104	$77,729	$77,952
Cost of sales	19,272	18,980	36,832	35,304
Gross profit	21,753	23,124	40,897	42,648
Operating expenses
Selling, general and administrative	14,485	16,036	27,931	29,958
Amortization of intangible assets	94	63	188	109
Income from operations	7,174	7,025	12,778	12,581
Interest and other (income)/expense, net	(1,020)	318	(1,031)	462
Income before provision for income taxes	8,194	6,707	13,809	12,119
Provision for income taxes	3,154	2,548	5,316	4,605
Net income	$5,040	$4,159	$8,493	$7,514
Other comprehensive income/(loss)
Foreign currency translation adjustment, net of tax	5	25	(5)	19
Comprehensive income	$5,045	$4,184	$8,488	$7,533
Net income per common share
Basic	$0.44	$0.38	$0.74	$0.68
Diluted	0.43	0.37	0.73	0.67
Weighted average common shares outstanding
Basic	11,407,900	11,018,748	11,439,865	11,017,342
Dilutive effect of stock options	185,703	221,917	175,174	209,118
Diluted	11,593,603	11,240,665	11,615,039	11,226,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six months ended March 31,
	2006	2007
Cash flows from operating activities
Net income	$8,493	$7,514
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,338	2,265
Amortization of deferred financing fees	91	28
Losses/(gain) on disposals of property and equipment	(1,100)	4
Deferred income taxes	597	612
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net	(2,499)	(2,818)
Inventories, net	(3,588)	2,283
Prepaid expenses and other current assets	365	(580)
Other non-current assets, net	6	(3)
Accounts payable	806	1,254
Accrued expenses	(418)	(417)
Other non-current liabilities	—	(49)
Net cash provided by operating activities	5,091	10,093
Cash flows from investing activities
Acquisitions of businesses	(95)	(20,064)
Proceeds from sale of property and equipment	4,500	—
Purchases of property and equipment	(9,896)	(4,221)
Net cash used in investing activities	(5,491)	(24,285)
Cash flows from financing activities
Payments on other non-current liabilities	(225)	—
Proceeds from long-term debt	6,000	20,500
Payments on long-term debt	(5,000)	(6,000)
Proceeds from issuances of common stock	140	86
Purchases of common stock for treasury	(1,969)	—
Tax benefit from stock option exercises	10	18
Net cash provided by (used in) financing activities	(1,044)	14,604
Effect of exchange rate changes on cash	(2)	(7)
Net increase (decrease) in cash	(1,446)	405
Cash at beginning of period	3,371	2,834
Cash at end of period	$1,925	$3,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

1.                 INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) to present fairly the consolidated financial position of Nutraceutical International Corporation and its subsidiaries (the “Company”) as of March 31, 2007, the results of their operations for the three months and six months ended March 31, 2006 and 2007 and their cash flows for the six months ended March 31, 2006 and 2007, in conformity with accounting principles generally accepted in the United States of America for interim financial information applied on a consistent basis. Results for the three and six months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.

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

2.                 ACCOUNTS RECEIVABLE, NET

Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	September 30,	March 31,
	2006	2007
Accounts receivable	$12,610	$15,904
Less allowances	(1,989)	(2,048)
	$10,621	$13,856

3.                 INVENTORIES, NET

Inventories, net of reserves for slow moving, obsolete and/or damaged inventory, were comprised of the following:

	September 30,	March 31,
	2006	2007
Raw materials	$11,712	$10,997
Work-in-process	6,415	6,163
Finished goods	11,104	11,396
	29,231	28,556
Less reserves	(1,902)	(1,900)
	$27,329	$26,656

4.                 ACQUISITION

On January 10, 2007, the Company acquired the Zand®, Natra-Bio®, bioAllers®,  Herbs for Kids™ and Complimed® brands by purchasing selected operating assets of Botanical Laboratories, Inc.

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(dollars in thousands, except per share data)

The aggregate purchase price of this acquisition was approximately $8,674 in cash. The Consolidated Statements of Operations and Consolidated Statements of Cash Flows presented herein include the activities of this acquired business from the date of acquisition. The expected long-term sales and expense synergies of acquired businesses are generally not realized immediately following acquisition as certain transition and integration matters must be completed.

This acquisition is in keeping with the Company’s business strategy of consolidating the fragmented industry in which it competes. The acquisition was accounted for using the purchase method of accounting. Accordingly, the aggregate purchase price was assigned to the assets acquired and liabilities assumed based on their fair market values at the date of acquisition. The excess of aggregate purchase price over the fair market values of the assets acquired and liabilities assumed was classified as goodwill. The following reflects the allocation of the aggregate purchase price for this acquisition to the aggregate assets acquired and liabilities assumed:

Current assets	$507
Goodwill	7,191
Intangible assets	976
$8,674

The acquired intangible assets of $976, which include trademarks and tradenames that have indefinite lives and are not subject to amortization, and goodwill of $7,191, which is not subject to amortization for financial statement purposes, are expected to be deductible for tax purposes over fifteen years.

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

6.                 GOODWILL

The change in the carrying amount of goodwill from September 30, 2006 to March 31, 2007 was as follows:

Goodwill
Balance as of September 30, 2006	$18,366
Goodwill attributable to fiscal 2007 acquisitions	14,865
Balance as of March 31, 2007	$33,231

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(dollars in thousands, except per share data)

7.                 INTANGIBLE ASSETS

The carrying amounts of intangible assets at September 30, 2006 and March 31, 2007 were as follows:

	September 30, 2006			March 31, 2007			Weighted
	Gross		Net	Gross		Net	Average
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Amount	Amortization	Amount	Period (Years)
Intangible assets subject to amortization:
Trademarks/trade names/patents	$361	$(284)	$77	$425	$(305)	$120	5
Customer relationships	—	—	—	457	(24)	433	8
Developed software and technology	—	—	—	772	(64)	708	5
	361	(284)	77	1,654	(393)	1,261
Intangible assets not subject to amortization:
Trademarks/trade names/licenses	6,678	—	6,678	8,557	—	8,557
	$7,039	$(284)	$6,755	$10,211	$(393)	$9,818

Estimated future amortization expense related to the March 31, 2007 net carrying amount of $1,261 for intangible assets subject to amortization is as follows:

Estimated
Amortization
Year Ending September 30,	Expense
2007(1)	$125
2008	244
2009	241
2010	234
2011	227
Thereafter	190
$1,261

(1)                Estimated amortization expense for the year ending September 30, 2007 includes only amortization to be recorded after March 31, 2007.

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

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(dollars in thousands, except per share data)

Net sales attributed to customers in the United States and foreign countries for the three and six months ended March 31, 2006 and 2007 were as follows:

	Three months ended March 31,		Six months ended March 31,
	2006	2007	2006	2007
United States	$37,237	$37,800	$70,430	$70,093
Foreign countries	3,788	4,304	7,299	7,859
	$41,025	$42,104	$77,729	$77,952

Certain net sales attributed to customers in the United States are sold to customers who in turn may sell such products to customers in foreign countries while certain net sales attributed to customers in foreign countries are sold to customers who in turn may sell such products to customers in the United States.

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

We sell branded nutritional supplements and other natural products under the trademarks Solaray® , KAL®, Nature’s Life®, Natural Balance®, NaturalMax®, VegLife®, Premier One®, Pioneer®, CompliMed®, Sunny Green®, Zand®, Natra-Bio®, bioAllers®, Herbs for Kids™, Natural Sport®, Supplement Training Systems™, FunFresh Foods™, ActiPet®, Action Labs®, Thompson®, Montana Big Sky™, Body Gold®, Healthway®,  Living Flower Essences®, Life-flo®, Larenim®, AllVia™, Sayge BioSciences™, Monarch Nutritional Laboratories™ and Great Basin Botanicals™. Under the name Woodland Publishing™, we publish, print and market a line of books and booklets to, among others, book distributors, national retail bookstores and health and natural food stores. We also distribute branded products of certain third parties.

We own neighborhood natural food markets, which operate under the trade names The Real Food Company ™, Thom’s Natural Foods™ and Cornucopia Community Market™. We also own health food stores, which operate under the trade names Arizona Health Foods™, Fresh Vitamins™, Granola’s™ and Pilgrim’s Natureway™.

We were formed in 1993 by senior management and Bain Capital, Inc. to effect a consolidation strategy in the fragmented vitamin, mineral, herbal and other nutritional supplements industry (the “VMS Industry”). Since our formation, we have completed the following acquisitions: Solaray, Inc.; Premier One Products, Inc.; Makers of KAL, Inc. and Makers of KAL, B.V.; Monarch Nutritional Laboratories, Inc.; Action Labs, Inc.; NutraForce (Canada) International, Inc.; Woodland Publishing, Inc. and Summit Graphics, Inc.; Thompson Nutritionals, Inc.; The Real Food Company, Inc.; Thom’s Natural Foods; M.K. Health Food Distributors, Inc. (dba Nature’s Life); Arizona Health Foods, Inc.; Natural Balance, Inc.; Montana Naturals, Inc.; Cornucopia Community Market, Inc.; Pilgrim’s Natureway LLC; Pioneer Nutritional Formulas, Inc.; Living Flower Essences LLC; Life-flo Health Care Products, Inc. and Nutraceutical Labs, Inc.; Vitamin Outlet, Inc. (dba Larenim) and Botanical Laboratories, Inc. As a result of these acquisitions, internal growth and cost management, we believe that we are well positioned to continue to capitalize on acquisition opportunities that arise in the VMS Industry.

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

Results of Operations

The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three months ended March 31,		Six months ended March 31,
	2006	2007	2006	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	47.0%	45.1%	47.4%	45.3%
Gross profit	53.0%	54.9%	52.6%	54.7%
Selling, general and administrative	35.3%	38.1%	35.9%	38.4%
Amortization of intangible assets	0.2%	0.1%	0.3%	0.2%
Income from operations	17.5%	16.7%	16.4%	16.1%
Interest and other (income)/expense, net	(2.5)%	0.8%	(1.3)%	0.6%
Income before provision for income taxes	20.0%	15.9%	17.7%	15.5%
Provision for income taxes	7.7%	6.0%	6.8%	5.9%
Net income	12.3%	9.9%	10.9%	9.6%
EBITDA(1)	20.4%	19.4%	19.4%	19.0%

(1)          See “—EBITDA.”

Comparison of the Three Months Ended March 31, 2007 to the Three Months Ended March 31, 2006

Net Sales.   Net sales increased by $1.1 million, or 2.6%, to $42.1 million for the three months ended March 31, 2007 (“second quarter of fiscal 2007”) from $41.0 million for the three months ended March 31, 2006 (“second quarter of fiscal 2006”). Net sales of branded nutritional supplements and other natural products increased by $1.2 million, or 3.1%, to $37.8 million for the second quarter of fiscal 2007 compared to $36.6 million for the second quarter of fiscal 2006. The increase in net sales of branded nutritional supplements and other natural products was primarily related to the net sales contributions of the fiscal 2007 acquired businesses, partially offset by a decrease in sales of some SKUs of branded products to certain customers. Other net sales remained relatively flat at $4.3 million for the second quarter of fiscal 2007 compared to $4.4 million for the second quarter of fiscal 2006. Management believes that the VMS Industry continues to have low growth rates and remains very competitive.

Gross Profit.   Gross profit increased by $1.3 million, or 6.3%, to $23.1 million for the second quarter of fiscal 2007 from $21.8 million for the second quarter of fiscal 2006. This increase in gross profit was primarily attributable to the increase in net sales. As a percentage of net sales, gross profit increased to 54.9% for the second quarter of fiscal 2007 compared to 53.0% for the second quarter of fiscal 2006. This increase in gross profit was primarily attributable to decreased material costs as a percentage of net sales, including some changes in sales mix related to the fiscal 2007 acquisitions.

Selling, General and Administrative.   Selling, general and administrative expenses increased by $1.5 million, or 10.7%, to $16.0 million for the second quarter of fiscal 2007 from $14.5 million for the second quarter of fiscal 2006. As a percentage of net sales, selling general and administrative expenses increased to 38.1% for the second quarter of fiscal 2007 compared to 35.3% for the second quarter of fiscal 2006. This increase in selling, general and administrative expenses was primarily attributable to operating costs related to the fiscal 2007 acquired businesses, as well as costs that tend to be fixed in the short term for sales of certain products to certain customers, which sales were below management’s expectations.

Amortization of Intangibles.   Amortization of intangibles was approximately $0.1 million for the second quarter of fiscal 2007 and 2006. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

Interest and Other (Income)/Expense, Net.   Net interest and other (income)/expense for the second quarter of fiscal 2006 included other income of $1.1 million ($0.7 million after tax, or $0.06 per diluted share) related to the gain on the sale of our 31,340 square foot building located in Park City, Utah. Exclusive of this gain, net interest and other (income)/expense was $0.3 million for the second quarter of fiscal 2007 and $0.1 million for the second quarter of fiscal 2006 and primarily consisted of interest expense on indebtedness under our revolving credit facility.

Provision for Income Taxes.   Our effective tax rate was 38.0% for the second quarter of fiscal 2007 and 38.5% for the second quarter of fiscal 2006. In each period, our effective tax rate was higher than the federal statutory rate primarily due to state taxes.

Comparison of the Six Months Ended March 31, 2007 to the Six Months Ended March 31, 2006

Net Sales.   Net sales increased by $0.3 million, or 0.3%, to $78.0 million for the six months ended March 31, 2007 from $77.7 million for the six months ended March 31, 2006. Net sales of branded nutritional supplements and other natural products increased by $0.4 million, or 0.5%, to $69.4 million for the six months ended March 31, 2007 compared to $69.0 million for the six months ended March 31, 2006. The increase in net sales of branded nutritional supplements and other natural products was primarily related to the net sales contributions of the fiscal 2007 acquired businesses, partially offset by a decrease in sales of some SKUs of branded products to certain customers. Other net sales remained relatively flat at $8.6 million for the six months ended March 31, 2007 compared to $8.7 million for the six months ended March 31, 2006. Management believes that the VMS Industry continues to have low growth rates and remains very competitive.

Gross Profit.   Gross profit increased by $1.7 million, or 4.3%, to $42.6 million for the six months ended March 31, 2007 from $40.9 million for the six months ended March 31, 2006. As a percentage of net sales, gross profit increased to 54.7% for the six months ended March 31, 2007 compared to 52.6% for the six months ended March 31, 2006. This increase in gross profit was primarily attributable to decreased material costs as a percentage of net sales, including some changes in sales mix related to the fiscal 2007 acquisitions, as well as the increase in net sales.

Selling, General and Administrative.   Selling, general and administrative expenses increased by $2.1 million, or 7.3%, to $30.0 million for the six months ended March 31, 2007 from $27.9 million for the six months ended March 31, 2006. As a percentage of net sales, selling general and administrative expenses increased to 38.4% for the six months ended March 31, 2007 compared to 35.9% for the six months ended March 31, 2006. This increase in selling, general and administrative expenses was primarily attributable to operating costs related to the fiscal 2007 acquired businesses, as well as costs that tend to be fixed in the short term for sales of certain products to certain customers, which sales were below management’s expectations.

Amortization of Intangibles.   Amortization of intangibles was $0.1 million for the six months ended March 31, 2007 compared to $0.2 million for the six months ended March 31, 2006. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

Interest and Other (Income)/Expense, Net.   Net interest and other (income)/expense for the six months ended March 31, 2006 included other income of $1.1 million ($0.7 million after tax, or $0.06 per diluted share) related to the gain on the sale of our 31,340 square foot building located in Park City, Utah as well as $0.1 million for payments received as settlement of litigation to which we were a plaintiff. Exclusive of these items, net interest and other (income)/expense was $0.5 million for the six months ended March 31, 2007 and $0.2 million for the six months ended March 31, 2006 and primarily consisted of interest expense on indebtedness under our revolving credit facility.

Provision for Income Taxes.   Our effective tax rate was 38.0% for the six months ended March 31, 2007 and 38.5% for the six months ended March 31, 2006. In each period, our effective tax rate was higher than the federal statutory rate primarily due to state taxes.

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

The following table sets forth a reconciliation of net income to EBITDA for each period included herein:

	Three months ended March 31,		Six months ended March 31,
	2006	2007	2006	2007
Net income	$5,040	$4,159	$8,493	$7,514
Provision for income taxes	3,154	2,548	5,316	4,605
Interest and other (income)/expense, net(1)	(1,020)	318	(1,031)	462
Depreciation and amortization	1,197	1,164	2,338	2,265
EBITDA	$8,371	$8,189	$15,116	$14,846

(1)          Includes amortization of deferred financing fees and losses associated with fixed asset disposals. The three and six months ended March 31, 2006 also include a gain of $1,105 on the sale of a building, which gain is excluded in determining EBITDA.

Our EBITDA decreased to $8.2 million for the second quarter of fiscal 2007 from $8.4 million for the second quarter of fiscal 2006. EBITDA as a percentage of net sales decreased to 19.4% for the second quarter of fiscal 2007 from 20.4% for the second quarter of fiscal 2006.

Our EBITDA decreased to $14.8 million for the six months ended March 31, 2007 from $15.1 million for the six months ended March 31, 2006. EBITDA as a percentage of net sales decreased to 19.0% for the six months ended March 31, 2007 from 19.4% for the six months ended March 31, 2006.

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

Liquidity and Capital Resources

We had working capital of $32.5 million as of March 31, 2007 compared to $29.9 million as of September 30, 2006. This increase in working capital was primarily the result of increases in cash, accounts receivable and prepaid expenses and other current assets and a decrease in accrued expenses, partially offset by a decrease in inventories and an increase in accounts payable.

Net cash provided by operating activities for the six months ended March 31, 2007 was $10.1 million compared to $5.1 million for the comparable period in fiscal 2006. This increase in net cash provided by operating activities for the six months ended March 31, 2007 was primarily attributable to an increase in cash provided by changes in assets and liabilities, net of effects of acquisitions.

Net cash used in investing activities was $24.3 million for the six months ended March 31, 2007 compared to $5.5 million for the comparable period in fiscal 2006. Our investing activities during these periods consisted of acquisitions of businesses, capital expenditures and, for the six months ended March 31, 2006, proceeds of $4.5 million related to the sale of our building.

During the six months ended March 31, 2007, we made four acquisitions. On October 31, 2006, we acquired a majority interest in a complementary natural products business. On November 15, 2006, we acquired the Life-flo® brand of health care products, which includes therapeutic creams sold in health and natural food stores, by purchasing substantially all of the operating assets of Life-flo Health Care Products, Inc. and Nutraceutical Labs, Inc. On December 15, 2006, we acquired the Larenim® brand of mineral makeup by purchasing certain assets of Vitamin Outlet, Inc. On January 10, 2007, we acquired the Zand®, Natra-Bio®, bioAllers®,  Herbs for Kids™ and Complimed® brands by purchasing certain operating assets of Botanical Laboratories, Inc. These acquisitions are in keeping with our business strategy of consolidating the fragmented industry where we compete and give us nutritional brands with products we currently do not sell.

The aggregate purchase price of these acquisitions was approximately $20.1 million in cash, which was financed primarily using borrowings under our revolving credit facility. The expected long-term sales and expense synergies of acquired businesses are generally not realized immediately following acquisition as certain transition and integration matters must be completed.

Capital expenditures during these periods related primarily to real estate, distribution and manufacturing equipment, building improvements related to facility consolidation efforts and information systems.

Net cash provided by (used in) financing activities was $14.6 million for the six months ended March 31, 2007 compared to ($1.0) million for the comparable period in fiscal 2006. During these periods, financing activities primarily related to borrowings and repayments under our revolving credit facility, purchases of common stock for treasury and proceeds from the issuance of common stock.

Our current revolving credit facility has available credit borrowings of $60.0 million with no automatic reductions and provides an accordion feature which can increase the available credit borrowings to $90.0 million, subject to approval by the lenders and compliance with certain covenants and conditions.

At March 31, 2007, we had outstanding revolving credit borrowings of $17.0 million.   Borrowings under the revolving credit facility are collateralized by substantially all our assets. At our election, borrowings under the revolving credit facility bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At March 31, 2007, the applicable weighted-average interest rate for borrowings was 6.10%. We are also required to pay a variable quarterly fee on the unused balance under the revolving credit facility. At March 31, 2007, the applicable rate was 0.18%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The revolving credit facility matures on September 7, 2011, and we are required to repay all principal outstanding under the revolving credit facility on such date.

The revolving credit facility contains restrictive covenants, including limitations on incurring certain other indebtedness and requirements that we maintain certain financial ratios. As of March 31, 2007, we were in compliance with these restrictive covenants. Upon the occurrence of a default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring us to repay all amounts outstanding under the revolving credit facility.

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

Our significant non-cancelable contractual obligations as of March 31, 2007 were as follows:

	Payments Due By Period
	(dollars in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Revolving credit facility	$17,000	$—	$—	$17,000	$—
Interest on revolving credit facility(a)	5,076	1,142	2,285	1,649	—
Operating leases	5,015	2,161	1,801	967	86
Total	$27,091	$3,303	$4,086	$19,616	$86

(a)           Represents estimated interest obligations associated with our outstanding revolving credit facility balance of $17.0 million at March 31, 2007, assuming no principal payments are made before maturity, a weighted-average interest rate of 6.10% and an underutilization fee rate of 0.18%.

New Accounting Standards

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

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

At our election, borrowings under our revolving credit facility bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At March 31, 2007, the applicable weighted-average interest rate for borrowings was 6.10% and we had total borrowings outstanding of $17.0 million. To date, we have not obtained interest rate protection with respect to these borrowings.

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

In our opinion, the outcomes of individual regulatory and legal matters in which we are presently involved are not probable and no estimate can be made of the range of potential gains or losses. While incapable of estimation, in the opinion of management, the individual regulatory and legal matters in which we are involved are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A.                Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any unregistered equity securities nor did we repurchase any shares of our common stock during the period covered by this Form 10-Q for the Quarterly Period Ended March 31, 2007.

Item 4.                        Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on January 26, 2007, at which meeting the stockholders voted to elect two individuals to serve as Class III Directors of the Company and to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for the fiscal year ending September 30, 2007.

The nominees for election as Class III Directors of the Company are listed below. The results were as follows:

Nominee	For	Against/ Withheld	Abstain
Frank W. Gay II	10,287,512	59,469	671,323
Gregory M. Benson	10,251,237	95,744	671,323

The names of other Directors of the Company whose term of office continued after the meeting are as follows:

Micheal D. Burke
J. Kimo Esplin
Jeffrey A. Hinrichs
James D. Stice

Other matters voted upon at the meeting and the results of those votes were as follows:

	For	Against/ Withheld	Abstain
Ratification of PricewaterhouseCoopers LLP as the Company’s independent auditors	10,256,176	82,965	679,163

Item 6.         Exhibits

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEUTICAL INTERNATIONAL CORPORATION (Registrant)
Date: April 26, 2007	By:	/s/ Leslie M. Brown, Jr.
Leslie M. Brown, Jr.
Senior Vice President, Finance, Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)