Form 10-Q
period 2007-06-30
NUTRACEUTICAL INTERNATIONAL CORP
filed 2007-07-26
CIK 1050007

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the Quarterly Period Ended June 30, 2007

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

YES  ☐  NO  ☒

At July 26, 2007, the registrant had 11,136,702 shares of common stock outstanding.

NUTRACEUTICAL INTERNATIONAL CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements

NUTRACEUTICAL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 30,	June 30,
	2006(1)	2007
ASSETS
Current assets
Cash	$2,834	$5,524
Accounts receivable, net	10,621	12,100
Inventories, net	27,329	29,459
Prepaid expenses and other current assets	1,882	3,606
Deferred income taxes	1,771	1,724
Total current assets	44,437	52,413
Property, plant and equipment, net	32,669	36,918
Goodwill	18,366	38,626
Intangible assets, net	6,755	13,114
Other non-current assets, net	630	577
Deferred income taxes, net	5,103	3,713
	$107,960	$145,361
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,124	$10,674
Accrued expenses	5,370	6,199
Total current liabilities	14,494	16,873
Long-term debt	2,500	25,500
Other non-current liabilities	184	193
Total liabilities	17,178	42,566
Stockholders’ equity
Common stock	110	111
Additional paid-in capital	32,665	34,135
Retained earnings	57,840	68,207
Accumulated other comprehensive income	167	342
Total stockholders’ equity	90,782	102,795
	$107,960	$145,361

(1)          The condensed consolidated balance sheet as of September 30, 2006 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2006	2007	2006	2007
Net sales	$36,985	$38,694	$114,714	$116,646
Cost of sales	17,414	17,889	54,246	53,193
Gross profit	19,571	20,805	60,468	63,453
Operating expenses
Selling, general and administrative	13,876	15,730	41,807	45,688
Amortization of intangible assets	92	121	280	230
Income from operations	5,603	4,954	18,381	17,535
Interest and other (income)/expense, net	138	352	(893)	814
Income before provision for income taxes	5,465	4,602	19,274	16,721
Provision for income taxes	2,104	1,749	7,420	6,354
Net income	$3,361	$2,853	$11,854	$10,367
Other comprehensive income
Foreign currency translation adjustment, net of tax	40	156	35	175
Comprehensive income	$3,401	$3,009	$11,889	$10,542
Net income per common share
Basic	$0.30	$0.26	$1.04	$0.94
Diluted	0.29	0.25	1.02	0.92
Weighted average common shares outstanding
Basic	11,272,259	11,047,027	11,383,996	11,027,237
Dilutive effect of stock options	205,561	204,378	185,303	207,538
Diluted	11,477,820	11,251,405	11,569,299	11,234,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine months ended June 30,
	2006	2007
Cash flows from operating activities
Net income	$11,854	$10,367
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,476	3,501
Amortization of deferred financing fees	137	42
Losses/(gain) on disposals of property and equipment	(1,099)	4
Deferred income taxes	922	999
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net	(164)	399
Inventories, net	(5,235)	1,315
Prepaid expenses and other current assets	459	(1,619)
Other non-current assets, net	(3)	(74)
Accounts payable	(518)	65
Accrued expenses	(803)	678
Other non-current liabilities	(5)	(47)
Net cash provided by operating activities	9,021	15,630
Cash flows from investing activities
Acquisitions of businesses	(95)	(30,715)
Proceeds from sale of property and equipment	4,500	—
Purchases of property and equipment	(12,675)	(6,743)
Net cash used in investing activities	(8,270)	(37,458)
Cash flows from financing activities
Payments on other non-current liabilities	(225)	—
Proceeds from long-term debt	11,500	31,500
Payments on long-term debt	(10,000)	(8,500)
Proceeds from issuances of common stock	142	1,151
Purchases of common stock for treasury	(3,414)	—
Tax benefit from stock option exercises	12	320
Net cash provided by (used in) financing activities	(1,985)	24,471
Effect of exchange rate changes on cash	13	47
Net increase (decrease) in cash	(1,221)	2,690
Cash at beginning of period	3,371	2,834
Cash at end of period	$2,150	$5,524

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

1.                 INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) to present fairly the consolidated financial position of Nutraceutical International Corporation and its subsidiaries (the “Company”) as of June 30, 2007, the results of their operations for the three months and nine months ended June 30, 2006 and 2007 and their cash flows for the nine months ended June 30, 2006 and 2007, in conformity with accounting principles generally accepted in the United States of America for interim financial information applied on a consistent basis. Results for the three and nine months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.

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

2.                 ACCOUNTS RECEIVABLE, NET

Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	September 30,	June 30,
	2006	2007
Accounts receivable	$12,610	$14,308
Less allowances	(1,989)	(2,208)
	$10,621	$12,100

3.                 INVENTORIES, NET

Inventories, net of reserves for slow moving, obsolete and/or damaged inventory, were comprised of the following:

	September 30,	June 30,
	2006	2007
Raw materials	$11,712	$10,769
Work-in-process	6,415	6,242
Finished goods	11,104	14,431
	29,231	31,442
Less reserves	(1,902)	(1,983)
	$27,329	$29,459

4.                 ACQUISITIONS

During the three months ended June 30, 2007, the Company made two acquisitions. On May 4, 2007, the Company acquired substantially all of the operating assets of TERAPI-consult.as, a leading wholesale distributor of the Company’s Solaray® brand as well as other branded nutritional supplements and natural products in Norway. On June 29, 2007, the Company acquired the NaturalCare® brand of homeopathic and dietary supplement products by purchasing substantially all of the operating assets of NaturalCare Products, Inc.

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(dollars in thousands, except per share data)

The aggregate purchase price of these acquisitions was approximately $10,651 in cash. The Consolidated Statements of Operations and Consolidated Statements of Cash Flows presented herein include the activities of these acquired businesses from their respective dates of acquisition. The expected long-term sales and expense synergies of acquired businesses are generally not realized immediately following acquisition as certain transition and integration matters must be completed.

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

Current assets	$3,396
Property, plant and equipment	29
Goodwill	5,358
Intangible assets	3,380
Current liabilities	(1,512)
$10,651

The acquired intangible assets include trademarks and tradenames totaling $1,100, which have indefinite lives and are not subject to amortization, as well as intangible assets totaling $2,280 related to customer relationships, which are being amortized over a period of 6 years for financial statement purposes. The acquired intangible assets of $3,380, as well as goodwill of $5,358, which is not subject to amortization for financial statement purposes, are expected to be deductible for tax purposes over fifteen years.

5.                 PROPERTY, PLANT AND EQUIPMENT

On January 20, 2006, the Company sold its 31,340 square foot building located in Park City, Utah for approximately $4,500 in cash. At the time of sale, the building had a book value of $3,395. A gain of $1,105 ($680 after tax, or $0.06 per diluted share) was included in interest and other (income)/expense for the nine months ended June 30, 2006.

6.                 GOODWILL

The change in the carrying amount of goodwill from September 30, 2006 to June 30, 2007 was as follows:

Goodwill
Balance as of September 30, 2006	$18,366
Goodwill attributable to fiscal 2007 acquisitions	20,223
Foreign currency translation adjustment	37
Balance as of June 30, 2007	$38,626

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(dollars in thousands, except per share data)

7.                 INTANGIBLE ASSETS

The carrying amounts of intangible assets at September 30, 2006 and June 30, 2007 were as follows:

	September 30, 2006			June 30, 2007			Weighted-
	Gross		Net	Gross		Net	Average
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying	Amortization
	Amount	Amortization	Amount	Amount(1)	Amortization(1)	Amount	Period (Years)
Intangible assets subject to amortization:
Trademarks/trade names/patents	$361	$(284)	$77	$430	$(315)	$115	5
Customer relationships	—	—	—	2,761	(96)	2,665	6
Developed software and technology	—	—	—	772	(103)	669	5
	361	(284)	77	3,963	(514)	3,449
Intangible assets not subject to amortization:
Trademarks/trade names/licenses	6,678	—	6,678	9,665	—	9,665
	$7,039	$(284)	$6,755	$13,628	$(514)	$13,114

(1)          Amounts include the impact of foreign currency translation adjustments.

Estimated future amortization expense related to the June 30, 2007 net carrying amount of $3,449 for intangible assets subject to amortization is as follows:

Estimated
Amortization
Year Ending September 30,	Expense
2007(1)	$157
2008	625
2009	622
2010	615
2011	608
Thereafter	822
$3,449

(1)          Estimated amortization expense for the year ending September 30, 2007 includes only amortization to be recorded after June 30, 2007.

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(dollars in thousands, except per share data)

8.                 STOCK OPTIONS

The following table summarizes stock option activity during the nine months ended June 30, 2007:

	Number of Options	Weighted-Average Exercise Price
Options outstanding and exercisable at September 30, 2006	875,511	$9.94
Exercised	(123,398)	9.20
Forefeited or expired	(300)	17.50
Options outstanding and exercisable at June 30, 2007	751,813	$10.06

During the nine months ended June 30, 2007, the Company received proceeds of $1,151 related to the exercise of stock options and optionees realized an aggregate pre-tax gain of $843 from these stock option exercises.

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

Net sales attributed to customers in the United States and foreign countries for the three and nine months ended June 30, 2006 and 2007 were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2006	2007	2006	2007
United States	$32,698	$34,142	$103,041	$104,246
Foreign countries	4,287	4,552	11,673	12,400
	$36,985	$38,694	$114,714	$116,646

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

We sell branded nutritional supplements and other natural products under the trademarks Solaray®, KAL®, Nature’s Life®, Natural Balance®, NaturalMax®, VegLife®, Premier One®, Pioneer®, CompliMed®, Sunny Green®, Zand®, Natra-Bio®, bioAllers®, Herbs for Kids™, NaturalCare®, Natural Sport®, Supplement Training Systems™, FunFresh Foods™, ActiPet®, Action Labs®, Thompson®, Montana Big Sky™, Body Gold®, Healthway®, Living Flower Essences®, Life-flo®, Larenim®, AllVia™, Sayge BioSciences™, Monarch Nutritional Laboratories™ and Great Basin Botanicals™. Under the name Woodland Publishing™, we publish, print and market a line of books and booklets to, among others, book distributors, national retail bookstores and health and natural food stores. We also distribute branded products of certain third parties.

We own neighborhood natural food markets, which operate under the trade names The Real Food Company ™, Thom’s Natural Foods™ and Cornucopia Community Market™. We also own health food stores, which operate under the trade names Arizona Health Foods™, Fresh Vitamins™, Granola’s™ and Pilgrim’s Natureway™.

We were formed in 1993 by senior management and Bain Capital, Inc. to effect a consolidation strategy in the fragmented vitamin, mineral, herbal and other nutritional supplements industry (the “VMS Industry”). Since our formation, we have completed the following acquisitions of assets or stock: Solaray, Inc.; Premier One Products, Inc.; Makers of KAL, Inc. and Makers of KAL, B.V.; Monarch Nutritional Laboratories, Inc.; Action Labs, Inc.; NutraForce (Canada) International, Inc.; Woodland Publishing, Inc. and Summit Graphics, Inc.; Thompson Nutritionals, Inc.; The Real Food Company, Inc.; Thom’s Natural Foods; M.K. Health Food Distributors, Inc. (dba Nature’s Life); Arizona Health Foods, Inc.; Natural Balance, Inc.; Montana Naturals, Inc.; Cornucopia Community Market, Inc.; Pilgrim’s Natureway LLC; Pioneer Nutritional Formulas, Inc.; Living Flower Essences LLC; Life-flo Health Care Products, Inc. and Nutraceutical Labs, Inc.; Vitamin Outlet, Inc. (dba Larenim); Botanical Laboratories, Inc.; TERAPI-consult.as and NaturalCare Products, Inc. As a result of these acquisitions, internal growth and cost management, we believe that we are well positioned to continue to capitalize on acquisition opportunities that arise in the VMS Industry.

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

Results of Operations

The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three months ended June 30,		Nine months ended June 30,
	2006	2007	2006	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	47.1%	46.2%	47.3%	45.6%
Gross profit	52.9%	53.8%	52.7%	54.4%
Selling, general and administrative	37.5%	40.7%	36.5%	39.2%
Amortization of intangible assets	0.2%	0.3%	0.2%	0.2%
Income from operations	15.2%	12.8%	16.0%	15.0%
Interest and other (income)/expense, net	0.4%	0.9%	(0.8)%	0.7%
Income before provision for income taxes	14.8%	11.9%	16.8%	14.3%
Provision for income taxes	5.7%	4.5%	6.5%	5.4%
Net income	9.1%	7.4%	10.3%	8.9%
EBITDA(1)	18.2%	16.0%	19.1%	18.0%

(1)          See “—EBITDA.”

Comparison of the Three Months Ended June 30, 2007 to the Three Months Ended June 30, 2006

Net Sales.   Net sales increased by $1.7 million, or 4.6%, to $38.7 million for the three months ended June 30, 2007 (“third quarter of fiscal 2007”) from $37.0 million for the three months ended June 30, 2006 (“third quarter of fiscal 2006”). Net sales of branded nutritional supplements and other natural products increased by $1.8 million, or 5.6%, to $34.4 million for the third quarter of fiscal 2007 compared to $32.6 million for the third quarter of fiscal 2006. The increase in net sales of branded nutritional supplements and other natural products was primarily related to the net sales contributions of the fiscal 2007 acquired businesses, partially offset by a decrease in sales of some SKUs of branded products to certain customers. Other net sales remained relatively flat at $4.3 million for the third quarter of fiscal 2007 compared to $4.4 million for the third quarter of fiscal 2006. Management believes that the VMS Industry continues to have low growth rates and remains very competitive.

Gross Profit.   Gross profit increased by $1.2 million, or 6.3%, to $20.8 million for the third quarter of fiscal 2007 from $19.6 million for the third quarter of fiscal 2006. This increase in gross profit was primarily attributable to the increase in net sales. As a percentage of net sales, gross profit increased to 53.8% for the third quarter of fiscal 2007 compared to 52.9% for the third quarter of fiscal 2006. This increase in gross profit was primarily attributable to decreased material costs as a percentage of net sales, including some changes in sales mix related to the fiscal 2007 acquisitions.

Selling, General and Administrative.   Selling, general and administrative expenses increased by $1.8 million, or 13.4%, to $15.7 million for the third quarter of fiscal 2007 from $13.9 million for the third quarter of fiscal 2006. As a percentage of net sales, selling general and administrative expenses increased to 40.7% for the third quarter of fiscal 2007 compared to 37.5% for the third quarter of fiscal 2006. This increase in selling, general and administrative expenses was primarily attributable to acquisition, operational and transition costs related to the fiscal 2007 acquired businesses, as well as costs that tend to be fixed in the short term, including those that relate to sales of certain products to certain customers, which sales were below management’s expectations.

Amortization of Intangibles.   Amortization of intangibles was approximately $0.1 million for the third quarter of fiscal 2007 and 2006. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

Interest and Other (Income)/Expense, Net.   Net interest and other (income)/expense was $0.4 million for the third quarter of fiscal 2007 and $0.1 million for the third quarter of fiscal 2006 and primarily consisted of interest expense on indebtedness under our revolving credit facility, with the increase being primarily related to borrowings for the fiscal 2007 acquired businesses.

Provision for Income Taxes.   Our effective tax rate was 38.0% for the third quarter of fiscal 2007 and 38.5% for the third quarter of fiscal 2006. In each period, our effective tax rate was higher than the federal statutory rate primarily due to state taxes.

Comparison of the Nine Months Ended June 30, 2007 to the Nine Months Ended June 30, 2006

Net Sales.   Net sales increased by $1.9 million, or 1.7%, to $116.6 million for the nine months ended June 30, 2007 from $114.7 million for the nine months ended June 30, 2006. Net sales of branded nutritional supplements and other natural products increased by $2.1 million, or 2.1%, to $103.7 million for the nine months ended June 30, 2007 compared to $101.6 million for the nine months ended June 30, 2006. The increase in net sales of branded nutritional supplements and other natural products was primarily related to the net sales contributions of the fiscal 2007 acquired businesses, partially offset by a decrease in sales of some SKUs of branded products to certain customers. Other net sales remained relatively flat at $12.9 million for the nine months ended June 30, 2007 compared to $13.1 million for the nine months ended June 30, 2006. Management believes that the VMS Industry continues to have low growth rates and remains very competitive.

Gross Profit.   Gross profit increased by $3.0 million, or 4.9%, to $63.5 million for the nine months ended June 30, 2007 from $60.5 million for the nine months ended June 30, 2006. As a percentage of net sales, gross profit increased to 54.4% for the nine months ended June 30, 2007 compared to 52.7% for the nine months ended June 30, 2006. This increase in gross profit was primarily attributable to decreased material costs as a percentage of net sales, including some changes in sales mix related to the fiscal 2007 acquisitions, as well as the increase in net sales.

Selling, General and Administrative.   Selling, general and administrative expenses increased by $3.9 million, or 9.3%, to $45.7 million for the nine months ended June 30, 2007 from $41.8 million for the nine months ended June 30, 2006. As a percentage of net sales, selling general and administrative expenses increased to 39.2% for the nine months ended June 30, 2007 compared to 36.5% for the nine months ended June 30, 2006. This increase in selling, general and administrative expenses was primarily attributable to acquisition, operational and transition costs related to the fiscal 2007 acquired businesses, as well as costs that tend to be fixed in the short term, including those that relate to sales of certain products to certain customers, which sales were below management’s expectations.

Amortization of Intangibles.   Amortization of intangibles was $0.2 million for the nine months ended June 30, 2007 compared to $0.3 million for the nine months ended June 30, 2006. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

Interest and Other (Income)/Expense, Net.   Net interest and other (income)/expense for the nine months ended June 30, 2006 included other income of $1.1 million ($0.7 million after tax, or $0.06 per diluted share) related to the gain on the sale of our 31,340 square foot building located in Park City, Utah as well as $0.1 million for payments received as settlement of litigation to which we were a plaintiff. Exclusive of these items, net interest and other (income)/expense was $0.8 million for the nine months ended June 30, 2007 and $0.3 million for the nine months ended June 30, 2006 and primarily consisted of interest expense on indebtedness under our revolving credit facility, with the increase being primarily related to borrowings for the fiscal 2007 acquired businesses.

Provision for Income Taxes.   Our effective tax rate was 38.0% for the nine months ended June 30, 2007 and 38.5% for the nine months ended June 30, 2006. In each period, our effective tax rate was higher than the federal statutory rate primarily due to state taxes.

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

The following table sets forth a reconciliation of net income to EBITDA for each period included herein:

	Three months ended June 30,		Nine months ended June 30,
	2006	2007	2006	2007
Net income	$3,361	$2,853	$11,854	$10,367
Provision for income taxes	2,104	1,749	7,420	6,354
Interest and other (income)/expense, net(1)	138	352	(893)	814
Depreciation and amortization	1,138	1,236	3,476	3,501
EBITDA	$6,741	$6,190	$21,857	$21,036

(1)          Includes amortization of deferred financing fees and losses associated with fixed asset disposals. The nine months ended June 30, 2006 also includes a gain of $1,105 on the sale of a building , which gain was excluded in determining EBITDA.

Our EBITDA decreased to $6.2 million for the third quarter of fiscal 2007 from $6.7 million for the third quarter of fiscal 2006. EBITDA as a percentage of net sales decreased to 16.0% for the third quarter of fiscal 2007 from 18.2% for the third quarter of fiscal 2006.

Our EBITDA decreased to $21.0 million for the nine months ended June 30, 2007 from $21.9 million for the nine months ended June 30, 2006. EBITDA as a percentage of net sales decreased to 18.0% for the nine months ended June 30, 2007 from 19.1% for the nine months ended June 30, 2006.

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

Liquidity and Capital Resources

We had working capital of $35.5 million as of June 30, 2007 compared to $29.9 million as of September 30, 2006. This increase in working capital was primarily the result of increases in cash, accounts receivable, inventories and prepaid expenses and other current assets, partially offset by increases in accounts payable and accrued expenses.

Net cash provided by operating activities for the nine months ended June 30, 2007 was $15.6 million compared to $9.0 million for the comparable period in fiscal 2006. This increase in net cash provided by operating activities for the nine months ended June 30, 2007 was primarily attributable to an increase in cash provided by changes in assets and liabilities, net of effects of acquisitions.

Net cash used in investing activities was $37.5 million for the nine months ended June 30, 2007 compared to $8.3 million for the comparable period in fiscal 2006. Our investing activities during these periods consisted of acquisitions of businesses, capital expenditures and, for the nine months ended June 30, 2006, proceeds of $4.5 million related to the sale of our building.

During the nine months ended June 30, 2007, we made six acquisitions. On October 31, 2006, we acquired a majority interest in a complementary natural products business. On November 15, 2006, we acquired the Life-flo® brand of health care products, which includes therapeutic creams sold in health and natural food stores, by purchasing substantially all of the operating assets of Life-flo Health Care Products, Inc. and Nutraceutical Labs, Inc. On December 15, 2006, we acquired the Larenim® brand of mineral makeup by purchasing certain assets of Vitamin Outlet, Inc. On January 10, 2007, we acquired the Zand®, Natra-Bio®, bioAllers®,  Herbs for Kids™ and Complimed® brands by purchasing certain operating assets of Botanical Laboratories, Inc. On May 4, 2007, we acquired substantially all of the operating assets of TERAPI-consult.as, a leading wholesale distributor of our Solaray® brand as well as other branded nutritional supplements and other natural products in Norway. On June 29, 2007, we acquired the NaturalCare® brand of homeopathic and dietary supplement products by purchasing substantially all of the operating assets of NaturalCare Products, Inc. These acquisitions are in keeping with our business strategy of consolidating the fragmented industry where we compete and give us nutritional brands with products we currently do not sell.

The aggregate purchase price of these acquisitions was approximately $30.7 million in cash, which was financed primarily using borrowings under our revolving credit facility, as well as cash provided by operating activities. The expected long-term sales and expense synergies of acquired businesses are generally not realized immediately following acquisition as certain transition and integration matters must be completed.

Capital expenditures during these periods related primarily to real estate, distribution and manufacturing equipment, building improvements related to facility consolidation efforts and information systems.

Net cash provided by (used in) financing activities was $24.5 million for the nine months ended June 30, 2007 compared to ($2.0) million for the comparable period in fiscal 2006. During these periods, financing activities primarily related to borrowings and repayments under our revolving credit facility, purchases of common stock for treasury and proceeds from the issuance of common stock related to stock option exercises.

Our current revolving credit facility has available credit borrowings of $60.0 million with no automatic reductions and provides an accordion feature which can increase the available credit borrowings to $90.0 million, subject to approval by the lenders and compliance with certain covenants and conditions.

At June 30, 2007, we had outstanding revolving credit borrowings of $25.5 million. Borrowings under the revolving credit facility are collateralized by substantially all our assets. At our election, borrowings under the revolving credit facility bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At June 30, 2007, the applicable weighted-average interest rate for borrowings was 6.40%. We are also required to pay a variable quarterly fee on the unused balance under the revolving credit facility. At June 30, 2007, the applicable rate was 0.18%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The revolving credit facility matures on September 7, 2011, and we are required to repay all principal outstanding under the revolving credit facility on such date.

The revolving credit facility contains restrictive covenants, including limitations on incurring certain other indebtedness and requirements that we maintain certain financial ratios. As of June 30, 2007, we were in compliance with these restrictive covenants. Upon the occurrence of a default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring us to repay all amounts outstanding under the revolving credit facility.

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

Our significant non-cancelable contractual obligations as of June 30, 2007 were as follows:

	Payments Due By Period
		Less Than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(dollars in thousands)
Revolving credit facility	$25,500	$—	$—	$25,500	$—
Interest on revolving credit facility(a)	7,227	1,722	3,445	2,060	—
Operating leases	5,128	2,301	1,901	835	91
Total	$37,855	$4,023	$5,346	$28,395	$91

(a)           Represents estimated interest obligations associated with our outstanding revolving credit facility balance of $25.5 million at June 30, 2007, assuming no principal payments are made before maturity, a weighted-average interest rate of 6.40% and an underutilization fee rate of 0.18%.

New Accounting Standards

The Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) in June 2006. The interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of determining the effect, if any, the adoption of FIN 48 will have on our consolidated financial statements.

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

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk

At our election, borrowings under our revolving credit facility bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At June 30, 2007, the applicable weighted-average interest rate for borrowings was 6.40% and we had total borrowings outstanding of $25.5 million. To date, we have not obtained interest rate protection with respect to these borrowings.

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

We carry insurance coverage in the types and amounts that we consider reasonably adequate to cover the risks we face in the industry in which we compete. However, our current liability policy excludes claims related to certain ingredients, including products containing ephedra or kava.

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

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any unregistered equity securities nor did we repurchase any shares of our common stock during the period covered by this Form 10-Q for the Quarterly Period Ended June 30, 2007.

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

NUTRACEUTICAL INTERNATIONAL CORPORATION
(Registrant)
Date: July 26, 2007	By:	/s/ CORY J. MCQUEEN
Cory J. McQueen
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)