Form 10-K
period 2007-09-30
NUTRACEUTICAL INTERNATIONAL CORP
filed 2007-11-29
CIK 1050007

Use these links to rapidly review the document
TABLE OF CONTENTS
Nutraceutical International Corporation Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the Fiscal Year Ended September 30, 2007
or
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 31, 2007 at a closing sale price of $16.50 as reported by the Nasdaq National Market was approximately $164.4 million. Shares of common stock held by each officer and director and by each person who owns or may be deemed to own 10% or more of the outstanding common stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of November 29, 2007, the Registrant had 11,136,702 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies for the Registrant's 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

NUTRACEUTICAL INTERNATIONAL CORPORATION
ANNUAL REPORT ON FORM 10-K
For The Fiscal Year Ended September 30, 2007

Special Note Regarding Forward-Looking Statements

        This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report, and other materials accompanying this Annual Report on Form 10-K contain forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following:

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

  •
  The availability and pricing of raw materials;

  •
  Current and future government regulation of our products or adverse determinations by regulators (including the banning of products) and more particularly Good Manufacturing Practices;

  •
  Our beliefs with respect to our competitive position;

  •
  The outcome of any legal proceedings in which we are involved;

  •
  Our beliefs with respect to an EBITDA-based performance measure of our business;

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

        These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. For a detailed discussion of these risks and uncertainties, see "Risk Factors" in Item 1A of this Annual Report on Form 10-K. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K. Industry data used throughout this report was obtained from industry publications and internal company estimates. While we believe such information to be reliable, its accuracy has not been independently verified and cannot be guaranteed.

PART I

Item 1. Business

        We were incorporated in Delaware in 1993 and maintain our principal executive offices at 1400 Kearns Boulevard, 2nd Floor, Park City, Utah, 84060. For convenience in this report, the terms "Company," "Nutraceutical," "we" and "us" may be used to refer to Nutraceutical International Corporation and/or its subsidiaries, except where indicated otherwise. Our telephone number is (435) 655-6106.

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

        We sell branded nutritional supplements and other natural products under the trademarks Solaray®, VegLife®, KAL®, Nature's Life®, Sunny Green®, Action Labs®, Natural Balance®, NaturalMax®, bioAllers®, Herbs for Kids™, Natra-Bio®, NaturalCare®, Zand®, Life-flo®, Larénim®, Living Flower Essences®, Pioneer®, Thompson®, Natural Sport®, Supplement Training Systems®, Premier One®, Montana Big Sky™, ActiPet®, FunFresh Foods™, CompliMed®, AllVia™, Healthway®, Body Gold®, Sayge BioSciences™, Monarch Nutritional Laboratories™ and Great Basin Botanicals™. Under the name Woodland Publishing™, we publish, print and market a line of books and booklets to, among others, book distributors, national retail bookstores and health and natural food stores. We also distribute branded products of certain third parties.

        We own neighborhood natural food markets, which operate under the trade names The Real Food Company™, Thom's Natural Foods™ and Cornucopia Community Market™. We also own health food stores, which operate under the trade names Fresh Vitamins™, Granola's™ and Pilgrim's Natureway™.

        We manufacture and/or distribute one of the broadest branded product lines in the industry with over 3,900 SKUs, including over 700 SKUs sold internationally. We believe that as a result of our emphasis on innovation, quality, loyalty, education and customer service, our brands are widely recognized in health and natural food stores and among their customers.

        We were formed in 1993 by senior management and Bain Capital, Inc. to effect a consolidation strategy in the fragmented vitamin, mineral, herbal and other nutritional supplements industry (the "VMS Industry"). Since our formation, we have completed the following acquisitions: Solaray, Inc. ("Solaray"), Premier One Products, Inc. ("Premier One"), Makers of KAL, Inc. and Makers of KAL, B.V. (collectively, "KAL"), Monarch Nutritional Laboratories, Inc. ("Monarch"), Action Labs, Inc. ("Action Labs"), NutraForce (Canada) International, Inc. ("NutraForce Canada"), Woodland Publishing, Inc. and Summit Graphics, Inc. (collectively, "Woodland Publishing"), Thompson Nutritionals, Inc. ("Thompson"), The Real Food Company, Inc., Thom's Natural Foods, and Cornucopia Community Market, Inc. (collectively, "Fresh Organics"), M. K. Health Food Distributors, Inc., dba Nature's Life ("Nature's Life"), Arizona Health Foods, Inc. and Pilgrim's Natureway LLC (collectively, "Fresh Vitamins"), Natural Balance, Inc. ("Natural Balance"), Montana Naturals, Inc. ("Montana Naturals"), Pioneer Nutritional Formulas, Inc. ("Pioneer"), Living Flower Essences, LLC ("Living Flowers"), Life-flo Health Care Products, Inc. and Nutraceutical Labs, Inc. ("Life-flo"), Larenim Cosmetics ("Larenim"), certain brands of Botanical Laboratories, Inc., including

Zand, NatraBio, BioAllers, Herbs for Kids and CompliMed ("Zand"), TERAPI-consult.as ("Terapi") and NaturalCare Products, Inc. ("NaturalCare"). As a result of these acquisitions, internal growth and cost management, we believe that we are well positioned to continue to capitalize on the consolidation that we believe is occurring in the VMS Industry.

Business Strategy

        Our strategic emphasis is primarily on selling our branded products directly to health and natural food stores in the United States (the "Healthy Foods Channel"). This strategy has enabled us to benefit from the growth of the Healthy Foods Channel. The Healthy Foods Channel consists of more than 17,000 retailers, including (i) independent health and natural food stores, (ii) health and natural food stores affiliated with local, regional and national health and natural food chains (including health and natural food store chains, such as Whole Foods Markets and vitamin store chains, such as Vitamin Shoppe and Vitamin World), and (iii) GNC stores. The Healthy Foods Channel principally caters to consumers who desire product education, service and high quality nutritional supplements and other natural products. The growth rate of the Healthy Foods Channel is not at (and may not return to) levels achieved in the mid-1990s. We believe there are significant differences between mass market retailers (such as supermarkets, drugstores and warehouse clubs) that typically offer a limited selection of discounted natural products and lower-potency nutritional supplements and the Healthy Foods Channel, where natural ingredients, quality, potency, selection and customer support are emphasized.

        We believe we are among the largest suppliers of nutritional supplements to the Healthy Foods Channel that develops, manufactures, markets and directly distributes a majority of its own products. We manufactured approximately 80% of our branded products in fiscal 2007 and believe that the quality of our products is among the highest in the industry. We market our branded products through one of the industry's largest sales forces dedicated to the Healthy Foods Channel. We seek to be a market leader in the development of new and innovative products, introducing over 220 new SKUs in fiscal 2007. We believe that we benefit from greater customer and product diversification than most of our larger competitors.

Industry

        The total retail natural products market (the "Natural Products Market") is highly fragmented and totaled approximately $85.0 billion in retail sales in calendar 2006. The Natural Products Market is comprised of the following submarkets (with estimated calendar 2006 sales indicated): (i) personal care, $7.5 billion, (ii) natural and organic foods, $23.6 billion, (iii) functional foods, $31.4 billion, and (iv) vitamins, minerals and supplements, $22.5 billion. Historically, our primary focus has been on vitamins, minerals and supplements (the "VMS Market"), but recently we have increased our effort in other areas within the Natural Products Market.

        As indicated above, our primary focus has been on the VMS Market. The total retail VMS Market is highly fragmented with estimated sales of $22.5 billion in calendar 2006, $21.3 billion in calendar 2005, and $20.3 billion in calendar 2004. We believe that the VMS Market reached its present size due to a number of factors, including (i) interest in healthier lifestyles, living longer and living well, (ii) the publication of research findings supporting the positive health effects of certain nutritional supplements and (iii) the aging of the "Baby Boom" generation combined with the tendency of consumers to purchase more nutritional supplements and natural foods as they age. In recent periods, however, various publicly-traded nutritional supplement companies, as well as industry analysts, have announced a firming in sales of natural products with an ongoing softness in sales of nutritional supplements. We believe this continuing softness may be the result of, among other things, the lack of any recent industry-wide "hit" products, negative press releases regarding certain ingredients and/or companies in the VMS Market and increased market and pricing competition, as well as competition from food and pharmaceutical companies.

Products

        We primarily manufacture and market nutritional supplements and also sell certain other natural products. As of September 30, 2007, we sold over 3,900 SKUs, including over 700 SKUs sold internationally. Our products include: (i) vitamins and minerals, (ii) herbs, (iii) specialty formulas, and (iv) other products. To accommodate consumer preferences, our products come in various formulations and delivery forms, including capsules, tablets, softgels, chewables, liquids, creams, sprays, powders and whole herbs.

        We currently market our products through a multiple brand strategy to offer more customer choice and to encourage retailers to allocate additional shelf space to our brands. We have worked to enhance the strength of our brands by instituting business strategies that have included (i) consolidating and expanding our sales force as appropriate to increase each brand's geographic coverage, (ii) performance and growth-based incentives for sales representatives, (iii) introducing more sophisticated management information systems, and (iv) periodic updating to brand packaging.

        As of September 30, 2007, our portfolio of brand names consisted of the following:

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

        VegLife®.    VegLife began in 1992 as a product line under the Solaray brand. The goal was to create a line of products that would be suitable for strict vegetarians who avoid any animal-derived ingredients, including gelatin capsules. VegLife was among the first to introduce a line of nutritional supplements using a cellulose-based capsule with substantially equivalent characteristics to a traditional gelatin capsule. Vegetarian consumers showed interest in this product line, so we established it as a separate brand in 1995 in order to focus on the development of a full line of vegetarian products. The VegLife team scrutinizes each product developed, as well as the materials used in formulation, to help ensure that vegan standards are met. The VegLife brand includes primarily encapsulated products, but also includes powdered protein drink mixes under the trademarks Peaceful Planet™ and The Supreme Meal™. VegLife's brand packaging includes a distinctive green and blue label, as well as a logo with an attractive depiction of a leaf.

        KAL®.    KAL started in Southern California in 1932 as one of the first nutritional supplement lines in the United States. Although KAL's first products were in powdered form, KAL soon shifted its focus to tableted products that are generally more economical than capsules as a delivery form and which allow for fewer units per dose than encapsulated products. KAL was one of the first companies to introduce MSM, NADH and a complete line of colostrum products. KAL's logo consists of the word KAL in white letters on a red banner superimposed over a green circle that includes the words INNOVATIVE and QUALITY around the border, and contains an image of blue skies with clouds and green hills below. The words SINCE 1932 accompany the logo on either side. The bottle is a luminescent pearl color and is partially translucent, so that the pills inside can be viewed without opening the bottle. The bottle has a lid that can be lifted and re-closed without removal. The label is white on top with a light blue accent at the base and includes an image of mountains separating the two colors.

        Nature's Life®.    Nature's Life began in 1970 in Southern California. The Nature's Life product line includes such products as Super Green Pro 96™ and Super Blue Pro 96™ soy protein powders, Soft Gelatin™ Multiple, 600 Prostate Maintain™ supplement and Golden Flax Seed Oil™ liquid. Nature's Life's brand packaging was updated in 2007 to blue pearlescent plastic bottles with yellow lids and includes a distinctive yellow citrus and sunburst background.

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

        bioAllers®.    A spin-off of the NatraBio® brand in 1989, this homeopathic line is focused on allergy symptoms. The bioAllers® product line offers nasal sprays, liquids and tablets. The bioAllers packaging consists of white boxes with a light blue band at the bottom of the label with the distinctive bioAllers logo on the bottom of the box in blue and green.

        Herbs for Kids™.    Since its beginning in 1990, the Herbs for Kids™ brand has focused on herbal extracts created specifically for children. The Herbs for Kids packaging consists of a yellow background with the silhouette of two children picking flowers and the distinctive purple Herbs for Kids logo on the bottom border.

        Natra-Bio®.    The NatraBio® brand is a homeopathic brand first launched in 1979. NatraBio® products include a range of product forms—from fully medicated compressed tablets to liquids, cough syrups, throat and nasal sprays, and topical creams. The Natra-Bio packaging consists of colorful boxes with the distinctive Natra-Bio logo appearing at the bottom of the label.

        NaturalCare®.    The NaturalCare® brand launched in 1993 to provide products that combined homeopathic and dietary supplement ingredients. NaturalCare® includes such products as RingStop, SinuFix, NerveFix and Reflux-Away. The NaturalCare packaging consists of bright, colorful boxes with a leaf next to the NaturalCare logo at the top of the box and then an offset oval watermark with a red, orange and yellow border in the middle of the box.

        Zand®.    The Zand® brand launched in 1978 with an herbal formula that included echinacea, goldenseal and 16 other botanical extracts. That formula is still sold today as Insure Immune Support™. Zand® supplements combine Western herbal traditions with traditional Chinese medicine. The Zand®

product line features classic herbal extracts and immunity support formulas in liquid and capsule form. Zand's packaging consists of amber bottles and includes a distinctive blue band border on the top of the label.

        Life-flo®.    The Life-flo® brand was developed in 1995 to provide natural health solutions in cream form and as dietary supplements. The Life-flo® brand pioneered one of the first "natural" progesterone creams as an alternative to creams with synthetic ingredients. The Life-flo® brand offers most of its creams in plastic bottles with a measured application pump to ensure proper usage and avoid waste. The Life-flo packaging consists of white bottles with the Life-flo logo on the upper left corner in a deep purple and a silver band across the bottom of the label.

        Larénim®.    Larénim® mineral make-up is a three-year old brand of mineral cosmetics currently sold in over 700 stores nationwide. Larenim® products are designed as a healthy alternative to standard cosmetics. Larénim®—mineral spelled backwards—offers more than 120 items, including a full line of foundation, concealers, blush, bronzers, eye colors, and brushes. Made from pure and natural ingredients, Larénim® products are formulated to give skin a healthy and glowing appearance without the use of bismuth oxychloride, talc, dyes, oils or parabens. The Larenim packaging consists of clear plastic jars in 2g to 5g sizes with black and clear lids inside of a black box with white lettering and the distinctive Larenim logo.

        Living Flower Essences®.    Living Flower Essences®, which began in 1999 and was originally based in Sedona, Arizona, was acquired in 2006. The Living Flower Essences® brand focuses on flower extracts. The Living Flower Essences® packaging includes green glass bottles with a white dropper lid.

        Pioneer®.    Pioneer was launched in 1984 in Shelburne Falls, Massachusetts by naturopathic professionals with the goal of becoming a leader in the industry in full disclosure labeling and gluten-free formulas. Pioneer products strive to include top quality ingredients based on formulas that are supported by scientific research. Pioneer's most popular products include vitamin/mineral supplements (both encapsulated and chewable) and calcium/magnesium products. Pioneer's brand packaging consists of an amber glass bottle, a white lid, a dark green label with large white print bordered by gold with the word PIONEER across the top gold border.

        Thompson®.    The Thompson® brand is one of the oldest dietary supplement brands in America, having originally started in 1932. Nutraceutical acquired Thompson in early 2000 and relaunched the brand in late 2000. Thompson offers a simple, high quality line of 200 products with "Everyday Value Pricing." Thompson's packaging includes highly-visible product names on bright, grape-colored labels. The Thompson logo is prominently displayed in a band of yellow, gold or green, depending on the product category.

        Natural Sport®.    Natural Sport launched in 1998. The Natural Sport brand is focused on all-natural sport supplements for serious athletes and also individuals who exercise for fitness, improved health or weight management. Natural Sport's packaging includes a distinctive Natural Sport logo in purple with an attractive tangerine and red swath running up each side of the front panel.

        Supplement Training Systems®—STS®.    The Supplement Training Systems® brand, also known as the STS® brand, was launched in 2006 as a brand with a focus on body building and sports training. The STS® brand includes more than thirty products. The packaging of STS products consists of blue pearlescent bottles with black lids and includes a distinctive, diamond-cut steel background with a circular serrated blade logo.

        Premier One®.    Premier One began in 1984 in Omaha, Nebraska as one of the first product lines devoted entirely to natural, nutritional supplements derived from bee products. The Premier One brand uses capsules, chewable wafers, granules, tinctures and ingredients in a honey base. Royal Jelly in Honey is one of Premier One's most popular products. Some of Premier One's other products include

Raw Energy® supplement, an energy product that includes royal jelly, bee pollen and a variety of herbs, and BeeFense™ spray, a product that includes bee propolis and echinacea. Premier One's brand packaging includes a distinctive logo of a bee-harvesting scene in a mountain setting, with gold highlights on the label.

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

        FunFresh Foods™.    FunFresh Foods launched in 2003 with a line of teas under the mark Miztique™. Miztique™ teas match high quality all-natural tea leaves from around the globe with aromatic flavors and are packaged in natural fiber, round tea bags inside a distinctive silver tin with collectible lids. FunFresh Foods also markets organic soy nuts as well as other products, including an organic and fair-trade chocolate drink mix. The FunFresh Foods brand is focused on natural and organic foods. FunFresh Foods packaging includes the unique FunFresh Foods logo in yellow and black as well as colorful and fun containers.

        CompliMed®.    CompliMed is a line of homeopathic tinctures designed for professionals, such as naturopathic physicians and osteopaths. Complimed's brand packaging consists of an amber glass bottle with a rubber dropper lid, a white label with a slate blue border on the bottom.

        AllVia™.    The AllVia™ brand was launched in 2001 to provide therapeutic creams and other personal care products. The AllVia packaging consists of white bottles with the AllVia logo in silver font against a violet background on the top of the label.

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

        Sayge Biosciences™.    The Sayge Biosciences™ brand was launched in 2002 to provide therapeutic creams and other personal care products. The Sayge Biosciences packaging consists of white bottles with the Sayge Biosciences logo overlapping a distinctive interwoven circular watermark on the lower left corner of the label.

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

        Fresh Organics™.    Fresh Organics is a retail chain, which includes retail stores under the trade names The Real Food Company™, Thom's Natural Foods™ and Cornucopia Community Market™ located in or near San Francisco. The Fresh Organics chain also offers private label products under these same names. The Real Food Company's first store, as well as Thom's Natural Foods, opened in 1969. Cornucopia Community Market opened in 1977.

        Fresh Vitamins™.    Fresh Vitamins is a retail chain, which includes retail stores under the trade names Fresh Vitamins™, Pilgrim's Natureway™ and Granola's™ located in Arizona and Washington state. The Fresh Vitamins chain also offers private label products under the same names. The first store opened in 1968. The Fresh Vitamins chain now includes 18 stores.

        We also act as a distributor to the Healthy Foods Channel and to certain international markets for certain third-party brands. These third-party brands currently include Ultimate Nutrition®, a line of sports and exercise supplements, Trout Lake Farm®, a line of bulk organic herbs, Balestra & Mech®, a line of Italian herbal tonics, and, with respect to the U.K. market, Aubrey Organics®, a line of natural hair, skin and body care products. With respect to the Norway market, we distribute BioCare Limited™, a line of nutritional supplements, and Aqua Oleum™, a line of essential oils and aromatherapy.

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

Marketing and Sales

        We believe our marketing and sales efforts help to promote demand for our products by educating retailers, who in turn educate their customers, as to the quality and attributes of our natural nutritional supplements and other products. Our branded products are currently sold in the United States primarily in the Healthy Foods Channel. We believe that our products are attractive to retailers in the Healthy Foods Channel due to factors such as the strength of our brand names, the breadth of our product offerings, the quality and potency of our products and the availability of service, sales support and educational materials. We have developed various Internet sites (including http://www.nutraceutical.com) that provide information about our branded lines and the various products within each brand. We have included our Internet site here and elsewhere only as an inactive textual reference. The information contained on the Internet site is not incorporated by reference into this Annual Report on Form 10-K.

        We employ a sales force dedicated to the Healthy Foods Channel. Our sales representatives regularly visit each assigned health and natural food store in their respective areas to assist in the solicitation of orders for products and provide related product sales assistance. We monitor and periodically update our payment structure for our sales force in order to ensure that appropriate incentives are provided for sales growth. We also sell products directly to certain retailers through our telephone customer service organization and certain products to both retailers and distributors. We have organized our marketing and sales force under a subsidiary company, NutraBrands, Inc.

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

        Au Naturel, Inc., a subsidiary of Nutraceutical ("Au Naturel"), was formed in fiscal 1995 for the purpose of marketing and/or selling our branded products internationally. During fiscal 2007, Au Naturel marketed products to distributors and other customers in over 60 countries. Au Naturel markets domestic branded products as well as custom labeled versions of its domestic branded products internationally; however, many of its products must be modified to meet the specific labeling requirements of the relevant foreign country. In most foreign markets, Au Naturel sells to local distributors. However, in certain foreign markets (including Canada, the United Kingdom, Norway and Japan), Au Naturel markets and sells its products directly to retailers.

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

        We manufactured approximately 80% of our branded products in fiscal 2007, based on net sales. By manufacturing the majority of our own products, we believe that we maintain better control over product quality and availability while also reducing production costs. Our manufacturing operations are performed primarily in our facilities located in the greater Ogden, Utah area, although we also have a cream manufacturing operation in Phoenix, Arizona. We have a working relationship with numerous outside manufacturers, including softgel manufacturers and packagers and utilize these outside sources from time to time. Manufacturing backlogs, to the extent they may exist from time to time, do not have a material impact on delivery time to the customer. We have organized our manufacturing operations under a subsidiary company, NutraPure, Inc.

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

Materials and Suppliers

        We employ a purchasing staff that works with marketing, product development, formulations and quality control personnel to source raw materials for products as well as other items purchased by us. Raw materials are sourced principally from the United States, Europe and China. Raw materials used by us are available from a variety of suppliers and no one supplier accounted for more than 15% of our total raw material purchases in fiscal 2007. We seek to mitigate the risk of a shortage of raw materials through our relationships with our principal suppliers, including identification of alternative suppliers for the same, or similar, raw materials where available. We also manufacture bulk branded products to allow more extensive vertical integration and to improve the quality and consistency of raw materials.

Government Regulation

        The formulation, manufacturing, packaging, labeling, advertising, distribution and sale (hereafter, "sale" or "sold" may be used to signify all of these activities) of our products are subject to regulation by one or more federal agencies, principally the Food and Drug Administration and the Federal Trade Commission, and to a lesser extent the Consumer Product Safety Commission, the United States Department of Agriculture and the Environmental Protection Agency. Our activities are also regulated by various governmental agencies for the states and localities in which our products are sold, as well as by governmental agencies in certain countries outside the United States in which our products are sold. Among other matters, regulation by the FDA and FTC is concerned with product safety and claims made with respect to a product's ability to provide health-related benefits. Specifically, the FDA, under the Federal Food, Drug, and Cosmetic Act (FDCA), regulates the formulation, manufacturing, packaging, labeling, distribution and sale of food, including dietary supplements, and over-the-counter (OTC) drugs. The FTC regulates the advertising of these products. The National Advertising Division (NAD) of the Council of Better Business Bureaus oversees an industry-sponsored self-regulatory system that permits competitors to resolve disputes over advertising claims. The NAD has no enforcement authority of its own, but may refer matters that the NAD views as violating FTC guides or rules to the FTC for further action.

        Federal agencies, primarily the FDA and FTC, have a variety of procedures and enforcement remedies available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labeling or advertising, requiring consumer redress (for example, requiring that a company offer to repurchase products previously sold to consumers), seeking injunctive relief or product seizures, imposing civil penalties or commencing criminal prosecution. In addition, certain state agencies have similar authority. These federal and state agencies have in the past used these remedies in regulating participants in the food, dietary supplement and OTC drug industries, including the imposition of civil penalties in the millions of dollars against a few industry participants.

        The Dietary Supplement Health and Education Act ("DSHEA") was enacted in 1994, amending the FDCA. We believe DSHEA is generally favorable to consumers and to the dietary supplement industry. DSHEA establishes a statutory class of "dietary supplements," which includes vitamins, minerals, herbs, amino acids and other dietary ingredients for human use to supplement the diet. Dietary ingredients on the market as of October 15, 1994 may be marketed without any FDA approvals and do not require the submission by the manufacturer or distributor to the FDA of a "new dietary ingredient" or NDI notification. A "new dietary ingredient" which was not on the market as of October 15, 1994 may require the submission of an NDI notification containing information establishing that the ingredient is reasonably expected to be safe for its intended use at least 75 days before marketing. Among other things, DSHEA prevents the FDA from regulating dietary ingredients in dietary supplements as "food additives" and allows the use of statements of nutritional support on product labels. The FDA has issued proposed and final regulations under DSHEA and has indicated that further guidance and regulations are forthcoming. Several bills to amend DSHEA in ways that would make this law less favorable to consumers and industry have been filed in Congress.

        Some of our products are regulated as foods under the Nutritional Labeling and Education Act of 1990 ("NLEA"). The NLEA established requirements for ingredient and nutrition labeling and labeling claims for foods. If the NLEA labeling requirements change at a future time, we may need to revise our product labeling. Most of our products are classified as dietary supplements.

        On February 11, 2004, the FDA issued a final rule, effective on April 12, 2004, banning the sale of dietary supplement products containing ephedrine alkaloids and announcing a risk/benefit test that could potentially apply to other types of dietary supplements. We filed a lawsuit on May 3, 2004 in the Federal District Court in the State of Utah and were subsequently engaged in litigation with FDA over the final rule. This litigation ended in 2007 in two related decisions. Under one of these decisions, our petition for a writ of certiorari to the U.S. Supreme Court was denied on May 14, 2007. However, in a related decision on March 16, 2007 (which was not part of our petition for a writ of certiorari), the Federal District Court in Utah ruled in favor of FDA but held that the risk-benefit test announced in FDA's final rule only applied to dietary supplements containing ephedrine alkaloids. Neither we nor FDA appealed this decision. We stopped shipping any products containing ephedrine alkaloids to our retail customers in April 2004. We do not currently manufacture any products containing ephedrine alkaloids.

        On October 20, 2004, the FDA announced a new strategy initiative to enforce and implement DSHEA, including a public meeting held on November 15, 2004. The FDA requested comments on its premarket notification program for new dietary ingredients from industry, consumers, and other interested members of the public concerning the content and format requirements for new dietary ingredients notifications made under the Federal Food, Drug, and Cosmetic Act and the type, quantity, and quality of information that a notifier should provide in notifications under section 413 (a)(2) of the Federal Food, Drug, and Cosmetic Act. The FDA has stated that the agency intends to issue guidance on new dietary ingredients, and it is possible that the FDA may make it more difficult for companies to market dietary supplement products that contain new dietary ingredients. The FDA's October 20, 2004 announcement also outlined other potential strategy and enforcement initiatives relating to dietary supplements.

        The FDA issued a Final Rule on Good Manufacturing Practices (GMPs) on June 22, 2007 with an effective compliance date for businesses with more than 500 employees of June 22, 2008. The GMPs cover manufacturers and holders of finished dietary supplement products, including dietary supplement products manufactured outside the U.S. that are imported for sale into the U.S. Among other things, the new GMPs: (a) require identity testing on all incoming dietary ingredients, (b) call for a "scientifically valid system" for ensuring finished products meet all specifications, (c) include requirements related to process controls, including statistical sampling of finished batches for testing and requirements for written procedures, and (d) require extensive recordkeeping. We are reviewing the GMPs and taking steps to pursue compliance. The potential costs of implementing changes to help ensure compliance are not known at this time. While we believe we will be in compliance on or before the compliance date, there can be no assurance that our operations or those of our suppliers will be in compliance in all respects at all times. Additionally, there is a potential risk of increased audits as FDA and other regulators seek to ensure compliance with the GMPs.

        The FTC and FDA have pursued a coordinated effort to challenge what they consider to be unsubstantiated and unsafe weight-loss products, and have also coordinated enforcement against dietary supplement claims in other areas, including children's products. Their efforts to date have focused on manufacturers and marketers as well as media outlets, and have resulted in a significant number of investigations and enforcement actions, some resulting in civil penalties under the Federal Trade Commission Act of several million dollars.

        On December 22, 2006 Congress passed the Dietary Supplement and Nonprescription Drug Consumer Protection Act that will treat dietary supplements like drugs for the purposes of adverse event reporting. The regulations go into effect on December 22, 2007. These regulations, among other things, require companies that manufacture or distribute nonprescription drugs or dietary supplements to report serious adverse events allegedly associated with their products to FDA and institute recordkeeping requirements for all adverse events (serious and non-serious). The potential costs of implementing the systems to comply with these regulations are not known at this time. Additionally, there is a risk that consumers, the press and government regulators could misinterpret reported serious adverse events as evidence of causation by the ingredient or product complained of, which could lead to additional regulations, banned ingredients or products, increased insurance costs and a potential increase in product liability litigation, among other things.

        The sale of our products in countries outside the United States is regulated by the governments of those countries. Our plans to commence or expand sales in those countries may be prevented or delayed or even suspended by such regulations or by regulators in those countries. In countries in which we have distributors, compliance with such regulations is generally undertaken by our distributors, but even in these cases we assist with such compliance and in many cases may be liable if a distributor fails to comply. These distributors are independent contractors over whom we have limited control. In certain countries, we distribute our products through our own subsidiary or branch; in these countries we retain responsibility for compliance with all applicable regulations. These countries currently include Canada, the United Kingdom, Norway, Sweden and Japan.

        The legislative and regulatory environment in Canada has recently become more stringent in terms of regulations and enforcement than the environment in the United States. The manufacturing, packaging, labeling, storage, importation, advertising, distribution, sale and clinical trials of natural health products and hybrid natural health products, are subject to regulation by Health Canada, the public health agency of Canada, under the Canadian Food and Drugs Act, the Canadian Food and Drug Regulations, the Natural Health Product Regulations and various Guidance Documents and Policies related thereto. With the exception of certain homeopathic medicines, products with ingredients required to be sold under prescription are not natural health products and are regulated as drugs through the regular drug approval process. Homeopathic medicines will also be regulated in a manner similar to natural health products, with product registrations beginning in 2008.

        For natural health products, manufacturers are required to make application for a product license, and the application must provide specific information including quality of medicinal ingredients, use and purpose of the products, and the supporting safety and efficacy data. These regulations also set out a regime for site licensing of buildings in which these products are imported, distributed, manufactured, packaged, labeled or stored. These regulations require that GMP's be employed. Further, the regulations set out requirements for adverse reaction reporting.

        Canada is our largest international market and regulators in Canada have been particularly aggressive in their enforcement of new regulations. While we endeavor to comply with applicable regulations, we and other manufacturers have faced periodic challenges to sales in Canada, including but not limited to, challenges or rejections of product license applications and challenges to or suspensions of one or more site licenses (for ourselves or our vendors). As a result of the foregoing, we have experienced and may continue to experience disruptions in our business in Canada, up to and including cessation of sales.

        In some countries or areas, such as the European Union, there are new regulations or proposed regulations that may or will prohibit the sale of certain products or certain combination products (such as products containing both vitamins and botanicals) or the use of certain common ingredients, or levels above certain established limits.

        As a result of our efforts to comply with applicable statutes and regulations, we have from time to time reformulated, eliminated or relabeled certain of our products and revised certain provisions of our marketing and sales program. We have also suspended or halted sales in certain cases.

Competition

        The Natural Products Market and the VMS Market are highly competitive. Our principal competitors in the VMS Market that sell to the Healthy Foods Channel include a number of large, nationally known manufacturers (such as Country Life, Enzymatic Therapy, Garden of Life, NBTY (including its Solgar brand), Natrol, Nature's Plus, Nature's Way, Now Foods, and Twinlab) and many smaller manufacturers and distributors of nutritional supplements. We have recently begun to focus on the broader Natural Products Market within the Healthy Foods Channel and within that market there are a number of large, nationally known competitors, such as Hain Celestial and United Natural Foods. Because both the Natural Products Market and the VMS Market generally have low barriers to entry, additional competitors enter the market regularly.

        Private label products of our customers also provide competition to our products. For example, a substantial portion of GNC's vitamin and mineral supplement offerings are offered under GNC's own private label. Whole Foods, Vitamin Shoppe and many health and natural food stores also sell a portion of their offerings under their own private labels. Private label products are often sold at a discount to branded products. The Thompson line has been positioned to meet the needs of our customers in this area of the VMS Market.

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

        With regard to the mass market retail channel of distribution, our sales are focused primarily in limited SKUs in the Body Gold® line acquired as part of the Natural Balance acquisition, the Sayge Biosciences™ line acquired as part of the Life-flo acquisition and the NaturalCare® line acquired as part of the NaturalCare acquisition. We do not consider this channel to be an area of primary focus. Regardless, it is possible that as increasing numbers of companies sell nutritional supplement products and other natural products in the mass market channels (such as Leiner, Nature Made, NBTY, Schiff and Hain Celestial), these product offerings may affect sales in the Healthy Foods Channel. We also compete with distributors that sell products to the Healthy Foods Channel as well as the mass market retail channel (such as Nature's Best, Select Nutrition and Tree of Life). In addition, several major pharmaceutical companies continue to offer nutritional supplement lines in the mass market, including Wyeth (Centrum) and Bayer (One-A-Day). Some of these nutritional supplements purport to use proprietary manufacturing techniques or delivery forms. Moreover, pharmaceutical companies offer prescription and over-the-counter products that are or may be competitive with nutritional supplements, particularly with regard to certain categories of products.

Intellectual Property

        We own more than 200 trademarks that have been registered with the United States Patent and Trademark Office and have filed applications to register additional trademarks. In addition, we claim domestic trademark and service mark rights in numerous additional marks that we use. We own a number of trademark registrations in countries outside the United States. We regard our trademarks and other proprietary rights as valuable assets and believe they make a significant positive contribution to the marketing of our products.

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

        We own four U.S. patents and have filed two additional patent applications but generally do not seek patent protection for our products. We sell a number of products that include patented ingredients. We purchase these ingredients from parties that we believe have the right to manufacture and/or sell those ingredients to us. However, there are a large number of patents that have been granted or applied for in the dietary supplement industry, and there may be an increased possibility that third parties will seek to compel us and our competitors to purchase their patented ingredients or file infringement actions. The cost of these patented ingredients is typically higher than the cost of non-patented ingredients.

        We are currently involved in various patent and trademark cases that have arisen in the ordinary course of business; see "Legal Proceedings."

Employees

        At September 30, 2007, we employed approximately 710 full-time and approximately 95 part-time employees. None of our employees is represented by a collective bargaining unit. We believe that we have a good relationship with our employees.

Available Information

        The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding us. Our Annual Report on Form 10-K filed with the SEC includes all exhibits required to be filed with the SEC. We make available, free of charge, on our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such reports are available as soon as is reasonably practicable after we electronically file such materials with the SEC. Additionally, copies of this Annual Report on Form 10-K, not including any of the exhibits listed under Item 15 of this Annual Report on Form 10-K, are available without charge upon request. Please contact us to request copies of this Annual Report on Form 10-K and for information as to the number of pages contained in each of the exhibits and to request copies of such exhibits (435-655-6106).

Executive Officers

        The following table sets forth certain information concerning our executive officers:

Name	Age	Position
Frank W. Gay II	62	Director, Chairman of the Board and Chief Executive Officer
Bruce R. Hough	53	President
Jeffrey A. Hinrichs	50	Director, Executive Vice President, Chief Operating Officer and Secretary
Gary M. Hume	58	Executive Vice President
Stanley E. Soper	44	Vice President, Legal Affairs and Assistant Secretary
Cory J. McQueen	38	Vice President and Chief Financial Officer
Christopher B. Neuberger	41	Vice President, Marketing and Sales
Andrew W. Seelos	40	Assistant Vice President and Controller

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

        Cory J. McQueen joined Nutraceutical in March 1995 as Assistant Controller. Mr. McQueen became Controller in October 1997 and was appointed Vice President in February 2001. In April 2007, Mr. McQueen became Chief Financial Officer. Prior to joining Nutraceutical, he was employed by Price Waterhouse LLP. Mr. McQueen received a master's degree in accounting from the University of Utah and is a Certified Public Accountant.

        Christopher B. Neuberger joined Nutraceutical in August 1995 as Director of Marketing for the Premier One brand. Mr. Neuberger left Nutraceutical from March 1997 to December 1997 while he was employed by Weider Nutrition International, Inc. Mr. Neuberger became President of NutraBrands, our marketing and sales subsidiary in March 1999 and was appointed as our Vice President, Marketing and Sales in April 2005. Mr. Neuberger was previously employed by

Melaleuca, Inc. Mr. Neuberger received his master's degree in business administration from Thunderbird, The Garvin School of International Management.

        Andrew W. Seelos joined Nutraceutical in March 1997 as Assistant Controller. Mr. Seelos was appointed Assistant Vice President and Controller in April 2007. Prior to joining Nutraceutical, he was employed by Price Waterhouse LLP. Mr. Seelos received a master's degree in accounting from Brigham Young University and is a Certified Public Accountant.

Item 1A. Risk Factors.

Forward-Looking Statements and Certain Risks

        The statements contained in this report that are not purely historical are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act. These statements regard our expectations, hopes, beliefs, commitments, intentions, and strategies regarding the future. They may be identified by the use of words or phrases, such as "believe," "expect," "anticipate," "should," "plan," "estimate," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our financial performance, revenue and expense levels in the future, and the sufficiency of our existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in these forward-looking statements or for the reasons discussed below. The fact that some of the risk factors may be the same or similar to past reports we have filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. We believe that many of the risks detailed here are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this report are made as of the date of this report, and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in these forward-looking statements. Among others, risks and uncertainties that may affect our business, financial condition, performance, development, and results of operations include the following:

Regulatory, Product Liability and Insurance Risks

        Our products are subject to government regulation, both in the US and abroad, which could increase our costs significantly and limit or prevent the sale of our products. The manufacture, packaging, labeling, advertising, promotion, distribution, and sale of our products are subject to regulation by numerous national and local governmental agencies in the United States and other countries. The primary regulatory bodies in the United States are the FDA and FTC and we are also subject to Health Canada in Canada, the Food Standards Agency and the Department of Health in the UK and similar regulators in Norway. Failure to comply with these regulatory requirements may result in various types of penalties or fines. These include injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions. Individual states also regulate nutritional supplements. A state may interpret claims or products presumptively valid under federal law as illegal under that state's regulations. In markets outside the United States, we are usually required to obtain approvals, licenses, or certifications from a country's ministry of health or comparable agency, as well as labeling and packaging regulations, all of which vary from country to country. Approvals or licensing may be conditioned on reformulation of products or may be unavailable with respect to certain products or product ingredients. Any of these government agencies, as well as legislative bodies, can change existing regulations, or impose new ones, or could take aggressive measures, causing or contributing to a variety of negative consequences, including:

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

        If we experience product recalls, we may incur significant and unexpected costs, and our business reputation could be adversely affected. We may be exposed to product recalls and adverse public relations if our products are alleged to cause injury or illness, or if we are alleged to have violated governmental regulations. A product recall could result in substantial and unexpected expenditures, which would reduce operating profit and cash flow. In addition, a product recall may require significant management attention. Product recalls may hurt the value of our brands and lead to decreased demand for our products. Product recalls also may lead to increased scrutiny by federal, state or international regulatory agencies of our operations and increased litigation and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

        We may experience product liability claims and litigation to prosecute such claims, and although we maintain product liability insurance, which we believe to be adequate for our needs, there can be no assurance that our insurance coverage will be adequate or that we will be able to maintain adequate insurance coverage. As a manufacturer and a distributor of products for human consumption, we experience product liability claims and litigation to prosecute such claims. Additionally, the manufacture and sale of these products involves the risk of injury to consumers as a result of tampering by unauthorized third parties or product contamination. We carry insurance coverage in the types and amounts that we consider reasonably adequate to cover the risks we face. Our current third-party liability policies exclude claims related to products containing ephedra or kava, as well as additional ingredients. We are currently party to product liability lawsuits that involve excluded ingredients, and there can be no assurance that we will not be subject to additional lawsuits. We have established a captive insurance subsidiary to provide coverage for certain of our product liability risks, including excluded claims under our other policies. We have accrued an amount using the assistance of a third-party actuary that we believe is sufficient to cover probable and reasonably estimable liabilities related to product liability claims based on its history of such claims. However, the capitalization and income from premiums paid, both of which are contributed by us, could be inadequate to cover a claim, particularly a material claim that arises in the first few years of the captive's operations. If insurance coverage is inadequate or unavailable or premium costs continue to rise, we may face additional claims not covered by insurance, and claims that exceed coverage limits or that are not covered could have a material adverse effect on us.

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

        Because a substantial majority of our sales are to or through health food stores, we are dependent to a large degree upon the success of this channel as well as the success of specific retailers in the channel. Over 85% of our sales are in the United States and Canada. In those two markets, we sell our products primarily to or through health food stores. Because of this, we are dependent to a large degree upon the success of that channel as well as the success of specific retailers in the channel. There are some large chains of health food stores, such as Whole Foods and Vitamin Shoppe, but most health food stores are individual stores or very small chains. We rely on these health food stores to purchase, market, and sell our products. Our success is dependent, to a large degree, on the growth and success of the healthy foods channel, which is outside our control. There can be no assurance that the healthy foods channel will be able to grow or prosper as it faces price and service pressure from other channels, including the mass market. There can be no assurance that retailers in the healthy foods channel, in the aggregate, will respond or continue to respond to our stated loyalty to this channel.

        We are highly dependent upon consumers' perception of the safety and quality of our products as well as similar products distributed by other companies in our industry, and adverse publicity and negative public perception regarding particular ingredients or products or our industry in general could limit our ability to increase revenue and grow our business. Decisions about purchasing made by consumers of our products may be affected by adverse publicity or negative public perception regarding particular ingredients or products or our industry in general. This negative public perception may include publicity regarding the legality or quality of particular ingredients or products in general or of other companies or our products or ingredients specifically. Negative public perception may also arise from regulatory investigations, regardless of whether those investigations involve us. We are highly dependent upon consumers' perception of the safety and quality of our products as well as similar products distributed by other companies. Thus, the mere publication of reports asserting that such products may be harmful could have a material adverse effect on us, regardless of whether these reports are scientifically supported. Publicity related to nutritional supplements may also result in increased regulatory scrutiny of our industry and/or the healthy foods channel. Adverse publicity may have a material adverse effect on our business, financial condition, and results of operations. There can be no assurance of future favorable scientific results and media attention or of the absence of unfavorable or inconsistent findings.

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

        We may be affected adversely by increased utility and fuel costs. Increasing fuel costs may affect our results of operations adversely in that consumer traffic to health and natural food stores may be reduced and the costs of our sales may increase as we incur fuel costs in connection with our manufacturing operations and the transportation of goods from our warehouse and distribution facilities to health and natural food stores. Also, high oil costs can affect the cost of our raw materials and components and the competitive environment in which we operate may limit our ability to recover higher costs resulting from rising fuel prices.

Business Strategy and Operational Risks

        If we are unable to retain key personnel, our ability to manage our business effectively and continue our growth could be negatively impacted. Key management employees include Frank W. Gay II, Bruce R. Hough, Jeffrey A. Hinrichs, Gary M. Hume, Stanley E. Soper, Cory J. McQueen, Christopher B. Neuberger, Andrew W. Seelos and certain other employees. These key management employees are primarily responsible for our day-to-day operations, and we believe our success depends in part on our ability to retain them and to continue to attract additional qualified individuals to our management team. We do not have an employment agreement with any of our key management employees. The loss or limitation of the services of any of our key management employees or the inability to attract additional qualified management personnel could have a material adverse effect on our business, financial condition, and results of operations.

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

  •
  Management's attention may be diverted from other aspects of our business,

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

        Because we depend on outside suppliers with whom we do not have long-term agreements for raw materials, we may be unable to obtain adequate supplies of raw materials for our products at favorable prices or at all, which could result in product shortages and back orders for our products, with a resulting loss of net sales and profitability. We acquire all of our raw materials for the manufacture of our products from third-party suppliers. We also rely on third-party co-packers for some of our products. We have few, if any, agreements for the continued supply of these materials and products. A number of our products contain one or more ingredients that may only be available from a single source or supplier. Any of our suppliers could discontinue selling to us at any time. Although we believe that we could establish alternate sources for most of these materials, any delay in locating and establishing relationships with other sources could result in product shortages and back orders for the products, with a resulting loss of net sales. We are also subject to delays associated with raw materials. These can be caused by conditions not within our control, including:

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

        Because we manufacture approximately 80% of our products, we are dependent upon the uninterrupted and efficient operation of our manufacturing facilities, which are subject to power failures, the breakdown, failure, or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters, and the need to comply with the requirements or directives of government agencies, including the FDA. We manufacture approximately 80% of our products. As a result, we are dependent upon the uninterrupted and efficient operation of our manufacturing facilities in Ogden, Utah as well as Phoenix, Arizona. Those operations are subject to power failures, the breakdown, failure, or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters, and the need to comply with the requirements or directives of government agencies, including the FDA. There can be no assurance that the occurrence of these or any other operational problems at our facility would not have a material adverse effect on our business, financial condition, and results of operations.

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

        If we fail to maintain adequate and effective internal control over financial reporting, our ability to manage our business, comply with Sarbanes-Oxley, obtain required auditor attestation and provide reliable financial reporting could be impaired and our management and auditors may be precluded from certifying effective internal control over financial reporting, which could harm our business reputation and cause our stock price to decline. As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal control over financial reporting in their Annual Reports on Form 10-K. In addition, the independent registered public accounting firm auditing a public company's financial statements must attest to the effectiveness of the company's internal control over financial reporting. Although our auditors did so attest in connection with this Annual Report on Form 10-K, if in the future our independent registered public accounting firm is not satisfied with our internal control over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if that firm interprets the requirements, rules or regulations differently from the way we interpret them, then they may issue a report that is qualified or has a scope limitation. From time-to-time, in our ongoing effort to improve business and operational processes and our internal control over financial reporting, we or our auditors may determine that "significant deficiencies" or "material weaknesses" (as such terms are defined under accounting standards established by the Public Company Accounting Oversight Board) exist or that our internal control over financial reporting may otherwise require improvement. Significant deficiencies or material weaknesses could impair our ability to provide financial statements that can be relied upon. If this were to occur, our business reputation could be harmed and investors may lose confidence in the reliability of our financial statements and reports, either of which could have a significant negative impact on our stock price.

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

        In addition, the stock market has historically experienced significant price and volume fluctuations, which have particularly affected the market prices of many nutritional supplement companies and which have, in certain cases, not had a strong correlation to the operating performance of these companies. General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock. In addition, our operating results in future quarters may be below the expectations of securities analysts and investors. If that were to occur, the price of our common stock would likely decline, perhaps substantially. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial cost and a diversion of management's attention and resources.

Item 1B. Unresolved Staff Comments.

        We do not have any unresolved comments from the SEC staff.

Item 2. Properties.

        The following table describes our principal properties as of November 21, 2007:

Purpose	Location	Square Footage
Rapid Response Center(1)(3)	Ogden, Utah	410,000
Transitional Warehouse(2)	Ogden, Utah	107,550
Brand manufacturing(3)	Ogden, Utah	31,230
Bulk manufacturing	Ogden, Utah	17,900
Marketing and sales offices	Park City, Utah	17,785
Personal care product manufacturing	Phoenix, Arizona	7,248
Executive offices	Park City, Utah	6,103
Powder and liquid manufacturing	Ogden, Utah	5,000
Research, development and quality control	Ogden, Utah	1,813

(1)
The Rapid Response Center is the central facility where we are, and have been, consolidating operations. The Rapid Response Center currently includes raw materials, manufacturing, packaging, distribution and offices.

(2)
The lease for this transitional warehouse expires in December 2009.

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

        We carry insurance coverage in the types and amounts that we consider reasonably adequate to cover the risks we face in the industry in which we compete. However, except for our three Natural Balance products that contain kava, our current third-party liability policies exclude claims related to products containing kava, as well as a limited number of certain other ingredients, and contain other exclusions or limitations. See "Business—Risk Factors" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations—Captive Insurance Company."

        We are involved in various legal matters arising in the normal course of business. In the opinion of management, the outcomes of individual regulatory and legal matters in which we are presently involved are not probable and no estimate can be made of the range of potential gains or losses. While incapable of estimation, in the opinion of management, the individual regulatory and legal matters in which we are involved are not expected to have a material adverse effect on our financial position, results of operations or cash flows. However, our aggregate liability arising from regulatory and legal proceedings related to these matters could have a material effect on our financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

        During the fourth quarter of 2007, no matters were submitted to a vote of our security holders.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        Our common stock is traded on the Nasdaq National Market under the symbol "NUTR." The common stock commenced trading on the Nasdaq National Market on February 20, 1998 upon completion of our initial public offering. The following table sets forth the high and low closing prices per share for the common stock:

	High	Low
2006:
First Quarter	14.04	12.27
Second Quarter	15.35	13.62
Third Quarter	16.89	14.53
Fourth Quarter	15.40	13.66
2007:
First Quarter	16.10	13.58
Second Quarter	17.98	15.47
Third Quarter	16.95	13.45
Fourth Quarter	16.81	13.78
2008:
First Quarter (through November 21, 2007)	16.60	11.69

Holders

        As of the close of business on November 21, 2007, there were 180 holders of record of common stock and approximately 1,600 beneficial holders. The closing price of our common stock on November 21, 2007 as reported by the Nasdaq National Market was $11.69.

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

Purchase of Equity Securities

        Prior to fiscal 2006, our Board of Directors approved a share purchase program authorizing us to buy up to 1,500,000 shares of our common stock. During the year ended September 30, 2006, our Board of Directors approved the addition of 1,000,000 shares to our previously approved share purchase program. As of September 30, 2007, 913,065 shares may yet be purchased under this program. We did not repurchase any shares of our common stock during the fiscal 2007 fourth quarter.

        Under this approved share repurchase program, we may purchase common stock from time to time on the open market and in individually negotiated transactions. The amount and timing of any purchases will be dependent upon a number of factors, including the price and availability of our shares and general market conditions.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table summarizes outstanding options as of September 30, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	750,963	$10.06	—
Equity compensation plans not approved by security holders	—	—	—

Total:	750,963	$10.06	—

        Although options are still outstanding, the previous equity compensation plans were all terminated on September 30, 2005 and so no additional options can be granted under those plans.

Item 6. Selected Financial Data

        The selected financial data presented below were derived from our Consolidated Financial Statements. This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto.

	Year Ended September 30,
	2003	2004	2005	2006		2007
	(dollars in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$124,513	$140,755	$148,187	$150,405		$156,548
Cost of sales	60,407	66,779	71,682	71,191		71,622

Gross profit	64,106	73,976	76,505	79,214		84,926
Operating expenses:
Selling, general and administrative	42,916	50,786	55,123	55,389		61,905
Amortization of intangible assets	133	374	377	289		391
Impairment of intangible asset(1)	—	—	—	—		450	(1)

Income from operations	21,057	22,816	21,005	23,536		22,180
Interest and other (income)/expense, net(2)	627	810	647	(757	)(2)	1,257

Income before provision for income taxes	20,430	22,006	20,358	24,293		20,923
Provision for income taxes	7,763	8,472	7,838	9,353		7,951

Net income	$12,667	$13,534	$12,520	$14,940		$12,972

Net income per common share:
Basic	$1.13	$1.19	$1.09	$1.32		$1.17
Diluted	$1.09	$1.15	$1.06	$1.30		$1.15
Weighted average common shares outstanding:
Basic	11,179,964	11,359,734	11,520,936	11,332,466		11,054,828
Diluted	11,586,344	11,816,378	11,765,270	11,517,492		11,253,283
Other Financial Data:
Adjusted EBITDA(3)	$24,998	$27,102	$25,353	$28,063		$27,423
Capital expenditures (excluding acquisitions)	3,249	5,384	6,844	14,495		10,467
Cash flows provided by (used in):
Operating activities	22,034	21,527	20,639	16,126		23,768
Investing activities	(18,617)	(15,063)	(12,665)	(10,090)		(41,182)
Financing activities	(2,512)	(6,538)	(6,735)	(6,587)		18,971
Balance Sheet Data (at period end):
Cash	$2,196	$2,134	$3,371	$2,834		$4,605
Working capital	22,263	26,455	26,793	29,943		31,259
Total assets	81,783	93,387	100,905	107,960		146,402
Total debt	12,500	6,500	2,000	2,500		20,000
Stockholders' equity	55,102	71,599	82,467	90,782		105,919

(1)
During the year ended September 30, 2007, the Company recorded a non-cash intangible asset impairment charge of $450 ($279 after tax, or $0.02 per diluted share) related to the re-branding of certain health food stores.

(2)
During the year ended September 30, 2006, Nutraceutical sold its 31,340 square foot building located in Park City, Utah for $4,500 in cash. At the time of sale, the building had a book value of $3,395. A gain of $1,105 ($680 after tax, or $0.06 per diluted share) was included in other income.

(3)
"Adjusted EBITDA" (a non-GAAP measure) is defined as earnings before net interest and other (income)/expense, taxes, depreciation, amortization and intangible asset impairment. Adjusted EBITDA has some inherent limitations in measuring operating performance due to the exclusion of certain financial elements such as depreciation and amortization and is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. Furthermore, Adjusted EBITDA is not intended to be a substitute for cash flows from operating activities, as a measure of liquidity, or an alternative to net income in determining our operating performance in accordance with generally accepted accounting principles. Our use of an EBITDA-based metric should be considered within the following context:

•
We acknowledge that plant and equipment (while less important in our line of business due to outsourcing alternatives) are necessary to earn revenue based on our current business model.

•
Our use of an EBITDA-based measure of operating performance is not based on any belief about the reasonableness of excluding depreciation when measuring financial performance.

•
Our use of an EBITDA-based measure is supported by its importance to the following key stakeholders:

•
Analysts—who estimate our projected Adjusted EBITDA and other EBITDA-based metrics in their independently developed financial models for investors;

•
Creditors—who evaluate our operating performance based on compliance with certain EBITDA-based debt covenants;

•
Investment Bankers—who use EBITDA-based metrics in their written evaluations and comparisons of companies within our industry; and

•
Board of Directors and Executive Management—who use EBITDA-based metrics for evaluating management performance relative to our operating budget and bank covenant compliance, as well as our ability to service debt and raise capital for growth opportunities, including acquisitions, which are a critical component of our stated strategy. Historically, we have recorded a monthly accrual for incentive compensation as a percentage of Adjusted EBIDTA, which has been paid out to executive management, as well as other employees, upon completion of our annual audit.

        The following table sets forth a reconciliation of net income to Adjusted EBITDA for each period included herein:

	Year Ended September 30,
	2003	2004	2005	2006	2007
	(dollars in thousands)
Net income	$12,667	$13,534	$12,520	$14,940	$12,972
Provision for income taxes	7,763	8,472	7,838	9,353	7,951
Interest and other (income)/expense, net(1)(2)	627	810	647	(757)	1,257
Depreciation and amortization	3,941	4,286	4,348	4,527	4,793
Impairment of intangible asset(3)	—	—	—	—	450

Adjusted EBITDA	$24,998	$27,102	$25,353	$28,063	$27,423

Percentage of net sales	20.1%	19.3%	17.1%	18.7%	17.5%

(1)
Includes amortization of deferred financing fees and losses associated with fixed asset disposals.

(2)
Includes other income of $1,105 for the year ended September 30, 2006 related to a gain on the sale of a building.

(3)
A non-cash intangible asset impairment charge of $450 related to the re-branding of certain health food stores was recorded for the year ended September 30, 2007.

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

        We sell branded nutritional supplements and other natural products under the trademarks Solaray®, VegLife®, KAL®, Nature's Life®, Sunny Green®, Action Labs®, Natural Balance®, NaturalMax®, bioAllers®, Herbs for Kids™, Natra-Bio®, NaturalCare®, Zand®, Life-flo®, Larénim®, Living Flower Essences®, Pioneer®, Thompson®, Natural Sport®, Supplement Training Systems®, Premier One®, Montana Big Sky™, ActiPet®, FunFresh Foods™, CompliMed®, AllVia™, Healthway®, Body Gold®, Sayge BioSciences™, Monarch Nutritional Laboratories™ and Great Basin Botanicals™. Under the name Woodland Publishing™, we publish, print and market a line of books and booklets to, among others, book distributors, national retail bookstores and health and natural food stores. We also distribute branded products of certain third parties.

        We own neighborhood natural food markets, which operate under the trade names The Real Food Company™, Thom's Natural Foods™ and Cornucopia Community Market™. We also own health food stores, which operate under the trade names Fresh Vitamins™, Granola's™ and Pilgrim's Natureway™.

        We manufacture and/or distribute one of the broadest branded product lines in the industry with over 3,900 SKUs, including over 700 SKUs sold internationally. We believe that as a result of our emphasis on innovation, quality, loyalty, education and customer service, our brands are widely recognized in health and natural food stores and among their customers.

        We were formed in 1993 by senior management and Bain Capital, Inc. to effect a consolidation strategy in the fragmented VMS Industry. Since our formation, we have completed the following acquisitions: Solaray, Premier One, KAL, Monarch, Action Labs, NutraForce Canada, Woodland Publishing, Thompson, Fresh Organics, Nature's Life, Fresh Vitamins, Natural Balance, Montana Naturals, Pioneer, Living Flowers, Life-flo, Larenim, Zand, Terapi and NaturalCare. Management believes that Nutraceutical is well positioned to continue to capitalize on the consolidation we believe is occurring in the VMS Industry.

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

        Goodwill and Intangible Assets—Statement of Financial Accounting Standards No. 141, Business Combinations, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), require estimates and judgments in determining the initial recognition and measurement of goodwill and intangible assets, including factors and assumptions used in determining fair value and useful lives. Intangible assets with finite useful lives are amortized, while intangible assets with indefinite useful lives are not amortized. In addition, SFAS 142 requires ongoing, periodic impairment testing, which relies on such factors and assumptions as identified reporting units, as well as expected future net cash flows relative to recorded book values. If an asset impairment were identified, a loss would be recorded, which could have a material impact on the consolidated financial statements.

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

Results of Operations

        The following table sets forth certain Consolidated Statements of Operations data as a percentage of net sales for the periods indicated:

	Year Ended September 30,
	2005	2006	2007
Net sales	100.0%	100.0%	100.0%
Cost of sales	48.4	47.3	45.8

Gross profit	51.6	52.7	54.2
Selling, general and administrative	37.2	36.8	39.5
Amortization of intangibles	0.2	0.2	0.2
Impairment of intangible asset	—	—	0.3

Income from operations	14.2	15.7	14.2
Interest and other (income)/expense, net	0.5	(0.5)	0.8

Income before provision for income taxes	13.7	16.2	13.4
Provision for income taxes	5.3	6.3	5.1

Net income	8.4%	9.9%	8.3%

Comparison of Fiscal 2007 to Fiscal 2006

        Net Sales.    Net sales increased by $6.1 million, or 4.1%, to $156.5 million for fiscal 2007 from $150.4 million for fiscal 2006. Net sales of branded nutritional supplements and other natural products increased by $6.3 million, or 4.8%, to $139.4 million for fiscal 2007 from $133.1 million for fiscal 2006. The increase in net sales of branded nutritional supplements and other natural products was primarily related to the net sales contributions of the fiscal 2007 acquired businesses, partially offset by a decrease in sales of some SKUs of branded products to certain customers. Other net sales remained relatively flat at $17.1 million for fiscal 2007 compared to $17.3 million for fiscal 2006. We believe that the VMS Industry continues to have low growth rates and remains very competitive.

        Gross Profit.    Gross profit increased by $5.7 million, or 7.2%, to $84.9 million for fiscal 2007 from $79.2 million for fiscal 2006. As a percentage of net sales, gross profit increased to 54.2% for fiscal 2007 from 52.7% for fiscal 2006. This increase in gross profit was primarily attributable to the increase in net sales, as well as decreased material costs as a percentage of net sales, including some changes in sales mix related to the fiscal 2007 acquisitions.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $6.5 million, or 11.8%, to $61.9 million for fiscal 2007 from $55.4 million for fiscal 2006. As a percentage of net sales, selling, general and administrative expenses increased to 39.5% for fiscal 2007 from 36.8% for fiscal 2006. This increase in selling, general and administrative expenses was primarily attributable to operational and transition costs related to the fiscal 2007 acquired businesses. Additionally, increased costs associated with labor and labor-related costs, building rents and insurance impacted us during fiscal 2007.

        Amortization of Intangible Assets.    Amortization of intangibles was $0.4 million for fiscal 2007 compared to $0.3 million for fiscal 2006. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

        Impairment of Intangible Asset.    During fiscal 2007, we recorded a non-cash intangible asset impairment charge of $0.5 million ($0.3 million after tax, or $0.02 per diluted share) related to the re-branding of certain health food stores. The charge represented the entire carrying amount of trademark and trade name intangible assets related to our health food stores. We believe this re-branding will assist in improved consistency of marketing and promotional programs for our health food stores.

        Interest and Other (Income)/Expense, Net.    Net interest and other (income)/expense for fiscal 2006 included other income of $1.1 million ($0.7 million after tax, or $0.06 per diluted share) related to the gain on the sale of our 31,340 square foot building located in Park City, Utah as well as $0.1 million for payments received as settlement of litigation to which we were a plaintiff. Exclusive of these items, net interest and other (income)/expense was $1.3 million for fiscal 2007 compared to $0.4 million for fiscal 2006 and primarily consisted of interest expense on indebtedness under our revolving credit facility, with the increase being primarily related to borrowings for the fiscal 2007 acquired businesses.

        Provision for Income Taxes.    Our effective tax rate was 38.0% for fiscal 2007 and 38.5% for fiscal 2006. In each period, our effective tax rate was higher than the federal statutory rate primarily due to state taxes.

Comparison of Fiscal 2006 to Fiscal 2005

        Net Sales.    Net sales increased by $2.2 million, or 1.5%, to $150.4 million for fiscal 2006 from $148.2 million for fiscal 2005. Net sales of branded nutritional supplements and other natural products increased by $2.3 million, or 1.7%, to $133.1 million for fiscal 2006 from $130.8 million for fiscal 2005. This increase in net sales was primarily related to the integration of the March 2005 acquisition of the Pioneer® brand and to an increase in sales in certain brands and customers within health and natural food stores. Other net sales remained relatively flat at $17.3 million for fiscal 2006 compared to $17.4 million for fiscal 2005, which included the benefit of the November 2004 acquisition of Pilgrim's Natureway LLC.

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

        Amortization of Intangible Assets.    Amortization of intangibles was $0.3 million for fiscal 2006 and $0.4 million for fiscal 2005 and was primarily related to intangible assets recorded in connection with acquisitions.

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

Selected Quarterly Financial Data; Seasonality

        The following table sets forth certain quarterly financial data for fiscal 2006 and 2007. This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements and, in our opinion, reflects all normally recurring adjustments necessary for fair presentation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal 2006				Fiscal 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands, except per share data: unaudited)
Net sales	$36,704	$41,025	$36,985	$35,691	$35,848	$42,104	$38,694	$39,902
Gross profit	19,144	21,753	19,571	18,746	19,524	23,124	20,805	21,473
Net income	3,453	5,040	3,361	3,086	3,355	4,159	2,853	2,605
Net income per common share:
Basic	$0.30	$0.44	$0.30	$0.28	$0.30	$0.38	$0.26	$0.23
Diluted	$0.30	$0.43	$0.29	$0.27	$0.30	$0.37	$0.25	$0.23

        We believe that our business is characterized by minor seasonality. However, sales to any particular customer can vary substantially from one quarter to the next based on such factors as industry trends, timing of promotional discounts, international economic conditions and acquisition-related activities. Excluding the effect of acquisitions, we have historically recorded higher branded products sales volume during the second fiscal quarter due to increased interest in health-related products among consumers following the holiday season. The fiscal 2006 acquisition was completed during the second quarter and the fiscal 2007 acquisitions were completed during the first, second and third quarters.

Liquidity and Capital Resources

        As of September 30, 2007, we had cash of $4.6 million. Net cash provided by operating activities was $23.8 million, $16.1 million, and $20.6 million for the years ended September 30, 2007, 2006, and 2005, respectively. The increase in net cash provided by operating activities in fiscal 2007 was primarily attributable to an increase in cash provided by changes in assets and liabilities, net of effects of acquisitions, partially offset by a decrease in net income.

        Net cash used in investing activities was $41.2 million, $10.1 million, and $12.7 million for the years ended September 30, 2007, 2006, and 2005, respectively. Our investing activities during these periods consisted of acquisitions of businesses, capital expenditures and during the year ended September 30, 2006, proceeds of $4.5 million related to the sale of our building.

        During the year ended September 30, 2007, we made six acquisitions. On October 31, 2006, we acquired a majority interest in a complementary natural products business. On November 15, 2006, we acquired the Life-flo® brand of health care products, which includes therapeutic creams sold in health and natural food stores, by purchasing substantially all of the operating assets of Life-flo Health Care Products, Inc. and Nutraceutical Labs, Inc. On December 15, 2006, we acquired the Larenim® brand of mineral makeup by purchasing certain assets of Vitamin Outlet, Inc. On January 10, 2007, we acquired the Zand®, Natra-Bio®, bioAllers®, Herbs for Kids™ and Complimed® brands by purchasing certain operating assets of Botanical Laboratories, Inc. On May 4, 2007, we acquired substantially all of the operating assets of TERAPI-consult.as, a leading wholesale distributor of our Solaray® brand as well as other branded nutritional supplements and other natural products in Norway. On June 29, 2007, we acquired the NaturalCare® brand of homeopathic and dietary supplement products by purchasing substantially all of the operating assets of NaturalCare Products, Inc. These acquisitions are in keeping with our business strategy of consolidating the fragmented industry where we compete and give us nutritional brands with products we currently do not sell.

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

        Capital expenditures during the years ended September 30, 2007, 2006, and 2005 related primarily to real estate, distribution and manufacturing equipment, building improvements related to facility consolidation efforts and information systems.

        On March 31, 2006, we purchased the Rapid Response Center in Ogden, Utah for $4.2 million in cash. When fully converted, the Rapid Response Center will provide approximately 410,000 square feet of gross building space located on approximately 19.2 acres, which includes available land for expansion. The Rapid Response Center is the central facility where we are, and have been, consolidating operations, including raw material warehousing, manufacturing, packaging, distribution and administrative offices. We were previously leasing most of this facility. We intend to finance anticipated capital expenditures through internally generated cash flow and, if necessary, through funds provided under our revolving credit facility.

        Net cash provided by (used in) financing activities was $19.0 million, $(6.6) million and $(6.7) million for the years ended September 30, 2007, 2006 and 2005, respectively. Our financing activities during these periods consisted primarily of borrowings and repayments under our revolving credit facility related to operating needs, purchases of common stock for treasury and proceeds from the issuance of common stock.

        On January 28, 2002, we entered into a five-year, sixty million dollar reducing revolving credit facility. On September 7, 2006, we amended this revolving credit facility (the "Amended Credit Agreement"). The Amended Credit Agreement extends the term of the credit facility to September 2011, resets the available credit borrowings to sixty million with no automatic reductions and provides an accordion feature which can increase the available credit borrowings to ninety million, subject to approval by the lenders and compliance with certain covenants and conditions. Deferred financing fees of $205 thousand related to the Amended Credit Agreement were capitalized.

        At September 30, 2007, we had outstanding revolving credit borrowings of $20.0 million under the Amended Credit Agreement. Borrowings under the Amended Credit Agreement are collateralized by substantially all our assets and bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At September 30, 2007, the applicable weighted-average interest rate for outstanding borrowings was 6.14%, exclusive of any interest rate swap agreements. We are also required to pay a variable quarterly fee on the unused balance under the Amended Credit Agreement. At September 30, 2007, the applicable rate was 0.18%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The Amended Credit Agreement matures on September 7, 2011, and we are required to repay all principal and interest outstanding under the Amended Credit Agreement on such date.

        The Amended Credit Agreement contains restrictive covenants, including restrictions on incurring other indebtedness and requirements that we maintain certain financial ratios. As of September 30, 2007, we were in compliance with these restrictive covenants. Upon the occurrence of a default or an event of default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring us to repay all amounts outstanding under the Amended Credit Agreement.

        On August 10, 2007, we entered into a one-year interest rate swap agreement covering $15.0 million of our outstanding revolving credit borrowings. The interest rate swap has an all-in fixed interest rate of 6.01% and was not designated as a hedge in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. For the year ended September 30, 2007, the interest rate swap had an unfavorable change in fair value of $56 thousand, which was included as a component of interest and other (income)/expense in our Consolidated Statements of Operations.

        A key component of our business strategy is to seek to make additional acquisitions, which may require that we obtain additional financing, which could include the occurrence of substantial additional indebtedness. We believe that borrowings under the Amended Credit Agreement or a replacement credit facility, together with cash flows from operations, will be sufficient to make required payments under the Amended Credit Agreement or any such replacement facility, and to make anticipated capital expenditures and fund working capital needs for fiscal 2008.

        Our significant non-cancelable contractual obligations as of September 30, 2007 were as follows:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(dollars in thousands)
Long-term debt	$20,000	$—	$—	$20,000	$—
Interest on long-term debt(a)	5,207	1,309	2,656	1,242	—
Operating leases	8,041	3,013	3,193	1,638	197

Total	$33,248	$4,322	$5,849	$22,880	$197

(a)
Represents estimated interest obligations associated with our outstanding revolving credit facility balance of $20.0 million at September 30, 2007, assuming no principal payments are made before maturity, a weighted-average interest rate of 6.14% and an underutilization fee rate of 0.18%, offset by a one-year interest rate swap covering $15.0 million of our outstanding revolving credit borrowings at an all-in fixed rate of 6.01%.

Captive Insurance Company

        Due to increases in the number of product ingredients excluded from existing insurance policies, as well as potential increases in coverage costs, in fiscal 2004 we established and provided funding for a wholly-owned captive insurance subsidiary, American Nutritional Casualty Insurance, Inc., which was incorporated in Hawaii. This entity provides coverage for certain of our product liability risks, depending on the availability, pricing and terms of coverage from the traditional insurance market. We have funded this captive insurance subsidiary with capital contributions, and we pay premiums based on actuarial estimates and input.

New Accounting Standards

        The Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48") in June 2006. The interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 is effective for our 2008 fiscal year. We have analyzed FIN 48 and do not expect the adoption of FIN 48 to have a material impact on our consolidated financial statements.

        In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In November 2007, the FASB decided to postpone for one year the effective date of

SFAS 157 for non-financial, non-recurring items. SFAS 157 is effective for us as of October 1, 2008 for financial items and October 1, 2009 for non-financial items. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial statements.

        In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        Borrowings under the Amended Credit Agreement bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At September 30, 2007, the applicable weighted average interest rate for borrowings was 6.14%, exclusive of any interest rate swap agreements, and we had total borrowings outstanding of $20.0 million. On August 10, 2007, we entered into a one-year interest rate swap agreement covering $15.0 million of our outstanding revolving credit borrowings. The interest rate swap has an all-in fixed interest rate of 6.01%.

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

Item 8. Financial Statements and Supplementary Data.

        The information required by Item 8 is set forth on pages F-1 through F-22 of this Annual Report on Form 10-K. The supplementary financial information required by Item 302 of Regulation S-K is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Selected Quarterly Financial Data; Seasonality."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        There have been no changes in our independent registered public accounting firm, PricewaterhouseCoopers LLP, or disagreements with them on matters of accounting and financial disclosure.

Item 9A. Controls and Procedures.

        Evaluation of Disclosure Controls and Procedures.    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow for timely decisions regarding required disclosure.

        In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year covered by this report. Based on the foregoing, our principal executive and principal financial officers have concluded that the Company's disclosure controls and procedures were effective.

        Management's Report on Internal Control Over Financial Reporting.    We are responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). In order to evaluate the effectiveness of internal control over financial reporting, we conducted an assessment, based on the criteria in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Based on our evaluation, management concluded that we maintained effective internal control over financial reporting as of September 30, 2007, based on the criteria in Internal Control—Integrated Framework issued by the COSO. Our internal control over financial reporting as of September 30, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Item 9B. Other Information.

        None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

        Information required by this item with respect to our directors, our audit committee, our audit committee financial expert and procedures by which stockholders may recommend nominees to the board of directors is set forth under the heading "The Board of Directors" in our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, or the Proxy Statement, to be filed with the SEC within 120 days of the end of our fiscal year, which information is incorporated herein by reference. Information required by this item regarding our executive officers is included in Part I of this Annual Report on Form 10-K under the heading "Business—Executive Officers." Information required by this item with respect to Section 16(a) beneficial ownership reporting compliance is set forth in the Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

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

Item 11. Executive Compensation.

        Information required by this item is set forth in the Proxy Statement under the heading "Executive Compensation," which information is incorporated herein by reference (except for the Compensation Committee Report).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information required by this item is set forth in the Proxy Statement under the heading "Principal Stockholders," which information is incorporated herein by reference.

Item 13. Certain Relationships, Related Transactions and Director Independence.

        Information required by this item is set forth in the Proxy Statement under the headings "The Board of Directors—Compensation Committee Interlocks and Insider Participation" and "The Board of Directors—Certain Relationships, Related Transactions and Director Independence," which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

        Information required by this item appears in the Proxy Statement under the heading "Fees Paid to PricewaterhouseCoopers LLP" and is incorporated herein by reference.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of November 2007.

NUTRACEUTICAL INTERNATIONAL CORPORATION
By:	/s/ FRANK W. GAY II Frank W. Gay II Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 29th day of November 2007.

Signature	Capacity

/s/ FRANK W. GAY II Frank W. Gay II	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ JEFFREY A. HINRICHS Jeffrey A. Hinrichs	Director, Executive Vice President, Chief Operating Officer and Secretary
/s/ CORY J. MCQUEEN Cory J. McQueen	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ GREGORY M. BENSON Gregory M. Benson	Director
/s/ MICHAEL D. BURKE Michael D. Burke	Director
/s/ J. KIMO ESPLIN J. Kimo Esplin	Director
/s/ JAMES D. STICE James D. Stice	Director

Nutraceutical International Corporation

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Nutraceutical International Corporation:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Nutraceutical International Corporation and its subsidiaries at September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Salt Lake City, Utah
November 27, 2007

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	September 30,
	2006	2007
Assets
Current assets:
Cash	$2,834	$4,605
Accounts receivable, net	10,621	11,549
Inventories, net	27,329	30,261
Prepaid expenses and other current assets	1,882	3,523
Deferred income taxes	1,771	1,596

Total current assets	44,437	51,534
Property, plant and equipment, net	32,669	39,506
Goodwill	18,366	38,978
Intangible assets, net	6,755	12,753
Deferred income taxes, net	5,103	2,913
Other non-current assets, net	630	718

Total assets	$107,960	$146,402

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,124	$12,322
Accrued expenses	5,370	7,953

Total current liabilities	14,494	20,275
Long-term debt	2,500	20,000
Other non-current liabilities	184	208

Total liabilities	17,178	40,483

Commitments and contingencies (Notes 10, 14 and 16)
Stockholders' equity:
Common stock, $0.01 par value, 50,000,000 shares authorized; 11,013,304 shares issued and outstanding at September 30, 2006; 11,136,702 shares issued and outstanding at September 30, 2007	110	111
Additional paid-in capital	32,665	34,135
Retained earnings	57,840	70,812
Accumulated other comprehensive income	167	861

Total stockholders' equity	90,782	105,919

Total liabilities and stockholders' equity	$107,960	$146,402

The accompanying notes are an integral part of these consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	Years ended September 30,
	2005	2006	2007
Net sales	$148,187	$150,405	$156,548
Cost of sales	71,682	71,191	71,622

Gross profit	76,505	79,214	84,926

Operating expenses:
Selling, general and administrative	55,123	55,389	61,905
Amortization of intangible assets	377	289	391
Impairment of intangible asset (Note 7)	—	—	450

	55,500	55,678	62,746

Income from operations	21,005	23,536	22,180
Interest and other (income)/expense, net	647	(757)	1,257

Income before provision for income taxes	20,358	24,293	20,923
Provision for income taxes	7,838	9,353	7,951

Net income	$12,520	$14,940	$12,972

Net income per common share:
Basic	$1.09	$1.32	$1.17
Diluted	1.06	1.30	1.15
Weighted average common shares outstanding:
Basic	11,520,936	11,332,466	11,054,828
Dilutive effect of stock options	244,334	185,026	198,455

Diluted	11,765,270	11,517,492	11,253,283

The accompanying notes are an integral part of these consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years ended September 30,
	2005	2006	2007
Cash flows from operating activities:
Net income	$12,520	$14,940	$12,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,348	4,527	4,793
Amortization of deferred financing fees	182	172	56
Impairment of intangible asset	—	—	450
Losses/(gains) on disposals of property and equipment	41	(1,104)	9
Deferred income taxes	867	753	1,927
Tax benefit from stock option exercises	396	—	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	199	(35)	848
Inventories, net	(540)	(1,895)	463
Prepaid expenses and other current assets	1,360	178	(1,537)
Other non-current assets, net	(38)	(9)	(748)
Accounts payable	889	(1,609)	1,712
Accrued expenses	320	388	2,855
Other non-current liabilities	95	(180)	(32)

Net cash provided by operating activities	20,639	16,126	23,768

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	—	4,500	—
Purchases of property, plant and equipment	(6,844)	(14,495)	(10,467)
Acquisitions of businesses, net of cash acquired	(5,821)	(95)	(30,715)

Net cash used in investing activities	(12,665)	(10,090)	(41,182)

Cash flows from financing activities:
Payments on other non-current liabilities	(225)	(225)	—
Proceeds from long-term debt	5,500	11,500	31,500
Payments on long-term debt	(10,000)	(11,000)	(14,000)
Payments of deferred financing fees	—	(205)	—
Proceeds from issuances of common stock	1,040	143	1,151
Purchases of common stock for treasury	(3,050)	(6,811)	—
Tax benefit from stock option exercises	—	11	320

Net cash provided by (used in) financing activities	(6,735)	(6,587)	18,971

Effect of exchange rate changes on cash	(2)	14	214

Net increase (decrease) in cash	1,237	(537)	1,771
Cash at beginning of year	2,134	3,371	2,834

Cash at end of year	$3,371	$2,834	$4,605

The accompanying notes are an integral part of these consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(dollars in thousands)

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-In Capital	Retained Earnings		Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at October 1, 2004	11,879,119	$119	$45,530	$30,380	$173	$(4,603)	$71,599
Net income	—	—	—	12,520	—	—	12,520
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	—	—	—	—	(38)	—	(38)

Total comprehensive income							12,482
Issuances of common stock	215,566	2	1,038	—	—	—	1,040
Tax benefit from stock option exercises	—	—	396	—	—	—	396
Purchases of common stock for treasury	—	—	—	—	—	(3,050)	(3,050)
Retirement of common stock in treasury	(622,636)	(6)	(7,647)	—	—	7,653	—

Balance at September 30, 2005	11,472,049	115	39,317	42,900	135	—	82,467
Net income	—	—	—	14,940	—	—	14,940
Other comprehensive income:
Foreign currency translation adjustment, net of tax	—	—	—	—	32	—	32

Total comprehensive income							14,972
Issuances of common stock	12,968	—	143	—	—	—	143
Tax benefit from stock option exercises	—	—	11	—	—	—	11
Purchases of common stock for treasury	—	—	—	—	—	(6,811)	(6,811)
Retirement of common stock in treasury	(471,713)	(5)	(6,806)	—	—	6,811	—

Balance at September 30, 2006	11,013,304	110	32,665	57,840	167	—	90,782
Net income	—	—	—	12,972	—	—	12,972
Other comprehensive income:
Foreign currency translation adjustment, net of tax	—	—	—	—	694	—	694

Total comprehensive income							13,666
Issuances of common stock	123,398	1	1,150	—	—	—	1,151
Tax benefit from stock option exercises	—	—	320	—	—	—	320

Balance at September 30, 2007	11,136,702	$111	$34,135	$70,812	$861	$—	$105,919

The accompanying notes are an integral part of these consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

1. Description of Business

        Nutraceutical International Corporation (the "Company") is an integrated manufacturer, marketer, distributor and retailer of branded nutritional supplements and other natural products sold primarily to and through domestic health and natural food stores. Internationally, the Company markets and distributes branded nutritional supplements and other natural products to and through health and natural product distributors and retailers. The Company's core business strategy is to acquire, integrate and operate, from beginning to end, the manufacturing, marketing and distribution of branded nutritional supplement businesses in the natural products industry. The Company believes that the consolidation and integration of these acquired businesses provides ongoing financial synergies through increased scale and market penetration, as well as strengthened customer relationships.

        The Company sells branded nutritional supplements and other natural products under the trademarks Solaray®, VegLife®, KAL®, Nature's Life®, Sunny Green®, Action Labs®, Natural Balance®, NaturalMax®, bioAllers®, Herbs for Kids™, Natra-Bio®, NaturalCare®, Zand®, Life-flo®, Larénim®, Living Flower Essences®, Pioneer®, Thompson®, Natural Sport®, Supplement Training Systems®, Premier One®, Montana Big Sky™, ActiPet®, FunFresh Foods™, CompliMed®, AllVia™, Healthway®, Body Gold®, Sayge Biosciences™, Monarch Nutritional Laboratories™ and Great Basin Botanicals™. Under the name Woodland Publishing™, the Company publishes, prints and markets a line of books and booklets to, among others, book distributors, national retail bookstores and health and natural food stores. The Company also distributes branded products of certain third parties.

        The Company owns neighborhood natural food markets, which operate under the trade names The Real Food Company™, Thom's Natural Foods™ and Cornucopia Community Market™. The Company also owns health food stores, which operate under the trade names Fresh Vitamins™, Granola's™ and Pilgrim's Natureway™.

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

        Fair Value of Financial Instruments—The Company believes that the fair values of financial instruments, including cash, accounts receivable, accounts payable and debt, approximated their respective book values at September 30, 2006 and 2007.

        Cash—Substantially all of the Company's cash was held by one bank at September 30, 2007. The Company does not believe that, as a result of this concentration, it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

        Accounts Receivable—Provision is made for estimated bad debts based on a periodic analysis of individual customer balances, including an evaluation of days sales outstanding, payment history, recent payment trends and perceived credit worthiness.

        Inventories—Branded inventories included freight-in, materials, labor and overhead costs and were stated at the lower of cost or market, cost being determined by a moving weighted average. Retail inventories were accounted for using the retail method. Provision is made for slow moving, obsolete and/or damaged inventory based on a periodic analysis of individual inventory items, including an evaluation of historical usage and/or movement, age, expiration date and general condition.

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

        Derivative Instruments—Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), requires derivative instruments to be recognized as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of derivative instruments depends on their intended use and resulting hedge designation. For derivative instruments designated as hedges, the changes in fair value are recorded in the balance sheet as a component of accumulated other comprehensive income. Changes in the fair value of derivative instruments not designated as hedges are recorded in the Consolidated Statements of Operations, generally as a component of interest and other (income)/expense. At September 30, 2006 and 2007, the Company had no derivative instruments designated as hedges.

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

        Revenue Recognition—Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, which states that revenue should be recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. The Company believes that these criteria are satisfied upon shipment from its facilities or, in the case of the Company's neighborhood natural food markets and health food stores, at the point of sale within these stores. Revenue is reduced by provisions for estimated returns and allowances, which are based on historical averages that have not varied significantly for the periods presented, as well as specific known claims, if any.

        Shipping and Handling Costs—The Company incurred shipping and handling costs related to third-party freight charges, as well as internal warehousing and order fulfillment costs. These costs were classified as selling, general and administrative expenses and totaled $10,064, $9,632 and $9,494 for the years ended September 30, 2005, 2006 and 2007, respectively.

        Research and Development—The Company expensed research and development costs as incurred. For the years ended September 30, 2005, 2006 and 2007, the Company incurred $748, $762 and $964, respectively, in research and development expenditures.

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

        Accounting for Stock-Based Compensation—The Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS 123R") effective October 1, 2005, using the modified prospective application method. SFAS 123R requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards. At the date of adoption, October 1, 2005, the Company had no outstanding and unvested share-based payments (Note 12). The Company's historical pool of windfall tax benefits under SFAS 123R was determined using the short-cut method described in Financial Accounting Standards Board Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.

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

Year Ended September 30, 2005
Net income, as reported	$12,520
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects (Note 12)	(1,285)

Pro forma net income	$11,235

Earnings per share
Basic—as reported	$1.09
Diluted—as reported	1.06
Basic—pro forma	$0.98
Diluted—pro forma	0.95

        Based on application of the Black-Scholes option pricing model as prescribed in SFAS 123, the weighted average fair value of options granted was $5.26 for the year ended September 30, 2005.

        The following assumptions were used in the application of the Black-Scholes option pricing model for the year ended September 30, 2005: risk free interest rate of 4.18%; expected life of 4 years; expected volatility of 40%; and an expected dividend yield of 0%. Because changes in these subjective input assumptions can materially affect the fair value estimates, management believes that the existing valuation models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

        New Accounting Standards—The Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48") in June 2006. The interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109. FIN 48 is effective for the Company's 2008 fiscal year. The Company has analyzed FIN 48 and does not expect the adoption of FIN 48 to have a material impact on its consolidated financial statements.

        In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In November 2007, the FASB decided to postpone for one year the effective date of

SFAS 157 for non-financial, non-recurring items. SFAS 157 is effective for the Company as of October 1, 2008 for financial items and October 1, 2009 for non-financial items. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial statements.

        In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on its consolidated financial statements.

        The Company periodically reviews new accounting standards that are issued from time to time. Although some of these accounting standards may be applicable to the Company, the Company has not identified any other new standards that it believes merit further discussion, and the Company expects that none would have a significant impact on its consolidated financial statements.

3. Acquisitions

        Acquisitions—On March 31, 2006, the Company acquired certain assets of Living Flower Essences, LLC for approximately $95 in cash. Living Flower Essences, LLC develops and markets flower essence infused tinctures and salves.

        During the year ended September 30, 2007, the Company made six acquisitions. On October 31, 2006, the Company acquired a majority interest in a complementary natural products business. On November 15, 2006, the Company acquired the Life-flo® brand of health care products, which includes therapeutic creams sold in health and natural food stores, by purchasing substantially all of the operating assets of Life-flo Health Care Products, Inc. and Nutraceutical Labs, Inc. On December 15, 2006, the Company acquired the Larenim® brand of mineral makeup by purchasing certain assets of Vitamin Outlet, Inc. On January 10, 2007, the Company acquired the Zand®, Natra-Bio®, bioAllers®, Herbs for Kids™ and Complimed® brands by purchasing selected operating assets of Botanical Laboratories, Inc. On May 4, 2007, the Company acquired substantially all of the operating assets of TERAPI-consult.as, a leading wholesale distributor of the Company's Solaray® brand as well as other branded nutritional supplements and natural products in Norway. On June 29, 2007, the Company acquired the NaturalCare® brand of homeopathic and dietary supplement products by purchasing substantially all of the operating assets of NaturalCare Products, Inc. The aggregate purchase price for these fiscal 2007 acquisitions was approximately $30,715 (net of cash acquired) and was paid in cash.

        These acquisitions are in keeping with the Company's business strategy of consolidating the fragmented industry where it competes. These acquisitions were accounted for using the purchase method of accounting. Accordingly, the aggregate purchase price was assigned to the assets acquired and liabilities assumed based on their fair market values at the respective dates of acquisition. The excess of aggregate purchase price over the fair market values of the assets acquired and liabilities assumed was classified as goodwill and was accounted for in accordance with SFAS 142 (Note 7). The Consolidated Statements of Operations and Consolidated Statements of Cash Flows presented herein include the activities of these acquired businesses from their respective dates of acquisition. The following reflects the allocation of the aggregate purchase prices for the fiscal 2006 and 2007 acquisitions to the aggregate assets acquired and liabilities assumed:

	Fiscal 2006 Acquisition	Fiscal 2007 Acquisitions
Aggregate assets acquired and liabilities assumed:
Current assets, net	$—	$5,328
Property, plant and equipment	—	781
Goodwill	95	20,306
Intangible assets	—	6,541
Current liabilities	—	(1,694)
Non-current liabilities	—	(56)
Non-current deferred income taxes	—	(491)

	$95	$30,715

        The fiscal 2007 acquired intangible assets included trademarks and tradenames totaling $2,979 which have indefinite lives and are not subject to amortization for financial statement purposes, as well as intangible assets totaling $3,562 related to customer relationships, developed software and technology, trademarks and tradenames, which are being amortized over a period of 5 to 8 years for financial statement purposes. Acquired intangible assets of $5,259 related to the fiscal 2007 acquisitions are expected to be deductible for tax purposes over fifteen years. Goodwill, which is not subject to amortization for financial statement purposes, of $95 related to the fiscal 2006 acquisition and $18,158 related to the fiscal 2007 acquisitions is expected to be deductible for tax purposes over fifteen years (Note 7).

4. Accounts Receivable, net

        Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	September 30,
	2006	2007
Accounts receivable	$12,610	$13,738
Less allowances	(1,989)	(2,189)

	$10,621	$11,549

5. Inventories, net

        Inventories, net of reserves for slow moving, obsolete and/or damaged inventory, were comprised of the following:

	September 30,
	2006	2007
Raw materials	$11,712	$11,501
Work-in-process	6,415	6,063
Finished goods	11,104	14,497

	29,231	32,061
Less reserves	(1,902)	(1,800)

	$27,329	$30,261

6. Property, Plant and Equipment, net

        Property, plant and equipment, net, were comprised of the following:

		September 30,
	Estimated Useful Life in Years
		2006	2007
Land	—	$3,371	$3,436
Building	30	22,432	28,390
Leasehold improvements	1-7	2,657	3,096
Furniture, fixtures and equipment	3-10	38,705	43,400

		67,165	78,322
Less accumulated depreciation and amortization		(34,496)	(38,816)

		$32,669	$39,506

        At September 30, 2006 and 2007, the Company had no equipment under capital leases. Substantially all property, plant and equipment of the Company collateralized its debt obligations (Note 9).

        On January 20, 2006, the Company sold its 31,340 square foot building located in Park City, Utah for $4,500 in cash. At the time of sale, the building had a book value of $3,395. A gain of $1,105 ($680 after tax, or $0.06 per diluted share) was included in interest and other (income)/expense for the year ended September 30, 2006.

        On March 31, 2006, the Company purchased for $4,160 in cash, the Rapid Response Center in Ogden, Utah, which (when fully converted) will provide approximately 410,000 square feet of gross building space located on approximately 19.2 acres, which includes available land for expansion. The Rapid Response Center is the central facility where the Company is, and has been, consolidating operations, including raw material warehousing, manufacturing, packaging, distribution and administrative offices. The Company was previously leasing most of this facility. In connection with this purchase, property, plant and equipment totaling $15,595, which were previously classified as leasehold improvements, were reclassified to building and the estimated depreciable lives were revised to 30 years.

        Depreciation and amortization of property, plant and equipment totaled $3,971, $4,238 and $4,402 for the years ended September 30, 2005, 2006 and 2007, respectively.

7. Goodwill and Intangible Assets

        The changes in the carrying amount of goodwill for the years ended September 30, 2005, 2006 and 2007 were as follows:

Goodwill
Balance as of October 1, 2004	$14,108
Goodwill acquired during the year	4,369
Purchase accounting adjustments related to prior acquisitions	(90)

Balance as of September 30, 2005	18,387
Goodwill acquired during the year	95
Purchase accounting adjustments related to prior acquisitions	(116)

Balance as of September 30, 2006	18,366
Goodwill acquired during the year	20,306
Foreign currency translation adjustment	306

Balance as of September 30, 2007	$38,978

        The carrying amounts of intangible assets at September 30, 2006 and 2007 were as follows:

	September 30, 2006			September 30, 2007
							Weighted- Average Amortization Period (Years)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Trademarks/tradenames/patents	$361	$(284)	$77	$444	$(324)	$120	5
Customer relationships	—	—	—	2,943	(209)	2,734	6
Devloped software and technology	—	—	—	772	(142)	630	5

	361	(284)	77	4,159	(675)	3,484
Intangible assets not subject to amortization:
Trademarks/tradenames/licenses	6,678	—	6,678	9,269	—	9,269

	$7,039	$(284)	$6,755	$13,428	$(675)	$12,753

        Aggregate amortization expense related to intangible assets subject to amortization totaled $377, $289 and $391 for the years ended September 30, 2005, 2006 and 2007, respectively.

        During the year ended September 30, 2007, the Company recorded a non-cash intangible asset impairment charge of $450 ($279 after tax, or $0.02 per diluted share) in accordance with SFAS 142 related to the re-branding of certain health food stores. The charge represented the entire carrying amount of trademark and tradename intangible assets related to the Company's health food stores. The Company believes that this re-branding will assist in improved consistency of marketing and promotional programs for its health food stores.

        Estimated amortization expense related to intangible assets subject to amortization is as follows:

Year Ending September 30,	Estimated Amortization Expense
2008	$628
2009	624
2010	617
2011	611
2012	454
Thereafter	550

$3,484

8. Accrued Expenses

        Accrued expenses were comprised of the following:

	September 30,
	2006	2007
Employee payroll, taxes, benefits and performance incentives	$3,822	$4,131
Other accrued expenses	1,548	3,822

	$5,370	$7,953

9. Long-Term Debt

        Long-term debt was comprised of the following:

	September 30,
	2006	2007
Revolving Credit Facility	$2,500	$20,000

        On January 28, 2002, the Company entered into a five-year, sixty million dollar reducing revolving credit facility. On September 7, 2006, the Company amended this revolving credit facility (the "Amended Credit Agreement"). The Amended Credit Agreement extends the term of the credit facility to September 2011, resets the available credit borrowings to sixty million with no automatic reductions and provides an accordion feature which can increase the available credit borrowings to ninety million, subject to approval by the lenders and compliance with certain covenants and conditions. Deferred financing fees of $205 related to the Amended Credit Agreement were capitalized.

        At September 30, 2007, the Company had outstanding revolving credit borrowings of $20,000 under the Amended Credit Agreement. Borrowings under the Amended Credit Agreement are collateralized by substantially all assets of the Company. At the Company's election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At September 30, 2007, the applicable weighted-average interest rate for outstanding borrowings was 6.14%, exclusive of any interest rate swap agreements. The Company is also required to pay a variable quarterly fee on the unused balance under the Amended Credit Agreement. At September 30, 2007, the applicable rate was 0.18%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The Amended Credit Agreement matures on September 7, 2011, and the Company is required to repay all principal and interest outstanding under the Amended Credit Agreement on such date.

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

        On August 10, 2007, the Company entered into a one-year interest rate swap agreement covering $15,000 of the Company's outstanding revolving credit borrowings. The interest rate swap has an all-in fixed interest rate of 6.01% and was not designated as a hedge in accordance with SFAS 133. For the year ended September 30, 2007, the interest rate swap had an unfavorable change in fair value of $56, which was included as a component of interest and other (income)/expense in the Consolidated Statements of Operations.

10. Lease Commitments and Obligations

        The Company leases retail, office, storage and warehouse space under non-cancelable operating leases, the last of which expires during fiscal 2017; however, the Company has negotiated extension options in many cases. These operating leases require the Company to pay all taxes, insurance and maintenance.

        The following summarizes future minimum lease payments required under the Company's significant non-cancelable operating leases:

Year Ending September 30,	Minimum Lease Payments
2008	$3,013
2009	1,772
2010	1,421
2011	1,039
2012	599
Thereafter	197

$8,041

        Total rent expense incurred by the Company under significant non-cancelable operating leases was $2,038, $1,994 and $2,483 for the years ended September 30, 2005, 2006 and 2007, respectively.

11. Income Taxes

        The provision for income taxes was comprised of the following:

	Years Ended September 30,
	2005	2006	2007
Current:
Federal	$5,963	$6,994	$5,763
State	1,008	1,606	890
Deferred:
Federal	787	694	1,156
State	80	59	142

	$7,838	$9,353	$7,951

        A summary of the composition of net deferred income tax assets and liabilities was as follows:

	September 30,
	2006	2007
Current Deferred Income Tax Assets
Accounts receivable reserves	$767	$478
Inventory reserves	549	422
Accrued liabilities	455	696

	$1,771	$1,596

Non-Current Deferred Income Tax Assets and Liabilities, net
Goodwill and other intangible assets	$3,723	$1,471
Property, plant and equipment	1,380	1,442

	$5,103	$2,913

        The differences between income taxes at the statutory federal income tax rate and income taxes reported in the Consolidated Statements of Operations were as follows:

	Years Ended September 30,
	2005	2006	2007
Federal tax at statutory rate	$6,922	$8,502	$7,258
State taxes, net of federal benefit	756	1,180	729
Non-deductible expenses	138	143	169
Foreign sales benefit	(58)	(196)	(24)
Manufacturing benefit	—	(162)	(183)
Other	80	(114)	2

	$7,838	$9,353	$7,951

12. Capital Stock

        Description of Capital Stock—At September 30, 2006 and 2007, the Company had two authorized classes of stock: Common Stock and Preferred Stock, each with a par value of $0.01 per share. At September 30, 2006 and 2007, 5,000,000 shares of Preferred Stock were authorized with no shares issued or outstanding.

        Stock Options—During November 1994, the Company issued 301,164 options to certain key executives at an exercise price of $3.45, which was considered to be the estimated fair market value of the Common Stock on the date of grant. All of these options had been exercised prior to September 30, 2005.

        Stock Option Plans—During the year ended September 30, 1995, the Company's Board of Directors adopted the 1995 Stock Option Plan. This plan provided for granting options to purchase Common Stock to executives, employees and consultants of the Company and its subsidiaries. Grants under this plan vested over a period of four years and expired on the tenth anniversary of the date of grant. In aggregate, 225,873 shares were reserved for issuance under this plan. All of these options had been exercised prior to September 30, 2007.

        During the year ended September 30, 1998, the Company's Board of Directors adopted the 1998 Stock Incentive Plan. This plan provided for granting options to purchase Common Stock to executives, employees and consultants of the Company and its subsidiaries. Grants under this plan vested over a period of two to four years and expire no later than the tenth anniversary of the date of grant. In aggregate, 1,050,000 shares of Common Stock were reserved for issuance under this plan. On September 30, 2005, the Company granted options to purchase 77,500 shares of Common Stock under this plan to certain employees. These options vested immediately. As of September 30, 2007, options to purchase 710,963 shares of Common Stock were issued, outstanding and exercisable under this plan.

        During the year ended September 30, 1998, the Company's Board of Directors adopted the 1998 Non-Employee Director Stock Option Plan. This plan provided for granting options to purchase Common Stock to non-employee directors of the Company. Grants under this plan vested over a period of three years and expire no later than the tenth anniversary of the date of grant. In aggregate, 150,000 shares of Common Stock were reserved for issuance under this plan. As of September 30, 2007, options to purchase 40,000 shares of Common Stock were issued, outstanding and exercisable under this plan.

        On September 30, 2005, the Company accelerated the vesting of 139,250 options with exercise prices ranging from $10.18 to $12.32 previously granted under the Company's 1998 Stock Incentive Plan and 10,002 options with exercise prices of $11.53 previously granted under the Company's 1998 Non-Employee Director Stock Option Plan. As the Company did not expect any individual who received the benefit of option acceleration to terminate employment with the Company prior to the original vesting dates, no compensation expense was reflected in net income for the year ended September 30, 2005. This vesting acceleration eliminated the need for the Company to recognize compensation expense of approximately $539, net of tax, in the Company's Consolidated Statements of Operations during fiscal 2006 and 2007 as required by SFAS 123R. SFAS 123R requires companies to expense the value of all outstanding and unvested share-based payments at the time of adoption, including employee stock options and similar awards. The Company adopted SFAS 123R effective October 1, 2005.

        On September 30, 2005, the Company terminated the 1995 Stock Option Plan, the 1998 Stock Incentive Plan and the 1998 Non-Employee Director Stock Option Plan. After September 30, 2005, no new awards of any kind will be granted under any of these plans. However, the termination of these plans did not have any effect on outstanding options. Outstanding, vested options may be exercised any time prior to the expiration date of such award to the same extent such award would have been exercisable had the plans not been terminated.

        As of September 30, 2007, options to purchase an aggregate 750,963 shares of Common Stock were issued, outstanding and exercisable. The following table sets forth option activity under the 1995

Stock Option Plan, the 1998 Stock Incentive Plan, the 1998 Non-Employee Director Stock Option Plan and the options granted in November 1994 for the years ended September 30, 2005, 2006 and 2007:

	Number of Options	Average Price Per Share	Aggregate Option Price
Outstanding at October 1, 2004	948,727	$9.00	$8,542
Granted	77,500	14.22	1,102
Exercised	(117,460)	5.19	(610)
Forfeited or expired	(25,514)	9.57	(244)

Outstanding at September 30, 2005	883,253	9.95	8,790

Exercised	(6,367)	9.44	(60)
Forfeited or expired	(1,375)	17.50	(24)

Outstanding at September 30, 2006	875,511	9.94	8,706

Exercised	(123,398)	9.20	(1,135)
Forfeited or expired	(1,150)	17.50	(20)

Outstanding at September 30, 2007	750,963	$10.06	$7,551

        Options granted prior to the Company's initial public offering were issued at exercise prices that represented management's estimates of the fair market value of Common Stock at the respective grant dates. Options granted since the Company's initial public offering were issued at exercise prices that represented the quoted market price of Common Stock at the respective grant dates.

        The following table sets forth data related to exercise prices and lives for all issued, outstanding and exercisable options as of September 30, 2007, which include grants made under the 1998 Stock Incentive Plan and the 1998 Non-Employee Director Stock Option Plan:

	September 30, 2007
	Options Outstanding		Options Exercisable
Range of Exercise Prices	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
$2.43 - $5.00	277,817	$3.69	277,817	$3.69
(Avg. life: 3.5 years)
$9.30 - $14.22	335,481	12.27	335,481	12.27
(Avg. life: 5.9 years)
$17.50	137,665	17.50	137,665	17.50
(Avg. life: 0.3 years)

	750,963	$10.06	750,963	$10.06

        At September 30, 2007, the aggregate intrinsic value of stock options outstanding and exercisable was $3,867. The intrinsic value is the amount by which the market value of the underlying common stock exceeds the exercise price of the respective stock option.

        During the years ended September 30, 2005, 2006 and 2007, the Company received proceeds of $610, $60 and $1,135, respectively, related to the exercise of stock options and optionees realized aggregate pre-tax gains of $1,029, $31 and $843, respectively, from these stock option exercises.

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

        Share Purchase Program—Prior to fiscal 2006, the Company's Board of Directors approved a share purchase program authorizing the Company to buy up to 1,500,000 shares of Common Stock of the Company. During the year ended September 30, 2006, the Company's Board of Directors approved the addition of 1,000,000 shares to the Company's previously approved share purchase program. Under this program, the Company purchased 471,713 shares during the year ended September 30, 2006 at an aggregate price of $6,811. All shares of Common Stock held in treasury during fiscal 2006 were retired prior to September 30, 2006. The Company made no repurchases of Common Stock during the year ended September 30, 2007. As of September 30, 2007, the Company was permitted to purchase up to 913,065 additional shares under its approved share purchase program.

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

        Net sales attributed to customers in the United States and foreign countries for the years ended September 30, 2005, 2006 and 2007 were as follows:

	Year Ended September 30,
	2005	2006	2007
United States	$135,389	$135,679	$139,156
Foreign countries	12,798	14,726	17,392

	$148,187	$150,405	$156,548

        Certain net sales attributed to customers in the United States are sold to customers who in turn may sell such products to customers in foreign countries while certain net sales attributed to customers in foreign countries are sold to customers who in turn may sell such products to customers in the United States.

14. Employee Benefit Plans

        401(k) Plan—The Company has a 401(k) defined contribution profit sharing plan that covers substantially all employees. Under the plan, employees may contribute up to 15% of their compensation subject to certain exceptions and limitations. In addition, employees who meet certain age requirements may contribute additional amounts permitted by law under the plan. The Company makes matching contributions to the plan up to the first 4% of employee contributions and is permitted to make discretionary contributions under the plan. The amounts contributed to the plan by the Company were $654, $636 and $691 for the years ended September 30, 2005, 2006 and 2007, respectively.

15. Supplemental Disclosure of Cash Flow Items

        Cash paid by the Company for interest was $384, $342 and $1,064 for the years ended September 30, 2005, 2006 and 2007, respectively. Cash paid by the Company for taxes was $4,496, $9,250 and $7,023 for the years ended September 30, 2005, 2006 and 2007, respectively.

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

        The Company, like any other retailer, distributor or manufacturer of products that are designed to be ingested, also faces inherent risk of exposure to product liability claims in the event that the use of its products results in injury. With respect to product liability claims, the Company has liability insurance; however, liability policies contain exclusions (such as those related to specific ingredients, including products containing kava, or types of claims) and there can be no assurance that such insurance will be adequate to cover all potential liabilities. In the event that the Company does not have adequate insurance or contractual indemnification from parties supplying raw materials or marketing its products, product liability related to defective products could have a material adverse effect on the Company.

        The Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the outcomes of individual regulatory and legal matters in which the Company is presently involved are not probable and no estimate can be made of the range of potential gains or losses. While incapable of estimation, in the opinion of management, the individual regulatory and legal matters in which it is involved are not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows. However, the aggregate liability of the Company arising from regulatory and legal proceedings related to these matters could have a material effect on the Company's financial position, results of operations or cash flows.

NUTRACEUTICAL INTERNATIONAL CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(dollars in thousands)
September 30, 2007
Deducted from related asset account:
Allowance for sales returns	$739	$6	$275	$168	$852
Allowance for doubtful accounts	1,250	77	196	186	1,337
Inventory reserve	1,902	1,275	438	1,815	1,800
September 30, 2006
Deducted from related asset account:
Allowance for sales returns	720	—	19	—	739
Allowance for doubtful accounts	1,170	210	—	130	1,250
Inventory reserve	1,984	925	39	1,046	1,902
September 30, 2005
Deducted from related asset account:
Allowance for sales returns	720	—	—	—	720
Allowance for doubtful accounts	1,013	237	115	195	1,170
Inventory reserve	1,871	450	167	504	1,984

EXHIBIT INDEX

Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation of Nutraceutical(1)
3.2	Form of By-laws of Nutraceutical(1)
4.1	Form of certificate representing Common Stock(1)
4.2	Amended and Restated Registration Agreement dated as of January 31, 1995 among Nutraceutical and certain of its stockholders(1)
10.1	Form of Indemnification Agreement(1)
10.2	1998 Stock Incentive Plan(1)
10.3	1998 Non-Employee Director Stock Option Plan(1)
10.4	Employee Stock Discount Purchase Plan(1)
10.5	Credit Agreement dated as of January 28, 2002 among Nutraceutical and its lenders(2)
10.6	1995 Stock Option Plan(3)
10.7	Form of Agreement for Stock Options granted under the 1998 Stock Incentive Plan and 1998 Non-Employee Director Stock Option Plan(4)
10.8	First Amendment to Credit Agreement dated as of September 7, 2006 among Nutraceutical and its lenders(5)
11.1	Computation of earnings per share The information required by Exhibit 11.1 is set forth on page F-5 of this Form 10-K.
21.1	Subsidiaries of Nutraceutical(6)
23.1	Consent of PricewaterhouseCoopers LLP(6)
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(6)
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(6)

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