Form 10-Q
period 2007-12-31
NUTRACEUTICAL INTERNATIONAL CORP
filed 2008-01-31
CIK 1050007

Use these links to rapidly review the document
INDEX

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2007

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

YES ☐ NO ☒

        At January 31, 2008, the registrant had 11,078,247 shares of common stock outstanding.

NUTRACEUTICAL INTERNATIONAL CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	September 30, 2007(1)	December 31, 2007
ASSETS
Current assets
Cash	$4,605	$3,482
Accounts receivable, net	11,549	12,016
Inventories, net	30,261	31,016
Prepaid expenses and other current assets	3,523	1,787
Deferred income taxes	1,596	1,603

Total current assets	51,534	49,904
Property, plant and equipment, net	39,506	42,367
Goodwill	38,978	39,066
Intangible assets, net	12,753	12,596
Other non-current assets, net	718	653
Deferred income taxes, net	2,913	2,649

Total assets	$146,402	$147,235

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$12,322	$11,637
Accrued expenses	7,953	6,088

Total current liabilities	20,275	17,725
Long-term debt	20,000	21,000
Other non-current liabilities	208	227

Total liabilities	40,483	38,952

Stockholders' equity
Common stock	111	111
Additional paid-in capital	34,135	33,285
Retained earnings (Note 10)	70,812	74,056
Accumulated other comprehensive income	861	831

Total stockholders' equity	105,919	108,283

Total liabilities and stockholders' equity	$146,402	$147,235

    (1)
    The condensed consolidated balance sheet as of September 30, 2007 has been prepared using information from the audited financial statements at that date.

    The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended December 31,
	2006	2007
Net sales	$35,848	$41,086
Cost of sales	16,324	18,773

Gross profit	19,524	22,313
Operating expenses
Selling, general and administrative	13,922	16,628
Amortization of intangible assets	46	167

Income from operations	5,556	5,518
Interest and other (income)/expense, net	144	380

Income before provision for income taxes	5,412	5,138
Provision for income taxes	2,057	1,927

Net income	$3,355	$3,211
Other comprehensive income/(loss)
Foreign currency translation adjustment, net of tax	(6)	(30)

Comprehensive income	$3,349	$3,181

Net income per common share
Basic	$0.30	$0.29
Diluted	0.30	0.28
Weighted average common shares outstanding
Basic	11,015,967	11,123,792
Dilutive effect of stock options	196,318	146,297

Diluted	11,212,285	11,270,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Three months ended December 31,
	2006	2007
Cash flows from operating activities
Net income	$3,355	$3,211
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,101	1,312
Amortization of deferred financing fees	14	14
Losses on disposals of property and equipment	2	1
Deferred income taxes	295	299
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net	824	(460)
Inventories, net	1,474	(738)
Prepaid expenses and other current assets	849	1,736
Other non-current assets, net	2	26
Accounts payable	(262)	(685)
Accrued expenses	(247)	(1,887)
Other non-current liabilities	(52)	10

Net cash provided by operating activities	7,355	2,839

Cash flows from investing activities
Acquisitions of businesses, net of cash acquired	(11,390)	(97)
Purchases of property and equipment	(2,233)	(4,007)

Net cash used in investing activities	(13,623)	(4,104)

Cash flows from financing activities
Proceeds from long-term debt	9,000	1,500
Payments on long-term debt	(2,000)	(500)
Proceeds from issuances of common stock	78	8
Purchases of common stock for treasury	—	(858)
Tax benefit from stock option exercises	5	—

Net cash provided by financing activities	7,083	150

Effect of exchange rate changes on cash	(8)	(8)

Net increase (decrease) in cash	807	(1,123)
Cash at beginning of period	2,834	4,605

Cash at end of period	$3,641	$3,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in thousands, except per share data)

1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) to present fairly the consolidated financial position of Nutraceutical International Corporation and its subsidiaries (the "Company") as of December 31, 2007, the results of their operations and cash flows for the three months ended December 31, 2006 and 2007, in conformity with accounting principles generally accepted in the United States of America for interim financial information applied on a consistent basis. Results for the three months ended December 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Accordingly, these financial statements should be read in conjunction with the Company's Form 10-K for the Fiscal Year Ended September 30, 2007, which was filed with the Securities and Exchange Commission on November 29, 2007.

2. ACCOUNTS RECEIVABLE, NET

        Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	September 30, 2007	December 31, 2007
Accounts receivable	$13,738	$14,298
Less allowances	(2,189)	(2,282)

	$11,549	$12,016

3. INVENTORIES, NET

        Inventories, net of reserves for slow moving, obsolete and/or damaged inventory, were comprised of the following:

	September 30, 2007	December 31, 2007
Raw materials	$11,501	$12,106
Work-in-process	6,063	6,169
Finished goods	14,497	14,558

	32,061	32,833
Less reserves	(1,800)	(1,817)

	$30,261	$31,016

4. ACQUISITIONS

        On December 12, 2007, the Company acquired certain assets of Dowd and Rogers, Inc. for $97 in cash. Dowd and Rogers, Inc. manufactures and markets a line of gluten-free cake mixes. This

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

4. ACQUISITIONS (Continued)

acquisition, which is in keeping with the Company's business strategy of consolidating the fragmented industry in which it competes, was accounted for using the purchase method of accounting with $24 allocated to current assets and $73 allocated to goodwill.

        The goodwill of $73, which is not subject to amortization for financial statement purposes, is expected to be deductible for tax purposes over fifteen years.

5. GOODWILL

        The change in the carrying amount of goodwill from September 30, 2007 to December 31, 2007 was as follows:

Goodwill
Balance as of September 30, 2007	$38,978
Goodwill attributable to fiscal 2008 first quarter acquisition	73
Purchase accounting adjustments related to prior acquisitions	23
Foreign currency translation adjustment	(8)

Balance as of December 31, 2007	$39,066

6. INTANGIBLE ASSETS

        The carrying amounts of intangible assets at September 30, 2007 and December 31, 2007 were as follows:

	September 30, 2007			December 31, 2007
							Weighted- Average Amortization Period (Years)
	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount
Intangible assets subject to amortization:
Trademarks/trade names/patents	$444	$(324)	$120	$466	$(335)	$131	5
Customer relationships	2,943	(209)	2,734	2,934	(327)	2,607	6
Developed software and technology	772	(142)	630	772	(180)	592	5

	4,159	(675)	3,484	4,172	(842)	3,330
Intangible assets not subject to amortization:
Trademarks/trade names/licenses	9,269	—	9,269	9,266	—	9,266

	$13,428	$(675)	$12,753	$13,438	$(842)	$12,596

(1)
Amounts include the impact of foreign currency translation adjustments.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

6. INTANGIBLE ASSETS (Continued)

        Estimated future amortization expense related to the December 31, 2007 net carrying amount of $3,330 for intangible assets subject to amortization is as follows:

Year Ending September 30,	Estimated Amortization Expense
2008(1)	$625
2009	629
2010	622
2011	588
2012	445
Thereafter	421

$3,330

    (1)
    Estimated amortization expense for the year ending September 30, 2008 includes only amortization to be recorded after December 31, 2007.

7. SHARE REPURCHASES

        During the three months ended December 31, 2007, the Company purchased 67,731 shares of common stock for an aggregate price of $858, which shares were held in treasury until being retired on December 31, 2007. There were no shares repurchased or retired during the three months ended December 31, 2006. As of December 31, 2007, the Company was permitted to purchase up to 845,334 additional shares under its approved purchase plan.

8. STOCK OPTIONS

        The following table summarizes stock option activity during the three months ended December 31, 2007:

	Number of Options	Weighted-Average Exercise Price
Options outstanding and exercisable at September 30, 2007	750,963	$10.06
Forfeited or expired	(26,800)	17.50

Options outstanding and exercisable at December 31, 2007	724,163	$9.78

        Options to purchase common stock of 138,815 and 163,365 at December 31, 2006 and 2007, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of these stock options were greater than the average share price of the Company's common stock and, therefore, the effect would have been antidilutive.

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

        Net sales attributed to customers in the United States and foreign countries for the three months ended December 31, 2006 and 2007 were as follows:

	Three months ended December 31,
	2006	2007
United States	$32,415	$35,866
Foreign countries	3,433	5,220

	$35,848	$41,086

        Certain net sales attributed to customers in the United States are sold to customers who in turn may sell such products to customers in foreign countries while certain net sales attributed to customers in foreign countries are sold to customers who in turn may sell such products to customers in the United States.

10. INCOME TAXES

        The Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48") in June 2006. FIN 48 provides specific guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. The Company adopted FIN 48 as of October 1, 2007. As a result of the adoption of FIN 48, the Company recognized a $33 decrease in the liability for unrecognized tax benefits, which was recorded as an increase to the October 1, 2007 balance of retained earnings in accordance with the provisions of FIN 48.

        As of October 1, 2007, the Company's liability related to unrecognized tax benefits was $169. Of this amount, approximately $155 would impact the Company's effective tax rate, if recognized. The Company also had $29 in accrued interest at October 1, 2007 related to unrecognized tax benefits. There were no significant changes in the Company's unrecognized tax benefits during the quarter ended December 31, 2007 and the Company does not anticipate any significant changes in unrecognized tax benefits during the next twelve months. The liability related to unrecognized tax benefits was recorded as a component of other non-current liabilities in the Company's Condensed Consolidated Balance Sheets. Interest and penalties related to unrecognized tax benefits are recorded as a component of interest and other (income)/expense in the Company's Condensed Consolidated Statements of Operations and Comprehensive Income.

        The Company files income tax returns in the United States ("U.S.") federal jurisdiction, various U.S. state jurisdictions and certain foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for fiscal years before 2004. The Company is no longer subject to examination in any U.S. state jurisdiction or foreign jurisdiction for fiscal years prior to 2002.

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

        We sell branded nutritional supplements and other natural products under the trademarks Solaray®, VegLife®, KAL®, Nature's Life®, Sunny Green®, Action Labs®, Natural Balance®, NaturalMax®, bioAllers®, Herbs for Kids™, Natra-Bio®, NaturalCare®, Zand®, Life-flo®, Larenim®, Living Flower Essences®, Pioneer®, Thompson®, Natural Sport®, Supplement Training Systems®, Premier One®, Montana Big Sky™, ActiPet®, FunFresh Foods™, Dowd & Rogers™, CompliMed®, AllVia™, Healthway®, Body Gold®, Sayge BioSciences™, Monarch Nutritional Laboratories™ and Great Basin Botanicals™. Under the name Woodland Publishing™, we publish, print and market a line of books and booklets to, among others, book distributors, national retail bookstores and health and natural food stores. We also distribute branded products of certain third parties.

        We own neighborhood natural food markets, which operate under the trade names The Real Food Company ™, Thom's Natural Foods™ and Cornucopia Community Market™. We also own health food stores, which operate under the trade names Fresh Vitamins™, Granola's™ and Pilgrim's Natureway™.

        We were formed in 1993 by senior management and Bain Capital, Inc. to effect a consolidation strategy in the fragmented vitamin, mineral, herbal and other nutritional supplements industry (the "VMS Industry"). Since our formation, we have completed twenty-four acquisitions of assets or stock. As a result of acquisitions, internal growth and cost management, we believe that we are well positioned to continue to capitalize on acquisition opportunities that arise in the VMS Industry.

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

        We evaluate the recoverability of our property, plant and equipment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We review property, plant and equipment for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability of the asset by comparison of its carrying amount to the future undiscounted cash flows we expect the asset to generate. If we consider the asset to be impaired, we measure the amount of any impairment as the difference between the carrying amount and the fair value of the impaired asset.

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

Results of Operations

        The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended December 31,
	2006	2007
Net sales	100.0%	100.0%
Cost of sales	45.5%	45.7%

Gross profit	54.5%	54.3%
Selling, general and administrative	38.8%	40.5%
Amortization of intangible assets	0.2%	0.4%

Income from operations	15.5%	13.4%
Interest and other (income)/expense, net	0.4%	0.9%

Income before provision for income taxes	15.1%	12.5%
Provision for income taxes	5.7%	4.7%

Net income	9.4%	7.8%

EBITDA(1)	18.6%	16.6%

    (1)
    See "—EBITDA."

Comparison of the Three Months Ended December 31, 2007 to the Three Months Ended December 31, 2006

        Net Sales.    Net sales increased by $5.3 million, or 14.6%, to $41.1 million for the three months ended December 31, 2007 ("first quarter of fiscal 2008") from $35.8 million for the three months ended December 31, 2006 ("first quarter of fiscal 2007"). Net sales of branded nutritional supplements and other natural products increased by $5.2 million, or 16.6%, to $36.8 million for the first quarter of fiscal 2008 compared to $31.6 million for the first quarter of fiscal 2007. The increase in net sales of branded nutritional supplements and other natural products was primarily related to the net sales contributions of the six businesses acquired during fiscal 2007, three of which were acquired subsequent to December 31, 2006, partially offset by a slight decrease in sales of branded products to certain customers. Other net sales remained relatively flat at $4.3 million for the first quarter of fiscal 2008 compared to $4.2 million for the first quarter of fiscal 2007. Management believes that the VMS Industry continues to have low growth rates and remains very competitive.

        Gross Profit.    Gross profit increased by $2.8 million, or 14.3%, to $22.3 million for the first quarter of fiscal 2008 from $19.5 million for the first quarter of fiscal 2007. This increase in gross profit was primarily attributable to the increase in net sales. As a percentage of net sales, gross profit remained relatively flat at 54.3% for the first quarter of fiscal 2008 compared to 54.5% for the first quarter of fiscal 2007.

        Selling, General and Administrative.    Selling, general and administrative expenses increased by $2.7 million, or 19.4%, to $16.6 million for the first quarter of fiscal 2008 from $13.9 million for the first quarter of fiscal 2007. As a percentage of net sales, selling, general and administrative expenses increased to 40.5% for the first quarter of fiscal 2008 compared to 38.8% for the first quarter of fiscal 2007. This increase in selling, general and administrative expenses was primarily attributable to operational and transition costs related to the six businesses acquired in fiscal 2007. Additionally, increased costs associated with labor and labor-related costs, building rents and insurance impacted us during the first quarter of fiscal 2008.

        Amortization of Intangibles.    Amortization of intangibles was $0.2 million for the first quarter of fiscal 2008 compared to approximately $0.1 million for the first quarter of fiscal 2007. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

        Interest and Other (Income)/Expense, Net.    Net interest and other (income)/expense was $0.4 million for the first quarter of fiscal 2008 and $0.1 million for the first quarter of fiscal 2007 and primarily consisted of interest expense on indebtedness under our revolving credit facility, with the increase being primarily related to borrowings for the fiscal 2007 acquired businesses.

        Provision for Income Taxes.    Our effective tax rate was 37.5% for the first quarter of fiscal 2008 and 38.0% for the first quarter of fiscal 2007. In each period, our effective tax rate was higher than the federal statutory rate primarily due to state taxes.

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

        The following table sets forth a reconciliation of net income to EBITDA for each period included herein:

	Three Months Ended December 31,
	2006	2007
Net income	$3,355	$3,211
Provision for income taxes	2,057	1,927
Interest and other (income)/expense, net(1)	144	380
Depreciation and amortization	1,101	1,312

EBITDA	$6,657	$6,830

    (1)
    Includes amortization of deferred financing fees and losses associated with fixed asset disposals.

        Our EBITDA increased to $6.8 million for the first quarter of fiscal 2008 from $6.7 million for the first quarter of fiscal 2007. EBITDA as a percentage of net sales decreased to 16.6% for the first quarter of fiscal 2008 from 18.6% for the first quarter of fiscal 2007.

Seasonality

        We believe that our business is characterized by minor seasonality. However, sales to any particular customer or sales of any particular product can vary substantially from one quarter to the next based on such factors as industry trends, timing of promotional discounts, international economic conditions and acquisition-related activities. Excluding the effect of acquisitions, we have historically recorded higher branded products sales volume during the second fiscal quarter (January thru March) due to increased interest in health-related products among consumers following the holiday season.

Liquidity and Capital Resources

        We had working capital of $32.2 million as of December 31, 2007 compared to $31.3 million as of September 30, 2007. This increase in working capital was primarily the result of increases in accounts receivable and inventories and decreases in accounts payable and accrued expenses, partially offset by decreases in cash and prepaid expenses and other current assets.

        Net cash provided by operating activities for the three months ended December 31, 2007 was $2.8 million compared to $7.4 million for the comparable period in fiscal 2007. This decrease in net cash provided by operating activities for the three months ended December 31, 2007 was primarily attributable to a decrease in cash due to changes in assets and liabilities, net of effects of acquisitions.

        Net cash used in investing activities was $4.1 million for the three months ended December 31, 2007 compared to $13.6 million for the comparable period in fiscal 2007. Our investing activities during theses periods consisted of acquisitions of businesses and capital expenditures.

        On December 12, 2007, we acquired certain assets of Dowd and Rogers, Inc. for $0.1 million in cash. Dowd and Rogers, Inc. manufactures and markets a line of gluten-free cake mixes. In comparison, we acquired three businesses during the first quarter of fiscal 2007 for a total of $11.4 million in cash. The expected long-term sales and expense synergies of acquired businesses are generally not realized immediately following acquisition as certain transition and integration matters must be completed.

        Capital expenditures during these periods related primarily to building improvements related to facility consolidation efforts, distribution and manufacturing equipment and information systems.

        Net cash provided by financing activities was $0.2 million for the three months ended December 31, 2007 compared to $7.1 million for the comparable period in fiscal 2007. During these periods, financing activities primarily related to borrowings and repayments under our revolving credit facility, purchases of common stock for treasury and proceeds from the issuance of common stock related to stock option exercises and the direct stock purchase plan.

        In October 2007, we registered a direct stock purchase plan with the Securities and Exchange Commission. The purpose of this direct stock purchase plan is to provide a convenient way for existing stockholders, as well as new investors, to purchase shares of our common stock. A total of 1,500,000 shares of our common stock were registered under the plan with 595 shares purchased during the three months ended December 31, 2007.

        Our current revolving credit facility has available credit borrowings of $60.0 million with no automatic reductions and provides an accordion feature which can increase the available credit borrowings to $90.0 million, subject to approval by the lenders and compliance with certain covenants and conditions.

        At December 31, 2007, we had outstanding revolving credit borrowings of $21.0 million. Borrowings under the revolving credit facility are collateralized by certain of our assets. At our election, borrowings under the revolving credit facility bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At December 31, 2007, the applicable weighted-average interest rate for outstanding borrowings was 5.77%, exclusive of any interest rate swap agreements. We are also required to pay a variable quarterly fee on the unused balance under the revolving credit facility. At December 31, 2007, the applicable rate was 0.18%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The revolving credit facility matures on September 7, 2011, and we are required to repay all principal outstanding under the revolving credit facility on such date.

        The revolving credit facility contains restrictive covenants, including limitations on incurring certain other indebtedness and requirements that we maintain certain financial ratios. As of December 31, 2007, we were in compliance with the restrictive covenants. Upon the occurrence of a default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring us to repay all amounts outstanding under the revolving credit facility.

        On August 10, 2007, we entered into a one-year interest rate swap agreement covering $15.0 million of our outstanding revolving credit borrowings. The interest rate swap has an all-in fixed interest rate of 6.01% and was not designated as a hedge in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). For the three months ended December 31, 2007, the interest rate swap had an unfavorable change in fair value of $35 thousand, which was included as a component of interest and other (income)/expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

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

        Our significant non-cancelable contractual obligations as of December 31, 2007 were as follows:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(dollars in thousands)
Revolving credit facility	$21,000	$—	$—	$21,000	$—
Interest on revolving credit facility(a)	4,857	1,332	2,620	905	—
Operating leases	7,938	2,960	3,572	1,322	84

Total	$33,795	$4,292	$6,192	$23,227	$84

(a)
Represents estimated interest obligations associated with our outstanding revolving credit facility balance of $21.0 million at December 31, 2007, assuming no principal payments are made before maturity, a weighted-average interest rate of 5.77% and an underutilization fee rate of 0.18%, offset by a one-year interest rate swap covering $15.0 million of our outstanding revolving credit borrowings at an all-in fixed rate of 6.01%.

New Accounting Standards

        The Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48") in June 2006. FIN 48 provides specific guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. We adopted FIN 48 as of October 1, 2007. As a result of the adoption of FIN 48, we recognized a $33 decrease in the liability for unrecognized tax benefits, which was recorded as an increase to the October 1, 2007 balance of retained earnings in accordance with the provisions of FIN 48.

        As of October 1, 2007, our liability related to unrecognized tax benefits was $169 thousand. Of this amount, approximately $155 thousand would impact our effective tax rate, if recognized. We also had $29 thousand in accrued interest at October 1, 2007 related to unrecognized tax benefits. There were no significant changes in our unrecognized tax benefits during the quarter ended December 31, 2007 and we do not anticipate any significant changes in unrecognized tax benefits during the next twelve months. The liability related to unrecognized tax benefits was recorded as a component of other non-current liabilities in our Condensed Consolidated Balance Sheets. Interest and penalties related to unrecognized tax benefits are recorded as a component of interest and other (income)/expense in our Condensed Consolidated Statements of Operations and Comprehensive Income.

        We file income tax returns in the United States ("U.S.") federal jurisdiction, various U.S. state jurisdictions and certain foreign jurisdictions. We are no longer subject to U.S. federal tax examinations for fiscal years before 2004. We are no longer subject to examination in any U.S. state jurisdiction or foreign jurisdiction for fiscal years prior to 2002.

        In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In November 2007, the FASB decided to postpone for one year the effective date of SFAS 157 for other non-financial assets and liabilities. SFAS 157 is effective for us as of October 1, 2008 for financial items and October 1, 2009 for other non-financial assets and liabilities. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial statements.

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

        In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (Revised 2007), Business Combinations ("SFAS 141(R)"). SFAS 141(R) addresses fair value accounting and the related disclosure for assets and liabilities acquired in a business combination. SFAS 141(R) is effective for our 2010 fiscal year. We are currently evaluating the impact this standard may have on business acquisitions we may complete after September 30, 2009.

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

Forward-Looking Statements

        This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date this Form 10-Q was first filed with the SEC. Important factors that may cause results to differ from these forward-looking statements include, but are not limited to, government regulations, product liability claims and litigation, insurance coverage issues, a decrease in or slowing of the growth rate of the vitamin, mineral and supplement market, the success of the healthy foods channel, consumer perception of the safety and quality of our products and similar products, competition, intellectual property rights of other parties, the loss of key personnel, disruptions from acquisitions, issues with obtaining raw materials of adequate quality or quantity, problems with information management systems, manufacturing efficiencies and operations, litigation generally, the volatility of the stock market generally and of our stock specifically, a general lack of adequate industry analyst coverage, and other factors indicated from time to time in our SEC reports, copies of which are available upon request from our investor relations group or which may be obtained at the SEC's website (www.sec.gov).

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        At our election, borrowings under our revolving credit facility bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At December 31, 2007, the applicable weighted-average interest rate for borrowings was 5.77% and we had total borrowings outstanding of $21.0 million.

        On August 10, 2007, we entered into a one-year interest rate swap agreement covering $15.0 million of our outstanding revolving credit borrowings. The interest rate swap has an all-in fixed interest rate of 6.01% and was not designated as a hedge in accordance with SFAS 133. For the three months ended December 31, 2007, the interest rate swap had an unfavorable change in fair value of $35 thousand, which was included as a component of interest and other (income)/expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

        With respect to our international operations, we are subject to currency fluctuations; however, we do not believe that these fluctuations would have a material adverse impact on our financial position because the majority of our net sales to foreign countries are transacted in U.S. dollars. Net sales to foreign countries not transacted in U.S. dollars include sales to customers in Norway, Canada, the U.K. and Japan. To date, we have not hedged any of our potential foreign currency exposures.

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

        We carry insurance coverage in the types and amounts that we consider reasonably adequate to cover the risks we face in the industry in which we compete. However, our current liability policy excludes claims related to certain ingredients, including products containing kava.

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

Item 1A.    Risk Factors

        There have been no material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        We did not sell any unregistered equity securities during the period covered by this Form 10-Q for the Quarterly Period Ended December 31, 2007.

        Under our approved share purchase program, we are authorized to buy up to 2,500,000 shares of our common stock, of which 845,334 shares may yet be purchased as of December 31, 2007. The shares available for purchase at December 31, 2007 have no expiration date. Purchases under this program during the three months ended December 31, 2007 occurred in December as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
12/1/07 to 12/31/07	67,731	$12.67	67,731	845,334

Item 6.    Exhibits

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEUTICAL INTERNATIONAL CORPORATION (Registrant)
Date: January 31, 2008	By:	/s/ CORY J. MCQUEEN Cory J. McQueen Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)