Form 10-Q
period 2008-03-31
NUTRACEUTICAL INTERNATIONAL CORP
filed 2008-05-01
CIK 1050007

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the Quarterly Period Ended March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        At May 1, 2008, the registrant had 10,991,306 shares of common stock outstanding.

NUTRACEUTICAL INTERNATIONAL CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	September 30, 2007(1)	March 31, 2008
ASSETS
Current assets
Cash	$4,605	$3,737
Accounts receivable, net	11,549	15,298
Inventories, net	30,261	32,770
Prepaid expenses and other current assets	3,523	2,722
Deferred income taxes	1,596	1,536

Total current assets	51,534	56,063
Property, plant and equipment, net	39,506	47,245
Goodwill	38,978	41,068
Intangible assets, net	12,753	13,873
Other non-current assets, net	718	635
Deferred income taxes, net	2,913	2,157

Total assets	$146,402	$161,041

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$12,322	$13,997
Accrued expenses	7,953	7,289

Total current liabilities	20,275	21,286
Long-term debt	20,000	27,500
Other non-current liabilities	208	229

Total liabilities	40,483	49,015

Stockholders' equity
Common stock	111	110
Additional paid-in capital	34,135	32,237
Retained earnings (Note 10)	70,812	78,408
Accumulated other comprehensive income	861	1,271

Total stockholders' equity	105,919	112,026

Total liabilities and stockholders' equity	$146,402	$161,041

(1)
The condensed consolidated balance sheet as of September 30, 2007 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2007	2008	2007	2008
Net sales	$42,104	$44,446	$77,952	$85,532
Cost of sales	18,980	19,930	35,304	38,703

Gross profit	23,124	24,516	42,648	46,829
Operating expenses
Selling, general and administrative	16,036	16,978	29,958	33,606
Amortization of intangible assets	63	170	109	337

Income from operations	7,025	7,368	12,581	12,886
Interest and other (income)/expense, net	318	405	462	785

Income before provision for income taxes	6,707	6,963	12,119	12,101
Provision for income taxes	2,548	2,611	4,605	4,538

Net income	$4,159	$4,352	$7,514	$7,563
Other comprehensive income/(loss)
Foreign currency translation adjustment, net of tax	25	440	19	411

Comprehensive income	$4,184	$4,792	$7,533	$7,974

Net income per common share
Basic	$0.38	$0.39	$0.68	$0.68
Diluted	0.37	0.39	0.67	0.67
Weighted average common shares outstanding
Basic	11,018,748	11,039,703	11,017,342	11,081,978
Dilutive effect of stock options	221,917	136,648	209,118	141,472

Diluted	11,240,665	11,176,351	11,226,460	11,223,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Six months ended March 31,
	2007	2008
Cash flows from operating activities
Net income	$7,514	$7,563
Adjustments to reconcile net income to net cash provided by
operating activities
Depreciation and amortization	2,265	2,742
Amortization of deferred financing fees	28	28
Losses on disposals of property and equipment	4	3
Deferred income taxes	612	879
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net	(2,818)	(3,296)
Inventories, net	2,283	(333)
Prepaid expenses and other current assets	(580)	865
Other non-current assets, net	(3)	(390)
Accounts payable	1,254	1,675
Accrued expenses	(417)	(378)
Other non-current liabilities	(49)	12

Net cash provided by operating activities	10,093	9,370

Cash flows from investing activities
Acquisitions of businesses, net of cash acquired	(20,064)	(5,869)
Purchases of property and equipment	(4,221)	(10,039)

Net cash used in investing activities	(24,285)	(15,908)

Cash flows from financing activities
Proceeds from long-term debt	20,500	10,000
Payments on long-term debt	(6,000)	(2,500)
Proceeds from issuances of common stock	86	209
Purchases of common stock for treasury	—	(2,120)
Tax benefit from stock option exercises	18	12

Net cash provided by financing activities	14,604	5,601

Effect of exchange rate changes on cash	(7)	69

Net increase (decrease) in cash	405	(868)
Cash at beginning of period	2,834	4,605

Cash at end of period	$3,239	$3,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in thousands, except per share data)

1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) to present fairly the consolidated financial position of Nutraceutical International Corporation and its subsidiaries (the "Company") as of March 31, 2008, the results of their operations for the three months and six months ended March 31, 2007 and 2008 and their cash flows for the six months ended March 31, 2007 and 2008, in conformity with accounting principles generally accepted in the United States of America for interim financial information applied on a consistent basis. Results for the three and six months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year.

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

2. ACCOUNTS RECEIVABLE, NET

        Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	September 30, 2007	March 31, 2008
Accounts receivable	$13,738	$17,514
Less allowances	(2,189)	(2,216)

	$11,549	$15,298

3. INVENTORIES, NET

        Inventories, net of reserves for slow moving, obsolete and/or damaged inventory, were comprised of the following:

	September 30, 2007	March 31, 2008
Raw materials	$11,501	$13,332
Work-in-process	6,063	6,673
Finished goods	14,497	14,576

	32,061	34,581
Less reserves	(1,800)	(1,811)

	$30,261	$32,770

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

4. ACQUISITIONS

        On March 20, 2008, the Company acquired the Health from the Sun® brand of dietary supplement products by purchasing selected assets of Arkopharma, LLC.

        The aggregate purchase price of this acquisition was $5,772 in cash. The Consolidated Statements of Operations and Consolidated Statements of Cash Flows presented herein include the activities of this acquired business from the date of acquisition. The expected long-term sales and expense synergies of acquired businesses are generally not realized immediately following acquisition as certain transition and integration matters must be completed.

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

Current assets	$2,690
Property, plant & equipment	108
Goodwill	1,772
Intangible assets	1,257
Current liabilities	(55)

$5,772

        The acquired intangible assets include trademarks and tradenames totaling $920 that have indefinite lives and are not subject to amortization, as well as intangible assets totaling $310 related to customer relationships and $27 related to distribution rights, which are being amortized over 9 years and 3 years, respectively. The acquired intangible assets of $1,257, as well as goodwill of $1,772, which is not subject to amortization for financial statement purposes, are expected to be deductible for tax purposes over fifteen years.

5. GOODWILL

        The change in the carrying amount of goodwill from September 30, 2007 to March 31, 2008 was as follows:

Goodwill
Balance as of September 30, 2007	$38,978
Goodwill attributable to fiscal 2008 acquisitions	1,845
Purchase accounting adjustments related to prior acquisitions	23
Foreign currency translation adjustment	222

Balance as of March 31, 2008	$41,068

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

6. INTANGIBLE ASSETS

        The carrying amounts of intangible assets at September 30, 2007 and March 31, 2008 were as follows:

	September 30, 2007			March 31, 2008
	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount	Weighted-Average Amortization Period (Years)
Intangible assets subject to amortization:
Trademarks/trade names/patents	$444	$(324)	$120	$473	$(345)	$128	5
Customer relationships/distribution rights	2,943	(209)	2,734	3,437	(481)	2,956	7
Developed software and technology	772	(142)	630	772	(219)	553	5

	4,159	(675)	3,484	4,682	(1,045)	3,637
Intangible assets not subject to amortization:
Trademarks/trade names/licenses	9,269	—	9,269	10,236	—	10,236

	$13,428	$(675)	$12,753	$14,918	$(1,045)	$13,873

(1)
Amounts include the impact of foreign currency translation adjustments.

        Estimated future amortization expense related to the March 31, 2008 net carrying amount of $3,637 for intangible assets subject to amortization is as follows:

Year Ending September 30,	Estimated Amortization Expense
2008(1)	$369
2009	734
2010	727
2011	716
2012	555
Thereafter	536

$3,637

    (1)
    Estimated amortization expense for the year ending September 30, 2008 includes only amortization to be recorded after March 31, 2008.

7. SHARE REPURCHASES

        During the three months ended March 31, 2008, the Company purchased 97,495 shares of common stock for an aggregate price of $1,262, which shares were held in treasury until being retired on March 31, 2008. During the six months ended March 31, 2008, the Company purchased and retired a total of 165,226 shares of common stock for an aggregate price of $2,120. There were no shares repurchased or retired during the six months ended March 31, 2007. As of March 31, 2008 the Company was permitted to purchase up to 747,839 additional shares under its approved purchase plan.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

8. STOCK OPTIONS

        The following table summarizes stock option activity during the six months ended March 31, 2008:

	Number of Options	Weighted-Average Exercise Price
Options outstanding and exercisable at September 30, 2007	750,963	$10.06
Exercised	(14,081)	10.65
Forfeited or expired	(149,065)	17.17

Options outstanding and exercisable at March 31, 2008	587,817	$8.24

        During the six months ended March 31, 2008, options to purchase 103,415 shares of common stock expired that were originally issued on February 20, 1998 and had an expiration of February 20, 2008.

        Options to purchase 138,665 and 52,500 shares of common stock for the three months ended March 31, 2007 and 2008, respectively, and options to purchase 138,740 and 107,933 shares of common stock for the six months ended March 31, 2007 and 2008, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of these stock options were greater than the average share price of the Company's common stock and, therefore, the effect would have been antidilutive.

        During the six months ended March 31, 2008, the Company received proceeds of $150 related to the exercise of stock options and optionees realized an aggregate pre-tax gain of $33 from these stock option exercises.

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

        Net sales attributed to customers in the United States and foreign countries for the three and six months ended March 31, 2007 and 2008 were as follows:

	Three months ended March 31,		Six months ended March 31,
	2007	2008	2007	2008
United States	$37,800	$38,943	$70,093	$74,809
Foreign countries	4,304	5,503	7,859	10,723

	$42,104	$44,446	$77,952	$85,532

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

9. OPERATING SEGMENTS (Continued)

        Certain net sales attributed to customers in the United States are sold to customers who in turn may sell such products to customers in foreign countries while certain net sales attributed to customers in foreign countries are sold to customers who in turn may sell such products to customers in the United States.

        The Company's net sales by product group for the three and six months ended March 31, 2007 and 2008 were as follows:

	Three months ended March 31,		Six months ended March 31,
	2007	2008	2007	2008
Branded nutritional supplements and other natural products	$37,753	$39,993	$69,339	$76,812
Other(1)	4,351	4,453	8,613	8,720

	$42,104	$44,446	$77,952	$85,532

(1)
Net sales for any other product or group of similar products are less than 10% of consolidated net sales.

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

        As of October 1, 2007, the Company's liability related to unrecognized tax benefits was $169. Of this amount, approximately $155 would impact the Company's effective tax rate, if recognized. The Company also had $29 in accrued interest at October 1, 2007 related to unrecognized tax benefits. There were no significant changes in the Company's unrecognized tax benefits during the three and six months ended March 31, 2008 and the Company does not anticipate any significant changes in unrecognized tax benefits during the remainder of fiscal 2008. The liability related to unrecognized tax benefits was recorded as a component of other non-current liabilities in the Company's Condensed Consolidated Balance Sheets. Interest and penalties related to unrecognized tax benefits are recorded as a component of interest and other (income)/expense in the Company's Condensed Consolidated Statements of Operations and Comprehensive Income.

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

        We sell branded nutritional supplements and other natural products under the trademarks Solaray®, VegLife®, KAL®, Nature's Life®, Sunny Green®, Action Labs®, Natural Balance®, NaturalMax®, bioAllers®, Herbs for Kids™, Natra-Bio®, NaturalCare®, Zand®, Health from the Sun®, Life-flo®, Larenim®, Living Flower Essences®, Pioneer®, Thompson®, Natural Sport®, Supplement Training Systems®, Premier One®, Montana Big Sky™, ActiPet®, FunFresh Foods™, Dowd & Rogers™, CompliMed®, AllVia™, Oakmont Labs®, Healthway®, Body Gold®, Sayge BioSciences™, Monarch Nutritional Laboratories™ and Great Basin Botanicals™. Under the name Woodland Publishing™, we publish, print and market a line of books and booklets to, among others, book distributors, national retail bookstores and health and natural food stores. We also distribute branded products of certain third parties.

        We own neighborhood natural food markets, which operate under the trade names The Real Food Company ™, Thom's Natural Foods™ and Cornucopia Community Market™. We also own health food stores, which operate under the trade names Fresh Vitamins™, Granola's™ and Pilgrim's Natureway™.

        We were formed in 1993 by senior management and Bain Capital, Inc. to effect a consolidation strategy in the fragmented vitamin, mineral, herbal and other nutritional supplements industry (the "VMS Industry"). Since our formation, we have completed twenty-five acquisitions of assets or stock. As a result of acquisitions, internal growth and cost management, we believe that we are well positioned to continue to capitalize on acquisition opportunities that arise in the VMS Industry.

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

Results of Operations

        The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2008	2007	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	45.1%	44.8%	45.3%	45.2%

Gross profit	54.9%	55.2%	54.7%	54.8%
Selling, general and administrative	38.1%	38.2%	38.4%	39.3%
Amortization of intangible assets	0.1%	0.4%	0.2%	0.4%

Income from operations	16.7%	16.6%	16.1%	15.1%
Interest and other (income)/expense, net	0.8%	0.9%	0.6%	1.0%

Income before provision for income taxes	15.9%	15.7%	15.5%	14.1%
Provision for income taxes	6.0%	5.9%	5.9%	5.3%

Net income	9.9%	9.8%	9.6%	8.8%

EBITDA(1)	19.4%	19.8%	19.0%	18.3%

(1)
See "—EBITDA."

Comparison of the Three Months Ended March 31, 2008 to the Three Months Ended March 31, 2007

        Net Sales.    Net sales increased by $2.3 million, or 5.6%, to $44.4 million for the three months ended March 31, 2008 ("second quarter of fiscal 2008") from $42.1 million for the three months ended March 31, 2007 ("second quarter of fiscal 2007"). Net sales of branded nutritional supplements and other natural products increased by $2.2 million, or 5.9%, to $40.0 million for the second quarter of fiscal 2008 compared to $37.8 million for the second quarter of fiscal 2007. The increase in net sales of branded nutritional supplements and other natural products was primarily related to the net sales contributions of the six businesses acquired during fiscal 2007, two of which were acquired subsequent to March 31, 2007, partially offset by a slight decrease in sales volume of branded products to certain customers. The impact on net sales related to price changes was not material. Other net sales remained relatively flat at $4.4 million for the second quarter of fiscal 2008 compared to $4.3 million for the second quarter of fiscal 2007. Management believes that the VMS Industry continues to have low growth rates and remains very competitive.

        Gross Profit.    Gross profit increased by $1.4 million, or 6.0%, to $24.5 million for the second quarter of fiscal 2008 from $23.1 million for the second quarter of fiscal 2007. This increase in gross profit was primarily attributable to the increase in net sales. As a percentage of net sales, gross profit increased to 55.2% for the second quarter of fiscal 2008 compared to 54.9% for the second quarter of fiscal 2007. The increase in gross profit was primarily attributable to changes in sales mix related to the fiscal 2007 acquisitions.

        Selling, General and Administrative.    Selling, general and administrative expenses increased by $1.0 million, or 5.9%, to $17.0 million for the second quarter of fiscal 2008 from $16.0 million for the second quarter of fiscal 2007. As a percentage of net sales, selling, general and administrative expenses increased slightly to 38.2% for the second quarter of fiscal 2008 compared to 38.1% for the second quarter of fiscal 2007. This increase in selling, general and administrative expenses was primarily attributable to operational and transition costs related to the six businesses acquired in fiscal 2007.

        Amortization of Intangibles.    Amortization of intangibles was $0.2 million for the second quarter of fiscal 2008 compared to approximately $0.1 million for the second quarter of fiscal 2007. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

        Interest and Other (Income)/Expense, Net.    Net interest and other (income)/expense was $0.4 million for the second quarter of fiscal 2008 and $0.3 million for the second quarter of fiscal 2007 and primarily consisted of interest expense on indebtedness under our revolving credit facility, with the increase being primarily related to borrowings for the fiscal 2007 acquired businesses.

        Provision for Income Taxes.    Our effective tax rate was 37.5% for the second quarter of fiscal 2008 and 38.0% for the second quarter of fiscal 2007. In each period, our effective tax rate was higher than the federal statutory rate primarily due to state taxes.

Comparison of the Six Months Ended March 31, 2008 to the Six Months Ended March 31, 2007

        Net Sales.    Net sales increased by $7.5 million, or 9.7%, to $85.5 million for the six months ended March 31, 2008 from $78.0 million for the six months ended March 31, 2007. Net sales of branded nutritional supplements and other natural products increased by $7.4 million, or 10.8%, to $76.8 million for the six months ended March 31, 2008 compared to $69.4 million for the six months ended March 31, 2007. The increase in net sales of branded nutritional supplements and other natural products was primarily related to the net sales contributions of the six businesses acquired during fiscal 2007, two of which were acquired subsequent to March 31, 2007, partially offset by a slight decrease in sales volume of branded products to certain customers. The impact on net sales related to price changes was not material. Other net sales remained relatively flat at $8.7 million for the six months ended March 31, 2008 compared to $8.6 million for the six months ended March 31, 2007. Management believes that the VMS Industry continues to have low growth rates and remains very competitive.

        Gross Profit.    Gross profit increased by $4.2 million, or 9.8%, to $46.8 million for the six months ended March 31, 2008 from $42.6 million for the six months ended March 31, 2007. This increase in gross profit was primarily attributable to the increase in net sales. As a percentage of net sales, gross profit remained relatively flat at 54.8% for the six months ended March 31, 2008 compared to 54.7% for the six months ended March 31, 2007.

        Selling, General and Administrative.    Selling, general and administrative expenses increased by $3.6 million, or 12.2%, to $33.6 million for the six months ended March 31, 2008 from $30.0 million for the six months ended March 31, 2007. As a percentage of net sales, selling, general and administrative expenses increased to 39.3% for the six months ended March 31, 2008 compared to 38.4% for the six months ended March 31, 2007. This increase in selling, general and administrative expenses was primarily attributable to operational and transition costs related to the six businesses acquired in fiscal 2007. Additionally, increased costs associated with labor, labor-related costs and building rents impacted us during the six months ended March 31, 2008.

        Amortization of Intangibles.    Amortization of intangibles was $0.3 million for the six months ended March 31, 2008 compared to approximately $0.1 million for the six months ended March 31, 2007. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

        Interest and Other (Income)/Expense, Net.    Net interest and other (income)/expense was $0.8 million for the six months ended March 31, 2008 and $0.5 million for the six months ended March 31, 2007 and primarily consisted of interest expense on indebtedness under our revolving credit facility, with the increase being primarily related to borrowings for the fiscal 2007 acquired businesses.

        Provision for Income Taxes.    Our effective tax rate was 37.5% for the six months ended March 31, 2008 and 38.0% for the six months ended March 31, 2007. In each period, our effective tax rate was higher than the federal statutory rate primarily due to state taxes.

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

        The following table sets forth a reconciliation of net income to EBITDA for each period included herein:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2008	2007	2008
Net income	$4,159	$4,352	$7,514	$7,563
Provision for income taxes	2,548	2,611	4,605	4,538
Interest and other (income)/expense, net(1)	318	405	462	785
Depreciation and amortization	1,164	1,430	2,265	2,742

EBITDA	$8,189	$8,798	$14,846	$15,628

(1)
Includes amortization of deferred financing fees.

        Our EBITDA increased to $8.8 million for the second quarter of fiscal 2008 from $8.2 million for the second quarter of fiscal 2007. EBITDA as a percentage of net sales increased to 19.8% for the second quarter of fiscal 2008 from 19.4% for the second quarter of fiscal 2007.

        Our EBITDA increased to $15.6 million for the six months ended March 31, 2008 from $14.8 million for the six months ended March 31, 2007. EBITDA as a percentage of net sales decreased to 18.3% for the six months ended March 31, 2008 from 19.0% for the six months ended March 31, 2007.

Seasonality

        We believe that our business is characterized by minor seasonality. However, sales to any particular customer or sales of any particular product can vary substantially from one quarter to the next based on such factors as industry trends, timing of promotional discounts, domestic and international economic conditions and acquisition-related activities. Excluding the effect of acquisitions, we have historically recorded higher branded products sales volume during the second fiscal quarter (January thru March) due to increased interest in health-related products among consumers following the holiday season.

Liquidity and Capital Resources

        We had working capital of $34.8 million as of March 31, 2008 compared to $31.3 million as of September 30, 2007. This increase in working capital was primarily the result of increases in accounts receivable and inventories and a decrease in accrued expenses, partially offset by decreases in cash and prepaid expenses and other current assets and an increase in accounts payable.

        Net cash provided by operating activities for the six months ended March 31, 2008 was $9.4 million compared to $10.1 million for the comparable period in fiscal 2007. This decrease in net cash provided by operating activities for the six months ended March 31, 2008 was primarily attributable to a decrease in cash due to changes in assets and liabilities, net of effects of acquisitions.

        Net cash used in investing activities was $15.9 million for the six months ended March 31, 2008 compared to $24.3 million for the comparable period in fiscal 2007. Our investing activities during these periods consisted of acquisitions of businesses and capital expenditures.

        During the six months ended March 31, 2008, we acquired two businesses for $5.9 million in cash. On December 12, 2007, we acquired certain assets of Dowd and Rogers, Inc. for $0.1 million in cash and on March 20, 2008, we acquired selected assets of Arkopharma, LLC for $5.8 million in cash. In comparison, during the six months ended March 31, 2007, we acquired four businesses for $20.1 million in cash. The expected long-term sales and expense synergies of acquired businesses are generally not realized immediately following acquisition as certain transition and integration matters must be completed.

        Capital expenditures during these periods related primarily to building improvements related to facility consolidation efforts, distribution and manufacturing equipment and information systems.

        Net cash provided by financing activities was $5.6 million for the six months ended March 31, 2008 compared to $14.6 million for the comparable period in fiscal 2007. During these periods, financing activities primarily related to borrowings and repayments under our revolving credit facility, purchases of common stock for treasury and proceeds from the issuance of common stock related to stock option exercises and the direct stock purchase plan.

        In October 2007, we registered a direct stock purchase plan with the Securities and Exchange Commission. The purpose of this direct stock purchase plan is to provide a convenient way for existing stockholders, as well as new investors, to purchase shares of our common stock. A total of 1,500,000 shares of our common stock were registered under the plan with 4,585 shares purchased during the six months ended March 31, 2008.

        Our current revolving credit facility has available credit borrowings of $60.0 million with no automatic reductions and provides an accordion feature which can increase the available credit borrowings to $90.0 million, subject to approval by the lenders and compliance with certain covenants and conditions.

        At March 31, 2008, we had outstanding revolving credit borrowings of $27.5 million. Borrowings under the revolving credit facility are collateralized by certain of our assets. At our election, borrowings under the revolving credit facility bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At March 31, 2008, the applicable weighted-average interest rate for outstanding borrowings was 3.97%, exclusive of any interest rate swap agreements. We are also required to pay a variable quarterly fee on the unused balance under the revolving credit facility. At March 31, 2008, the applicable rate was 0.18%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The revolving credit facility matures on September 7, 2011, and we are required to repay all principal outstanding under the revolving credit facility on such date.

        The revolving credit facility contains restrictive covenants, including limitations on incurring certain other indebtedness and requirements that we maintain certain financial ratios. As of March 31, 2008, we were in compliance with the restrictive covenants. Upon the occurrence of a default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring us to repay all amounts outstanding under the revolving credit facility.

        On August 10, 2007, we entered into a one-year interest rate swap agreement covering $15.0 million of our outstanding revolving credit borrowings. The interest rate swap has an all-in fixed interest rate of 6.01% and was not designated as a hedge in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). For the six months ended March 31, 2008, the interest rate swap had an unfavorable change in fair value of $128 thousand, which was included as a component of interest and other (income)/expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

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

        Our significant non-cancelable contractual obligations as of March 31, 2008 were as follows:

	(dollars in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Revolving credit facility	$27,500	$—	$—	$27,500	$—
Interest on revolving credit facility(a)	4,168	1,291	2,357	520	—
Operating leases	8,151	3,167	3,925	992	67

Total	$39,819	$4,458	$6,282	$29,012	$67

(a)
Represents estimated interest obligations associated with our outstanding revolving credit facility balance of $27.5 million at March 31, 2008, assuming no principal payments are made before maturity, a weighted-average interest rate of 3.97% and an underutilization fee rate of 0.18%, offset by a one-year interest rate swap covering $15.0 million of our outstanding revolving credit borrowings at an all-in fixed rate of 6.01%.

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

        As of October 1, 2007, our liability related to unrecognized tax benefits was $169 thousand. Of this amount, approximately $155 thousand would impact our effective tax rate, if recognized. We also had $29 thousand in accrued interest at October 1, 2007 related to unrecognized tax benefits. There were no significant changes in our unrecognized tax benefits during the three and six months ended March 31, 2008 and we do not anticipate any significant changes in unrecognized tax benefits during the remainder of fiscal 2008. The liability related to unrecognized tax benefits was recorded as a component of other non-current liabilities in our Condensed Consolidated Balance Sheets. Interest and penalties related to unrecognized tax benefits are recorded as a component of interest and other (income)/expense in our Condensed Consolidated Statements of Operations and Comprehensive Income.

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

Inflation

        Inflation affects the cost of raw materials, goods and services used by us. In recent years, inflation has been modest although there are indications that inflation may be or become a factor in the U.S. economy and our business, particularly as transportation, fuel and commodity prices increase. The competitive environment somewhat limits our ability to recover higher costs resulting from inflation by raising prices. We seek to mitigate the adverse effects of inflation primarily through improved productivity and cost containment programs. We do not believe that inflation has had a material impact on our results of operations for the periods presented, except with respect to increased costs in manufacturing, packaging and distribution resulting from increased fuel and other petrochemical costs, as well as payroll-related costs, insurance premiums and other costs arising from or related to government imposed regulations.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        At our election, borrowings under our revolving credit facility bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At March 31, 2008, the applicable weighted-average interest rate for borrowings was 3.97% and we had total borrowings outstanding of $27.5 million.

        On August 10, 2007, we entered into a one-year interest rate swap agreement covering $15.0 million of our outstanding revolving credit borrowings. The interest rate swap has an all-in fixed interest rate of 6.01% and was not designated as a hedge in accordance with SFAS 133. For the six months ended March 31, 2008, the interest rate swap had an unfavorable change in fair value of $128 thousand, which was included as a component of interest and other (income)/expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        We did not sell any unregistered equity securities during the period covered by this Form 10-Q for the Quarterly Period Ended March 31, 2008.

        Under our approved share purchase program, we are authorized to buy up to 2,500,000 shares of our common stock, of which 747,839 shares may yet be purchased as of March 31, 2008. The shares available for purchase at March 31, 2008 have no expiration date. Purchases under this program during the three months ended March 31, 2008 occurred in February and March as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
2/1/08 to 2/29/08	61,341	$13.10	61,341
3/1/08 to 3/31/08	36,154	12.67	36,154

	97,495	$12.94	97,495	747,839

        All shares repurchased during the three months ended March 31, 2008 were retired on March 31, 2008.

Item 4.    Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Stockholders of the Company was held on January 31, 2008, at which meeting the stockholders voted to elect two individuals to serve as Class I Directors and to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending September 30, 2008.

        The nominees for election as Class I Directors of the Company are listed below. The results were as follows:

Nominee	For	Against/ Withheld	Abstain
Jeffrey A. Hinrichs	9,781,598	111,418	1,243,686
J. Kimo Esplin	9,825,590	67,426	1,243,686

        The names of other Directors of the Company whose term of office continued after the meeting are as follows:

  Gregory M. Benson
  Michael D. Burke
  Frank W. Gay II
  James D. Stice

        Other matters voted upon at the meeting and the results of those votes were as follows:

	For	Against/ Withheld	Abstain
Ratification of PricewaterhouseCoopers LLP as the Company's independent auditors	9,756,866	129,292	1,250,544

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

NUTRACEUTICAL INTERNATIONAL CORPORATION (Registrant)
Date: May 1, 2008	By:	/s/ CORY J. MCQUEEN Cory J. McQueen Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)