Form 10-Q
period 2008-06-30
NUTRACEUTICAL INTERNATIONAL CORP
filed 2008-07-31
CIK 1050007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the Quarterly Period Ended June 30, 2008

Commission file number 000-23731

NUTRACEUTICAL INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	87-0515089
(State of incorporation)	(IRS Employer Identification No.)

1400 Kearns Boulevard, 2nd Floor, Park City, Utah	84060
(Address of principal executive office)	(Zip code)

(435) 655-6106
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

        At July 31, 2008, the registrant had 10,842,606 shares of common stock outstanding.

NUTRACEUTICAL INTERNATIONAL CORPORATION

INDEX

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	September 30, 2007(1)	June 30, 2008
ASSETS
Current assets
Cash	$4,605	$5,314
Accounts receivable, net	11,549	11,014
Inventories, net	30,261	33,905
Prepaid expenses and other current assets	3,523	3,108
Deferred income taxes	1,596	1,546

Total current assets	51,534	54,887
Property, plant and equipment, net	39,506	49,975
Goodwill	38,978	40,980
Intangible assets, net	12,753	13,691
Other non-current assets, net	718	531
Deferred income taxes, net	2,913	1,859

Total assets	$146,402	$161,923

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$12,322	$11,908
Accrued expenses	7,953	6,215

Total current liabilities	20,275	18,123
Long-term debt	20,000	30,000
Other non-current liabilities	208	923

Total liabilities	40,483	49,046

Stockholders' equity
Common stock	111	108
Additional paid-in capital	34,135	30,284
Retained earnings (Note 9)	70,812	81,261
Accumulated other comprehensive income	861	1,224

Total stockholders' equity	105,919	112,877

Total liabilities and stockholders' equity	$146,402	$161,923

(1)
The condensed consolidated balance sheet as of September 30, 2007 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2007	2008	2007	2008
Net sales	$38,694	$40,454	$116,646	$125,986
Cost of sales	17,889	18,489	53,193	57,192

Gross profit	20,805	21,965	63,453	68,794
Operating expenses
Selling, general and administrative	15,730	16,933	45,688	50,539
Amortization of intangible assets	121	185	230	522

Income from operations	4,954	4,847	17,535	17,733
Interest and other (income)/expense, net	352	223	814	1,008

Income before provision for income taxes	4,602	4,624	16,721	16,725
Provision for income taxes	1,749	1,771	6,354	6,309

Net income	$2,853	$2,853	$10,367	$10,416
Other comprehensive income/(loss)
Foreign currency translation adjustment, net of tax	156	(47)	175	363

Comprehensive income	$3,009	$2,806	$10,542	$10,779

Net income per common share
Basic	$0.26	$0.26	$0.94	$0.94
Diluted	0.25	0.26	0.92	0.93
Weighted average common shares outstanding
Basic	11,047,027	10,964,696	11,027,237	11,043,026
Dilutive effect of stock options	204,378	132,804	207,538	138,583

Diluted	11,251,405	11,097,500	11,234,775	11,181,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Nine months ended June 30,
	2007	2008
Cash flows from operating activities
Net income	$10,367	$10,416
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,501	4,256
Amortization of deferred financing fees	42	42
Losses on disposals of property and equipment	4	2
Deferred income taxes	999	1,167
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net	399	1,048
Inventories, net	1,315	(1,468)
Prepaid expenses and other current assets	(1,619)	462
Other non-current assets, net	(74)	(291)
Accounts payable	65	(414)
Accrued expenses	678	(763)
Other non-current liabilities	(47)	(40)

Net cash provided by operating activities	15,630	14,417

Cash flows from investing activities
Proceeds from sale of property and equipment	—	4
Acquisitions of businesses, net of cash acquired	(30,715)	(5,869)
Purchases of property and equipment	(6,743)	(14,061)

Net cash used in investing activities	(37,458)	(19,926)

Cash flows from financing activities
Proceeds from long-term debt	31,500	14,500
Payments on long-term debt	(8,500)	(4,500)
Proceeds from issuances of common stock	1,151	344
Purchases of common stock for treasury	—	(4,217)
Tax benefit from stock option exercises	320	19

Net cash provided by financing activities	24,471	6,146

Effect of exchange rate changes on cash	47	72

Net increase in cash	2,690	709
Cash at beginning of period	2,834	4,605

Cash at end of period	$5,524	$5,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in thousands, except per share data)

1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) to present fairly the consolidated financial position of Nutraceutical International Corporation and its subsidiaries (the "Company") as of June 30, 2008, the results of their operations for the three months and nine months ended June 30, 2007 and 2008 and their cash flows for the nine months ended June 30, 2007 and 2008, in conformity with accounting principles generally accepted in the United States of America for interim financial information applied on a consistent basis. Results for the three and nine months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year.

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

2. ACCOUNTS RECEIVABLE, NET

        Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	September 30, 2007	June 30, 2008
Accounts receivable	$13,738	$13,170
Less allowances	(2,189)	(2,156)

	$11,549	$11,014

3. INVENTORIES, NET

        Inventories, net of reserves for slow moving, obsolete and/or damaged inventory, were comprised of the following:

	September 30, 2007	June 30, 2008
Raw materials	$11,501	$12,387
Work-in-process	6,063	7,441
Finished goods	14,497	15,690

	32,061	35,518
Less reserves	(1,800)	(1,613)

	$30,261	$33,905

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

4. GOODWILL

        The change in the carrying amount of goodwill from September 30, 2007 to June 30, 2008 was as follows:

Goodwill
Balance as of September 30, 2007	$38,978
Goodwill attributable to fiscal 2008 acquisitions	1,862
Purchase accounting adjustments related to prior acquisitions	(70)
Foreign currency translation adjustment	210

Balance as of June 30, 2008	$40,980

5. INTANGIBLE ASSETS

        The carrying amounts of intangible assets at September 30, 2007 and June 30, 2008 were as follows:

	September 30, 2007			June 30, 2008
	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount	Weighted-Average Amortization Period (Years)
Intangible assets subject to amortization:
Trademarks/trade names/patents	$444	$(324)	$120	$479	$(356)	$123	5
Customer relationships/distribution rights	2,943	(209)	2,734	3,434	(616)	2,818	7
Developed software and technology	772	(142)	630	772	(257)	515	5

	4,159	(675)	3,484	4,685	(1,229)	3,456
Intangible assets not subject to amortization:
Trademarks/trade names/licenses	9,269	—	9,269	10,235	—	10,235

	$13,428	$(675)	$12,753	$14,920	$(1,229)	$13,691

(1)
Amounts include the impact of foreign currency translation adjustments.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

5. INTANGIBLE ASSETS (Continued)

        Estimated future amortization expense related to the June 30, 2008 net carrying amount of $3,456 for intangible assets subject to amortization is as follows:

Year Ending September 30,	Estimated Amortization Expense
2008(1)	$184
2009	735
2010	728
2011	717
2012	556
Thereafter	536

$3,456

    (1)
    Estimated amortization expense for the year ending September 30, 2008 includes only amortization to be recorded after June 30, 2008.

6. SHARE REPURCHASES

        During the three months ended June 30, 2008, the Company purchased and retired 161,127 shares of common stock for an aggregate price of $2,097. During the nine months ended June 30, 2008, the Company purchased and retired a total of 326,353 shares of common stock for an aggregate price of $4,217. There were no shares repurchased or retired during the nine months ended June 30, 2007. As of June 30, 2008, the Company was permitted to purchase up to 586,712 additional shares under its approved purchase plan.

7. STOCK OPTIONS

        The following table summarizes stock option activity during the nine months ended June 30, 2008:

	Number of Options	Weighted-Average Exercise Price
Options outstanding and exercisable at September 30, 2007	750,963	$10.06
Exercised	(22,081)	10.74
Forfeited or expired	(149,065)	17.17

Options outstanding and exercisable at June 30, 2008	579,817	$8.20

        During the nine months ended June 30, 2008, options to purchase 103,415 shares of common stock expired. These options were originally issued on February 20, 1998.

        Options to purchase 138,515 and 52,500 shares of common stock for the three months ended June 30, 2007 and 2008, respectively, and options to purchase 138,665 and 89,455 shares of common stock for the nine months ended June 30, 2007 and 2008, respectively, were excluded from the

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

7. STOCK OPTIONS (Continued)

computation of diluted earnings per share because the exercise prices of these stock options were greater than the average share price of the Company's common stock and, therefore, the effect would have been antidilutive.

        During the nine months ended June 30, 2008, the Company received proceeds of $237 related to the exercise of stock options and optionees realized an aggregate pre-tax gain of $50 from these stock option exercises.

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

        Net sales attributed to customers in the United States and foreign countries for the three and nine months ended June 30, 2007 and 2008 were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2007	2008	2007	2008
United States	$34,142	$35,869	$104,246	$110,678
Foreign countries	4,552	4,585	12,400	15,308

	$38,694	$40,454	$116,646	$125,986

        Certain net sales attributed to customers in the United States are sold to customers who in turn may sell such products to customers in foreign countries while certain net sales attributed to customers in foreign countries are sold to customers who in turn may sell such products to customers in the United States.

        The Company's net sales by product group for the three and nine months ended June 30, 2007 and 2008 were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2007	2008	2007	2008
Branded nutritional supplements and other natural products	$34,390	$36,127	$103,729	$112,939
Other(1)	4,304	4,327	12,917	13,047

	$38,694	$40,454	$116,646	$125,986

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

        As of October 1, 2007, the Company's liability related to unrecognized tax benefits was $169. Of this amount, approximately $155 would impact the Company's effective tax rate, if recognized. The Company also had $29 in accrued interest at October 1, 2007 related to unrecognized tax benefits. There were no significant changes in the Company's unrecognized tax benefits during the three and nine months ended June 30, 2008 and the Company does not anticipate any significant changes in unrecognized tax benefits during the remainder of fiscal 2008. The liability related to unrecognized tax benefits was recorded as a component of other non-current liabilities in the Company's Condensed Consolidated Balance Sheets. Interest and penalties related to unrecognized tax benefits are recorded as a component of interest and other (income)/expense in the Company's Condensed Consolidated Statements of Operations and Comprehensive Income.

        The Company files income tax returns in the United States ("U.S.") federal jurisdiction, various U.S. state jurisdictions and certain foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for fiscal years before 2005. The Company is no longer subject to examination in any U.S. state jurisdiction or foreign jurisdiction for fiscal years prior to 2002.

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

Results of Operations

        The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2008	2007	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	46.2%	45.7%	45.6%	45.4%

Gross profit	53.8%	54.3%	54.4%	54.6%
Selling, general and administrative	40.7%	41.8%	39.2%	40.1%
Amortization of intangible assets	0.3%	0.5%	0.2%	0.4%

Income from operations	12.8%	12.0%	15.0%	14.1%
Interest and other (income)/expense, net	0.9%	0.5%	0.7%	0.8%

Income before provision for income taxes	11.9%	11.5%	14.3%	13.3%
Provision for income taxes	4.5%	4.4%	5.4%	5.0%

Net income	7.4%	7.1%	8.9%	8.3%

EBITDA(1)	16.0%	15.7%	18.0%	17.5%

(1)
See "—EBITDA."

Comparison of the Three Months Ended June 30, 2008 to the Three Months Ended June 30, 2007

         Net Sales.    Net sales increased by $1.8 million, or 4.5%, to $40.5 million for the three months ended June 30, 2008 ("third quarter of fiscal 2008") from $38.7 million for the three months ended June 30, 2007 ("third quarter of fiscal 2007"). Net sales of branded nutritional supplements and other natural products increased by $1.7 million, or 5.1%, to $36.1 million for the third quarter of fiscal 2008 compared to $34.4 million for the third quarter of fiscal 2007. The increase in net sales of branded nutritional supplements and other natural products was primarily related to the net sales contributions of the two businesses acquired during fiscal 2008 and the two businesses acquired during the third quarter of fiscal 2007, partially offset by a decrease in sales volume of branded products to certain customers. The impact on net sales related to price changes was not material. Other net sales remained relatively flat at $4.4 million for the third quarter of fiscal 2008 compared to $4.3 million for the third quarter of fiscal 2007. Management believes that the VMS Industry continues to have low growth rates and remains very competitive.

         Gross Profit.    Gross profit increased by $1.2 million, or 5.6%, to $22.0 million for the third quarter of fiscal 2008 from $20.8 million for the third quarter of fiscal 2007. This increase in gross profit was primarily attributable to the increase in net sales. As a percentage of net sales, gross profit increased to 54.3% for the third quarter of fiscal 2008 compared to 53.8% for the third quarter of fiscal 2007. The increase in gross profit as a percentage of net sales was primarily attributable to changes in sales mix related to the fiscal 2007 acquisitions.

         Selling, General and Administrative.    Selling, general and administrative expenses increased by $1.2 million, or 7.6%, to $16.9 million for the third quarter of fiscal 2008 from $15.7 million for the third quarter of fiscal 2007. As a percentage of net sales, selling, general and administrative expenses increased to 41.8% for the third quarter of fiscal 2008 compared to 40.7% for the third quarter of fiscal 2007. This increase in selling, general and administrative expenses was primarily attributable to operational and transition costs related to acquired businesses, primarily the two businesses acquired in fiscal 2008 and the two businesses acquired during the third quarter of fiscal 2007.

         Amortization of Intangibles.    Amortization of intangibles was $0.2 million for the third quarter of fiscal 2008 compared to approximately $0.1 million for the third quarter of fiscal 2007. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

         Interest and Other (Income)/Expense, Net.    Net interest and other (income)/expense was $0.2 million for the third quarter of fiscal 2008 and $0.4 million for the third quarter of fiscal 2007 and primarily consisted of interest expense on indebtedness under our revolving credit facility, with the decrease being primarily related to a reduction in interest rates.

         Provision for Income Taxes.    Our effective tax rate was 38.3% for the third quarter of fiscal 2008 and 38.0% for the third quarter of fiscal 2007. In each period, our effective tax rate was higher than the federal statutory rate primarily due to state taxes.

Comparison of the Nine Months Ended June 30, 2008 to the Nine Months Ended June 30, 2007

         Net Sales.    Net sales increased by $9.4 million, or 8.0%, to $126.0 million for the nine months ended June 30, 2008 from $116.6 million for the nine months ended June 30, 2007. Net sales of branded nutritional supplements and other natural products increased by $9.3 million, or 8.9%, to $113.0 million for the nine months ended June 30, 2008 compared to $103.7 million for the nine months ended June 30, 2007. The increase in net sales of branded nutritional supplements and other natural products was primarily related to the net sales contributions of the two businesses acquired during fiscal 2008 and the six businesses acquired during fiscal 2007, partially offset by a decrease in sales volume of branded products to certain customers. The impact on net sales related to price changes was not material. Other net sales remained relatively flat at $13.0 million for nine months ended June 30, 2008 compared to $12.9 million for the nine months ended June 30, 2007. Management believes that the VMS Industry continues to have low growth rates and remains very competitive.

         Gross Profit.    Gross profit increased by $5.3 million, or 8.4%, to $68.8 million for the nine months ended June 30, 2008 from $63.5 million for the nine months ended June 30, 2007. This increase in gross profit was primarily attributable to the increase in net sales. As a percentage of net sales, gross profit remained relatively flat at 54.6% for the nine months ended June 30, 2008 compared to 54.4% for the nine months ended June 30, 2007.

         Selling, General and Administrative.    Selling, general and administrative expenses increased by $4.8 million, or 10.6%, to $50.5 million for the nine months ended June 30, 2008 from $45.7 million for the nine months ended June 30, 2007. As a percentage of net sales, selling, general and administrative expenses increased to 40.1% for the nine months ended June 30, 2008 compared to 39.2% for the nine months ended June 30, 2007. This increase in selling, general and administrative expenses was primarily attributable to operational and transition costs related to the two businesses acquired in fiscal 2008 and the six businesses acquired in fiscal 2007.

         Amortization of Intangibles.    Amortization of intangibles was $0.5 million for the nine months ended June 30, 2008 compared to approximately $0.2 million for the nine months ended June 30, 2007. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

         Interest and Other (Income)/Expense, Net.    Net interest and other (income)/expense was $1.0 million for the nine months ended June 30, 2008 and $0.8 million for the nine months ended June 30, 2007 and primarily consisted of interest expense on indebtedness under our revolving credit facility, with the increase being primarily related to additional borrowings for the fiscal 2007 and fiscal 2008 acquired businesses, partially offset by a reduction in interest rates.

         Provision for Income Taxes.    Our effective tax rate was 37.7% for the nine months ended June 30, 2008 and 38.0% for the nine months ended June 30, 2007. In each period, our effective tax rate was higher than the federal statutory rate primarily due to state taxes.

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

        The following table sets forth a reconciliation of net income to EBITDA for each period included herein:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2008	2007	2008
Net income	$2,853	$2,853	$10,367	$10,416
Provision for income taxes	1,749	1,771	6,354	6,309
Interest and other (income)/expense, net(1)	352	223	814	1,008
Depreciation and amortization	1,236	1,514	3,501	4,256

EBITDA	$6,190	$6,361	$21,036	$21,989

(1)
Includes amortization of deferred financing fees.

        Our EBITDA increased to $6.4 million for the third quarter of fiscal 2008 from $6.2 million for the third quarter of fiscal 2007. EBITDA as a percentage of net sales decreased to 15.7% for the third quarter of fiscal 2008 from 16.0% for the third quarter of fiscal 2007.

        Our EBITDA increased to $22.0 million for the nine months ended June 30, 2008 from $21.0 million for the nine months ended June 30, 2007. EBITDA as a percentage of net sales decreased to 17.5% for the nine months ended June 30, 2008 from 18.0% for the nine months ended June 30, 2007.

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

Liquidity and Capital Resources

        We had working capital of $36.8 million as of June 30, 2008 compared to $31.3 million as of September 30, 2007. This increase in working capital was primarily the result of increases in cash and inventories and decreases in accounts payable and accrued expenses, partially offset by decreases in accounts receivable and prepaid expenses and other current assets.

        Net cash provided by operating activities for the nine months ended June 30, 2008 was $14.4 million compared to $15.6 million for the comparable period in fiscal 2007. This decrease in net cash provided by operating activities for the nine months ended June 30, 2008 was primarily attributable to changes in assets and liabilities, net of effects of acquisitions.

        Net cash used in investing activities was $19.9 million for the nine months ended June 30, 2008 compared to $37.5 million for the comparable period in fiscal 2007. Our investing activities during these periods primarily consisted of acquisitions of businesses and capital expenditures.

        During the nine months ended June 30, 2008, we acquired two businesses for $5.9 million in cash. On December 12, 2007, we acquired certain assets of Dowd and Rogers, Inc. for $0.1 million in cash and on March 20, 2008, we acquired selected assets of Arkopharma, LLC for $5.8 million in cash. In comparison, during the nine months ended June 30, 2007, we acquired six businesses for $30.7 million in cash. The expected long-term sales and expense synergies of acquired businesses are generally not realized immediately following acquisition as certain transition and integration matters must be completed.

        Capital expenditures during these periods related primarily to building improvements related to facility consolidation efforts, distribution and manufacturing equipment and information systems.

        Net cash provided by financing activities was $6.1 million for the nine months ended June 30, 2008 compared to $24.5 million for the comparable period in fiscal 2007. During these periods, financing activities primarily related to borrowings and repayments under our revolving credit facility, purchases of common stock and proceeds from the issuance of common stock related to stock option exercises and the direct stock purchase plan.

        In October 2007, we registered a direct stock purchase plan with the Securities and Exchange Commission. The purpose of this direct stock purchase plan is to provide a convenient way for existing stockholders, as well as new investors, to purchase shares of our common stock. A total of 1,500,000 shares of our common stock were registered under the plan with 8,722 shares purchased during the nine months ended June 30, 2008.

        Our current revolving credit facility has available credit borrowings of $60.0 million with no automatic reductions and provides an accordion feature which can increase the available credit borrowings to $90.0 million, subject to approval by the lenders and compliance with certain covenants and conditions.

        At June 30, 2008, we had outstanding revolving credit borrowings of $30.0 million. Borrowings under the revolving credit facility are collateralized by certain of our assets. At our election, borrowings under the revolving credit facility bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At June 30, 2008, the applicable weighted-average interest rate for outstanding borrowings was 3.59%, exclusive of any interest rate swap agreements. We are also required to pay a variable quarterly fee on the unused balance under the revolving credit facility. At June 30, 2008, the applicable rate was 0.18%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The revolving credit facility matures on September 7, 2011, and we are required to repay all principal outstanding under the revolving credit facility on such date.

        The revolving credit facility contains restrictive covenants, including limitations on incurring certain other indebtedness and requirements that we maintain certain financial ratios. As of June 30, 2008, we were in compliance with the restrictive covenants. Upon the occurrence of a default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring us to repay all amounts outstanding under the revolving credit facility.

        On August 10, 2007, we entered into a one-year interest rate swap agreement covering $15.0 million of our outstanding revolving credit borrowings. The interest rate swap has an all-in fixed interest rate of 6.01% and was not designated as a hedge in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). For the nine months ended June 30, 2008, the interest rate swap had an unfavorable change in fair value of $136 thousand, which was included as a component of interest and other (income)/expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

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

        Our significant non-cancelable contractual obligations as of June 30, 2008 were as follows:

	(dollars in thousands)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Revolving credit facility	$30,000	$—	$—	$30,000	$—
Interest on revolving credit facility(a)	4,006	1,200	2,316	490	—
Operating leases	7,531	3,136	3,589	743	63

Total	$41,537	$4,336	$5,905	$31,233	$63

(a)
Represents estimated interest obligations associated with our outstanding revolving credit facility balance of $30.0 million at June 30, 2008, assuming no principal payments are made before maturity, a weighted-average interest rate of 3.59% and an underutilization fee rate of 0.18%, offset by a one-year interest rate swap covering $15.0 million of our outstanding revolving credit borrowings at an all-in fixed rate of 6.01%.

New Accounting Standards

        The Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48") in June 2006. FIN 48 provides specific guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. We adopted FIN 48 as of October 1, 2007. As a result of the adoption of FIN 48, we recognized a $33 thousand decrease in the liability for unrecognized tax benefits, which was recorded as an increase to the October 1, 2007 balance of retained earnings in accordance with the provisions of FIN 48.

        As of October 1, 2007, our liability related to unrecognized tax benefits was $169 thousand. Of this amount, approximately $155 thousand would impact our effective tax rate, if recognized. We also had $29 thousand in accrued interest at October 1, 2007 related to unrecognized tax benefits. There were no significant changes in our unrecognized tax benefits during the three and nine months ended June 30, 2008 and we do not anticipate any significant changes in unrecognized tax benefits during the remainder of fiscal 2008. The liability related to unrecognized tax benefits was recorded as a component of other non-current liabilities in our Condensed Consolidated Balance Sheets. Interest and penalties related to unrecognized tax benefits are recorded as a component of interest and other (income)/expense in our Condensed Consolidated Statements of Operations and Comprehensive Income.

        We file income tax returns in the United States ("U.S.") federal jurisdiction, various U.S. state jurisdictions and certain foreign jurisdictions. We are no longer subject to U.S. federal tax examinations for fiscal years before 2005. We are no longer subject to examination in any U.S. state jurisdiction or foreign jurisdiction for fiscal years prior to 2002.

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

        In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for us as of October 1, 2008. We do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial statements.

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

        In April 2008, the FASB issued Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP 142-3 is effective for us as of October 1, 2009. Early adoption is prohibited. We are currently evaluating the impact FSP 142-3 may have on our consolidated financial statements.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        At our election, borrowings under our revolving credit facility bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At June 30, 2008, the applicable weighted-average interest rate for borrowings was 3.59% and we had total borrowings outstanding of $30.0 million.

        On August 10, 2007, we entered into a one-year interest rate swap agreement covering $15.0 million of our outstanding revolving credit borrowings. The interest rate swap has an all-in fixed interest rate of 6.01% and was not designated as a hedge in accordance with SFAS 133. For the nine months ended June 30, 2008, the interest rate swap had an unfavorable change in fair value of $136 thousand, which was included as a component of interest and other (income)/expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        We did not sell any unregistered equity securities during the period covered by this Form 10-Q for the Quarterly Period Ended June 30, 2008.

        Under our share purchase program which was initially approved on June 22, 2000, we are authorized to buy up to 2,500,000 shares of our common stock, of which 586,712 shares may yet be purchased as of June 30, 2008. The shares available for purchase at June 30, 2008 have no expiration date. Purchases under this program during the three months ended June 30, 2008 occurred in May and June as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
5/1/08 to 5/31/08	33,705	$12.93	33,705
6/1/08 to 6/30/08	127,422	13.03	127,422

	161,127	$13.01	161,127	586,712

        All shares repurchased during the three months ended June 30, 2008 were retired on June 27, 2008.

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

NUTRACEUTICAL INTERNATIONAL CORPORATION (Registrant)
Date: July 31, 2008	By:	/s/ CORY J. MCQUEEN Cory J. McQueen Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)