Form 10-K
period 2008-09-30
NUTRACEUTICAL INTERNATIONAL CORP
filed 2008-11-20
CIK 1050007

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the Fiscal Year Ended September 30, 2008
or
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 31, 2008 at a closing sale price of $13.00 as reported by the Nasdaq National Market was approximately $129.4 million. Shares of common stock held by each officer and director and by each person who owns or may be deemed to own 10% or more of the outstanding common stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of November 20, 2008, the Registrant had 10,848,141 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies for the Registrant's 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

NUTRACEUTICAL INTERNATIONAL CORPORATION

ANNUAL REPORT ON FORM 10-K

For The Fiscal Year Ended September 30, 2008

Special Note Regarding Forward-Looking Statements

        This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report, and other materials accompanying this Annual Report on Form 10-K contain forward-looking statements within the meaning of the Private Securities Litigation Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements concerning the following:

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

  •
  Slow or negative growth in the nutritional supplement industry;

  •
  Changes in general worldwide economic and political conditions in the markets in which we compete;

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

        These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. For a detailed discussion of these risks and uncertainties, see "Risk Factors" in Item 1A of this Annual Report on Form 10-K. We undertake no obligation to update or revise publicly any forward-looking statements to reflect new information, events or circumstances occurring after the date of this Annual Report on Form 10-K. Industry data used throughout this report was obtained from industry publications and internal company estimates. While we believe such information to be reliable, its accuracy has not been independently verified and cannot be guaranteed.

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

        We sell branded nutritional supplements and other natural products under the trademarks Solaray®, VegLife®, KAL®, Nature's Life®, Sunny Green®, Action Labs®, Natural Balance®, NaturalMax®, bioAllers®, Herbs for Kids™, Natra-Bio®, NaturalCare®, Zand®, Health from the Sun®, Life-flo®, Larénim®, Living Flower Essences®, Pioneer®, Thompson®, Natural Sport®, Supplement Training Systems®, Premier One®, Montana Big Sky™, ActiPet®, FunFresh Foods™, Dowd & Rogers™, CompliMed®, AllVia™, Oakmont Labs®, Healthway®, Body Gold®, Sayge Biosciences™, Monarch Nutraceuticals™ and Great Basin Botanicals™. Under the name Woodland Publishing™, we publish, print and market a line of books and booklets to, among others, book distributors, national retail bookstores and health and natural food stores. We also distribute branded products of certain third parties.

        We own neighborhood natural food markets, which operate under the trade names The Real Food Company™, Thom's Natural Foods™ and Cornucopia Community Market™. We also own health food stores, which operate under the trade names Fresh Vitamins™, Granola's™ and Pilgrim's Natureway™.

        We manufacture and/or distribute one of the broadest branded product lines in the industry with over 4,000 SKUs, including over 700 SKUs sold internationally. We believe that as a result of our emphasis on innovation, quality, loyalty, education and customer service, our brands are widely recognized in health and natural food stores and among their customers.

        We were formed in 1993 by senior management and Bain Capital, Inc. to effect a consolidation strategy in the fragmented vitamin, mineral, herbal and other nutritional supplements industry (the "VMS Industry"). Since our formation, we have completed the following acquisitions: Solaray, Inc. ("Solaray"), Premier One Products, Inc. ("Premier One"), Makers of KAL, Inc. and Makers of KAL, B.V. (collectively, "KAL"), Monarch Nutritional Laboratories, Inc. ("Monarch"), Action Labs, Inc. ("Action Labs"), NutraForce (Canada) International, Inc. ("NutraForce Canada"), Woodland Publishing, Inc. and Summit Graphics, Inc. (collectively, "Woodland Publishing"), Thompson Nutritionals, Inc. ("Thompson"), The Real Food Company, Inc., Thom's Natural Foods, and Cornucopia Community Market, Inc. (collectively, "Fresh Organics"), M. K. Health Food Distributors, Inc., dba Nature's Life ("Nature's Life"), Arizona Health Foods, Inc. and Pilgrim's Natureway LLC (collectively, "Fresh Vitamins"), Natural Balance, Inc. ("Natural Balance"), Montana Naturals, Inc. ("Montana Naturals") , Pioneer Nutritional Formulas, Inc. ("Pioneer"), Living Flower Essences, LLC ("Living Flowers"), Life-flo Health Care Products, Inc. and Nutraceutical Labs, Inc. ("Life-flo"), Larenim Cosmetics ("Larenim"), certain brands of Botanical Laboratories, Inc., including

Zand, Natra-Bio, bioAllers, Herbs for Kids and CompliMed ("Zand"), TERAPI-consult.as ("Terapi"), NaturalCare Products, Inc. ("NaturalCare"), Dowd and Rogers, Inc. ("Dowd & Rogers") and certain brands of Arkopharma, LLC including Health from the Sun and Oakmont Labs ("Health from the Sun"). As a result of these acquisitions, internal growth and cost management, we believe that we are well positioned to continue to capitalize on the consolidation that we believe is occurring in the VMS Industry.

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

        We believe we are among the largest suppliers of nutritional supplements to the Healthy Foods Channel that develops, manufactures, markets and directly distributes a majority of its own products. We manufactured approximately 75% of our branded products in fiscal 2008 and believe that the quality of our products is among the highest in the industry. We market our branded products through one of the industry's largest sales forces dedicated to the Healthy Foods Channel. We seek to be a market leader in the development of new and innovative products, introducing over 250 new SKUs in fiscal 2008. We believe that we benefit from greater customer and product diversification than most of our larger competitors.

Industry

        The total retail natural products market (the "Natural Products Market") is highly fragmented and totaled approximately $93.9 billion in retail sales in calendar 2007. The Natural Products Market is comprised of the following submarkets (with estimated calendar 2007 sales indicated): (i) personal care, $9.2 billion, (ii) natural and organic foods, $26.7 billion, (iii) functional foods, $34.3 billion, and (iv) vitamins, minerals and supplements, $23.7 billion. Historically, our primary focus has been on vitamins, minerals and supplements (the "VMS Market"), but recently we have increased our effort in other areas within the Natural Products Market.

        As indicated above, our primary focus has been on the VMS Market. The total retail VMS Market is highly fragmented with estimated sales of $23.7 billion in calendar 2007, $22.5 billion in calendar 2006, and $21.3 billion in calendar 2005. We believe that the VMS Market reached its present size due to a number of factors, including (i) interest in healthier lifestyles, living longer and living well, (ii) the publication of research findings supporting the positive health effects of certain nutritional supplements and (iii) the aging of the "Baby Boom" generation combined with the tendency of consumers to purchase more nutritional supplements and natural foods as they age. In recent periods, however, various publicly-traded nutritional supplement companies, as well as industry analysts, have announced a firming in sales of natural products with an ongoing softness in sales of nutritional supplements. We believe this continuing softness may be the result of, among other things, the lack of any recent industry-wide "hit" products, negative press releases regarding certain ingredients and/or companies in the VMS Market and increased market and pricing competition, as well as competition from food and pharmaceutical companies.

Products

        We primarily manufacture and market nutritional supplements and also sell certain other natural products. As of September 30, 2008, we sold over 4,000 SKUs, including over 700 SKUs sold internationally. Our products include: (i) vitamins and minerals, (ii) herbs, (iii) specialty formulas, and (iv) other products. To accommodate consumer preferences, our products come in various formulations and delivery forms, including capsules, tablets, softgels, chewables, liquids, creams, sprays, powders and whole herbs.

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

        As of September 30, 2008, our portfolio of brand names consisted of the following:

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

        VegLife®.    VegLife began in 1992 as a product line under the Solaray brand. The goal was to create a line of products that would be suitable for strict vegetarians who avoid any animal-derived ingredients, including gelatin capsules. VegLife was among the first to introduce a line of nutritional supplements using a cellulose-based capsule with substantially equivalent characteristics to a traditional gelatin capsule. Vegetarian consumers showed interest in this product line, so we established it as a separate brand in 1995 in order to focus on the development of a full line of vegetarian products. The VegLife team scrutinizes each product developed, as well as the materials used in formulation, to help ensure that vegan standards are met. The VegLife brand includes primarily encapsulated products, but also includes powdered protein drink mixes under the trademarks Peaceful Planet and The Supreme Meal. VegLife's brand packaging includes a distinctive green and blue label, as well as a logo with an attractive depiction of a leaf.

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

        Nature's Life®.    Nature's Life began in 1970 in Southern California. The Nature's Life product line includes such products as Super Green Pro 96 and Super Blue Pro 96 soy protein powders, Soft Gelatin Multiple, 600 Prostate Maintain supplement and Golden Flax Seed Oil liquid. Nature's Life's brand packaging was updated in 2007 to blue pearlescent plastic bottles with yellow lids and includes a distinctive yellow citrus and sunburst background.

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

        Action Labs®.    Action Labs started in 1989 with a focus on men's and women's specialty supplements and diet and energy products. Nutraceutical acquired this brand in fiscal 1998. The packaging of Action Labs products includes the distinctive Action Labs logo and brightly colored text.

        Natural Balance®.    Natural Balance began in 1983 in Castle Rock, Colorado as Pep Products, Inc. with one product, Pep, one of the first herbal energizers. Natural Balance products focus on weight management, energy, specialty and sports nutrition. Natural Balance is known as one of the first companies to blend herbs in synergistic combinations. The Natural Balance product line includes products such as Colon Clenz, Ultra Diet Pep, Happy Camper and Cobra. Natural Balance's brand packaging bears the distinctive Natural Balance logo, which includes a stylized depiction of a budding plant.

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

        bioAllers®.    A spin-off of the Natra-Bio brand in 1989, this homeopathic line is focused on allergy symptoms. The bioAllers product line offers nasal sprays, liquids and tablets. The bioAllers packaging consists of white boxes with a light blue band at the bottom of the label with the distinctive bioAllers logo on the bottom of the box in blue and green.

        Herbs for Kids™.    Since its beginning in 1990, the Herbs for Kids brand has focused on herbal extracts created specifically for children. The Herbs for Kids packaging consists of a yellow background with the silhouette of two children picking flowers and the distinctive purple Herbs for Kids logo on the bottom border.

        Natra-Bio®.    The Natra-Bio brand is a homeopathic brand first launched in 1979. Natra-Bio products include a range of product forms—from fully medicated compressed tablets to liquids, cough syrups, throat and nasal sprays, and topical creams. The Natra-Bio packaging consists of colorful boxes with the distinctive Natra-Bio logo appearing at the bottom of the label.

        NaturalCare®.    The NaturalCare brand launched in 1993 to provide products that combined homeopathic and dietary supplement ingredients. NaturalCare includes such products as RingStop, SinuFix, NerveFix and Reflux-Away. The NaturalCare packaging consists of bright, colorful boxes with a leaf next to the NaturalCare logo at the top of the box and then an offset oval watermark with a red, orange and yellow border in the middle of the box.

        Zand®.    The Zand brand launched in 1978 with an herbal formula that included echinacea, goldenseal and 16 other botanical extracts. That formula is still sold today as Insure Immune Support.

Zand supplements combine Western herbal traditions with traditional Chinese medicine. The Zand product line features classic herbal extracts and immunity support formulas in liquid and capsule form. Zand's packaging consists of amber bottles and includes a distinctive blue band border on the top of the label.

        Health from the Sun®.    The Health from the Sun brand was launched in 1978 and focuses on Omega 3 essential fatty acids and phytonutrients. The brand uses an all-natural, chemical-free extraction process for its oils. The Evening Primrose and Flax oils in the line use a solvent-free extraction process and the brand was one of the first in the industry to offer pure fish oils in gelatin softgels. The Health from the Sun packaging consists of dark colored bottles with the distinctive Health from the Sun logo on the upper middle of the label, including deep orange lettering for the word "Sun."

        Life-flo®.    The Life-flo brand was developed in 1995 to provide natural health solutions in cream form and as dietary supplements. The Life-flo brand pioneered one of the first "natural" progesterone creams as an alternative to creams with synthetic ingredients. The Life-flo brand offers most of its creams in plastic bottles with a measured application pump to ensure proper usage and avoid waste. The Life-flo packaging consists of white bottles with the Life-flo logo on the upper left corner.

        Larénim®.    Larénim mineral make-up is a three-year old brand of mineral cosmetics currently sold in over 700 stores nationwide. Larénim products are designed as a healthy alternative to standard cosmetics. Larénim—mineral spelled backwards—offers more than 120 items, including a full line of foundation, concealers, blush, bronzers, eye colors, and brushes. Made from pure and natural ingredients, Larénim products are formulated to give skin a healthy and glowing appearance without the use of bismuth oxychloride, talc, dyes, oils or parabens. The Larénim packaging consists of clear plastic jars in 2g to 5g sizes with black and clear lids inside of a black box with white lettering and the distinctive Larénim logo.

        Living Flower Essences®.    Living Flower Essences, which began in 1999 and was originally based in Sedona, Arizona, was acquired in 2006. The Living Flower Essences brand focuses on flower extracts and salves. The Living Flower Essences packaging includes green glass bottles with a white dropper lid.

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

        Thompson®.    The Thompson brand is one of the oldest dietary supplement brands in America, having originally started in 1932. Nutraceutical acquired Thompson in early 2000 and relaunched the brand in late 2000. Thompson offers a simple, high quality line of more than 200 products with "Everyday Value Pricing." Thompson's packaging includes highly-visible product names on bright, grape-colored labels. The Thompson logo is prominently displayed in a band of yellow, gold or green, depending on the product category.

        Natural Sport®.    Natural Sport launched in 1998. The Natural Sport brand is focused on all-natural sport supplements for serious athletes and also individuals who exercise for fitness, improved health or weight management. Natural Sport's packaging includes a distinctive Natural Sport logo in purple with an attractive tangerine and red swath running up each side of the front panel.

        Supplement Training Systems®—STS®.    The Supplement Training Systems brand, also known as the STS brand, was launched in 2006 as a brand with a focus on body building and sports training. The STS brand includes more than 30 products. The packaging of STS products consists of blue pearlescent bottles with black lids and includes a distinctive, diamond-cut steel background with a circular serrated blade logo.

        Premier One®.    Premier One began in 1984 in Omaha, Nebraska as one of the first product lines devoted entirely to natural, nutritional supplements derived from bee products. The Premier One brand uses capsules, chewable wafers, granules, tinctures and ingredients in a honey base. Royal Jelly in Honey is one of Premier One's most popular products. Some of Premier One's other products include Raw Energy supplement, an energy product that includes royal jelly, bee pollen and a variety of herbs, and BeeFense spray, a product that includes bee propolis and echinacea. Premier One's brand packaging includes a distinctive logo of a bee-harvesting scene in a mountain setting, with gold highlights on the label.

        Montana Big Sky™.    Montana Big Sky began in 1982, originally based in Arlee, Montana. The Montana Big Sky brand includes various supplements derived from bee products. Montana Big Sky's brand packaging includes a glass bottle and metal lid.

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

        FunFresh Foods™.    FunFresh Foods launched in 2003 with a line of teas under the mark Miztique. Miztique teas match high quality all-natural tea leaves from around the globe with aromatic flavors and are packaged in natural fiber, round tea bags inside a distinctive silver tin with collectible lids. FunFresh Foods also markets organic soy nuts as well as other products, including an organic and fair-trade chocolate drink mix. The FunFresh Foods brand is focused on natural and organic foods. FunFresh Foods packaging includes the unique FunFresh Foods logo in yellow and black as well as colorful and fun containers.

        Dowd & Rogers™. The Dowd & Rogers brand began in 2000 in Sacramento, California and offers premium gluten free products. The product packaging includes a whimsical geometric and scroll design and is color-coded according to flavor.

        CompliMed®.    CompliMed is a line of homeopathic tinctures designed for professionals, such as naturopathic physicians and osteopaths. Complimed's brand packaging consists of an amber glass bottle with a rubber dropper lid, a white label with a slate blue border on the bottom.

        AllVia™.    The AllVia brand was launched in 2001 to provide therapeutic creams and other personal care products and is marketed to health care professionals. The AllVia packaging consists of white bottles with the AllVia logo in silver font against a violet background on the top of the label.

        Oakmont Labs®.    The Oakmont Labs brand is marketed to health care professionals. The product packaging consists of white bottles with the Oakmont Labs logo in white and light blue against a blue background on the top of the label.

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

        Sayge Biosciences™.    The Sayge Biosciences brand was launched in 2002 to provide therapeutic creams and other personal care products. The Sayge Biosciences packaging consists of white bottles with the Sayge Biosciences logo overlapping a distinctive interwoven circular watermark on the lower left corner of the label.

        Monarch Nutraceuticals™.    Monarch Nutraceuticals started in 1987 and offers branded minerals and custom blend products in bulk, encapsulated, tableted and bottled forms. Monarch sells a line of enhanced minerals under the CertiPure trademark.

        Woodland Publishing™.    Woodland Publishing started in 1975 as one of the first publishers dedicated to the natural health field. Woodland Publishing introduces several new titles every year and currently has more than 230 titles in print; Woodland Publishing continues to be a pioneer in the field of natural health publications.

        Fresh Organics™.    Fresh Organics is a retail chain, which includes retail stores under the trade names The Real Food Company, Thom's Natural Foods and Cornucopia Community Market located in or near San Francisco. The Fresh Organics chain also offers private label products under these same names. The Real Food Company's first store, as well as Thom's Natural Foods, opened in 1969. Cornucopia Community Market opened in 1977.

        Fresh Vitamins™.    Fresh Vitamins is a retail chain, which includes retail stores under the trade names Fresh Vitamins, Pilgrim's Natureway and Granola's located in Arizona and Washington state. The Fresh Vitamins chain also offers private label products under the same names. The first store opened in 1968. The Fresh Vitamins chain now includes 20 stores.

        We also act as a distributor to the Healthy Foods Channel and to certain international markets for certain third-party brands. These third-party brands currently include Ultimate Nutrition, a line of sports and exercise supplements, Trout Lake Farm, a line of bulk organic herbs, Balestra & Mech, a line of Italian herbal tonics, and, with respect to the U.K. market, Aubrey Organics, a line of natural hair, skin and body care products, and with respect to the Norway market, BioCare Limited, a line of nutritional supplements, and Aqua Oleum, a line of essential oils and aromatherapy.

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

        Au Naturel, Inc., a subsidiary of Nutraceutical ("Au Naturel"), was formed in fiscal 1995 for the purpose of marketing and/or selling our branded products internationally. During fiscal 2008, Au Naturel marketed products to distributors and other customers in over 60 countries. Au Naturel markets domestic branded products as well as custom labeled versions of its domestic branded products internationally; however, many of its products must be modified to meet the specific labeling requirements of the relevant foreign country. In most foreign markets, Au Naturel sells to local distributors. However, in certain foreign markets (including the United Kingdom, the Netherlands, Norway, Sweden and Japan), Au Naturel markets and sells its products directly to retailers.

        Monarch Nutraceuticals, Inc., a subsidiary of Nutraceutical, markets branded bulk products and custom blends. Monarch conducts marketing and sales for bulk materials domestically through a separate sales force and internationally directly to manufacturers and through distributors.

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

        We manufactured approximately 75% of our branded products in fiscal 2008, based on net sales. By manufacturing the majority of our own products, we believe that we maintain better control over product quality and availability while also reducing production costs. Our manufacturing operations are performed primarily in our facilities located in the greater Ogden, Utah area, although we also have a cream manufacturing operation in Phoenix, Arizona. We have a working relationship with numerous outside manufacturers, including softgel manufacturers and packagers and utilize these outside sources from time to time. Manufacturing backlogs, to the extent they may exist from time to time, do not have a material impact on delivery time to the customer. We have organized our manufacturing operations under a subsidiary company, NutraPure, Inc.

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

Materials and Suppliers

        We employ a purchasing staff that works with marketing, product development, formulations and quality control personnel to source raw materials for products as well as other items purchased by us. Raw materials are sourced principally from the United States, Europe and China. Raw materials used by us are available from a variety of suppliers and no one supplier accounted for more than 15% of our total raw material purchases in fiscal 2008. We seek to mitigate the risk of a shortage of raw materials through our relationships with our principal suppliers, including identification of alternative suppliers for the same, or similar, raw materials where available. We also manufacture bulk branded products to allow more extensive vertical integration and to improve the quality and consistency of raw materials.

Government Regulation

        The formulation, manufacturing, packaging, labeling, advertising, distribution and sale (hereafter, "sale" or "sold" may be used to signify all of these activities) of our products are subject to regulation by one or more federal agencies, principally the Food and Drug Administration ("FDA") and the Federal Trade Commission ("FTC"), and to a lesser extent the Consumer Product Safety Commission ("CPSC"), the United States Department of Agriculture and the Environmental Protection Agency. Our activities are also regulated by various governmental agencies for the states and localities in which our products are sold, as well as by governmental agencies in certain countries outside the United States in which our products are sold. Among other matters, regulation by the FDA and FTC is concerned with product safety and claims made with respect to a product's ability to provide health-related benefits. Specifically, the FDA, under the Federal Food, Drug, and Cosmetic Act ("FDCA"), regulates the formulation, manufacturing, packaging, labeling, distribution and sale of food, including dietary supplements, and over-the-counter ("OTC") drugs. The FTC regulates the advertising of these products. The National Advertising Division ("NAD") of the Council of Better Business Bureaus oversees an industry-sponsored self-regulatory system that permits competitors to resolve disputes over advertising claims. The NAD has no enforcement authority of its own, but may refer matters that the NAD views as violating the FTC Act, FDA regulations or FTC guides or rules to the FDA or FTC for further action, as appropriate.

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

        The Dietary Supplement Health and Education Act ("DSHEA") was enacted in 1994, amending the FDCA. We believe DSHEA is generally favorable to consumers and to the dietary supplement industry. DSHEA establishes a statutory class of "dietary supplements," which includes vitamins, minerals, herbs, amino acids and other dietary ingredients for human use to supplement the diet. Dietary ingredients marketed in the U.S. before October 15, 1994 may be marketed without the submission of a "new dietary ingredient" or NDI to FDA. A "new dietary ingredient" which was not marketed in the U.S. before October 15, 1994 may require the submission of an NDI notification containing information establishing that the ingredient is reasonably expected to be safe for its intended use at least 75 days before marketing. Among other things, DSHEA prevents the FDA from regulating dietary ingredients in dietary supplements as "food additives" and allows the use of statements of nutritional support on product labels and in labeling. The FDA has issued final regulations under DSHEA and has indicated that further guidance and regulations are forthcoming. Several bills to amend DSHEA in ways that would make this law less favorable to consumers and industry have been filed in Congress.

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

        On October 20, 2004, the FDA announced a new strategy initiative to enforce and implement DSHEA, including a public meeting held on November 15, 2004. The FDA requested comments on its premarket notification program for new dietary ingredients from industry, consumers, and other interested members of the public concerning the content and format requirements for new dietary ingredients notifications made under FDCA and the type, quantity, and quality of information that a notifier should provide in notifications under section 413 (a)(2) of the Act. The FDA has stated that the agency intends to issue guidance on new dietary ingredients, and it is possible that the FDA may make it more difficult for companies to market dietary supplement products that contain new dietary ingredients. The FDA's October 20, 2004 announcement also outlined other potential strategy and enforcement initiatives relating to dietary supplements.

        The FDA issued a Final Rule on Good Manufacturing Practices ("GMPs") on June 22, 2007. Since our manufacturing subsidiary has less than 500 employees, we believe our effective compliance date is June 22, 2009. The GMPs cover manufacturers and holders of finished dietary supplement products, including dietary supplement products manufactured outside the U.S. that are imported for sale into the U.S. Among other things, the new GMPs: (a) require identity testing on all incoming dietary ingredients, (b) call for a "scientifically valid system" for ensuring finished products meet all specifications, (c) include requirements related to process controls, including statistical sampling of finished batches for testing and requirements for written procedures, and (d) require extensive recordkeeping. We are reviewing the GMPs and taking steps to ensure compliance. The potential costs of implementing changes to help ensure compliance are not known at this time. While we believe we will be in compliance on or before the compliance date, there can be no assurance that our operations or those of our suppliers will be in compliance in all respects at all times. Additionally, there is a potential risk of increased audits as FDA and other regulators seek to ensure compliance with the GMPs.

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

        On December 22, 2006 Congress passed the Dietary Supplement and Nonprescription Drug Consumer Protection Act that treats dietary supplements like drugs for the purposes of adverse event reporting. The regulations went into effect on December 22, 2007. These regulations, among other things, require companies that manufacture or distribute nonprescription drugs or dietary supplements to report serious adverse events allegedly associated with their products to FDA and institute recordkeeping requirements for all adverse events (serious and non-serious). There is a risk that consumers, the press and government regulators could misinterpret reported serious adverse events as evidence of causation by the ingredient or product complained of, which could lead to additional regulations, banned ingredients or products, increased insurance costs and a potential increase in product liability litigation, among other things.

        The Food and Drug Administration Amendments Act of 2007 amended the FDCA to prohibit, with certain exceptions, the marketing of foods to which a drug or biological product has been added. The meaning of this new provision is unclear, and FDA has requested comments on it. This new provision could have an impact on the marketing of some of our products.

        The Consumer Product Safety Improvement Act of 2008 ("CPSIA") appears to apply to all products subject to laws enforced by the CPSC. Among other things, the CPSIA requires testing and certification of certain products and enhances the CPSC's authority to order recalls.

        The sale of our products in countries outside the United States is regulated by the governments of those countries. Our plans to commence or expand sales in those countries may be prevented or delayed or even suspended by such regulations or by regulators in those countries. In countries in which we have distributors, compliance with such regulations is generally undertaken by our distributors, but even in these cases we assist with such compliance and in many cases may be liable if a distributor fails to comply. These distributors are independent contractors over whom we have limited control. In certain countries, we distribute our products through our own subsidiary or branch; in these countries we retain responsibility for compliance with all applicable regulations. These countries currently include the United Kingdom, the Netherlands, Norway, Sweden and Japan.

        The legislative and regulatory environment in Canada has recently become more stringent in terms of regulations and enforcement than the environment in the United States. The manufacturing,

packaging, labeling, storage, importation, advertising, distribution, sale and clinical trials of natural health products and hybrid natural health products, are subject to regulation by Health Canada, the public health agency of Canada, under the Canadian Food and Drugs Act, the Canadian Food and Drug Regulations, the Natural Health Product Regulations and various Guidance Documents and Policies related thereto. With the exception of certain homeopathic medicines, products with ingredients required to be sold under prescription are not natural health products and are regulated as drugs through the regular drug approval process. Homeopathic medicines are also regulated in a manner similar to natural health products, with product registrations that began in 2008.

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

        Regulators in Canada have been particularly aggressive in their enforcement of new regulations. While we have endeavored to comply with applicable regulations, we and other manufacturers have faced challenges to sales in Canada, including but not limited to, challenges or rejections of product license applications and challenges to or suspensions of one or more site licenses (for ourselves or our vendors).

        Norway is our largest international market. Norway's regulatory environment is similar to other countries in the European Union. In some countries or areas, such as the European Union and Norway, there are new regulations or proposed regulations that may or will prohibit the sale of certain products or certain combination products (such as products containing both vitamins and botanicals) or the use of certain common ingredients, or levels above certain established limits.

        As a result of our efforts to comply with applicable statutes and regulations, we have from time to time reformulated, eliminated or relabeled certain of our products and revised certain provisions of our marketing and sales program. We have also suspended or halted sales in certain cases.

Competition

        The Natural Products Market and the VMS Market are highly competitive. Our principal competitors in the VMS Market that sell to the Healthy Foods Channel include a number of large, nationally known brands (such as Country Life, Enzymatic Therapy, Garden of Life, NBTY (including its Solgar brand), Natrol, Nature's Plus, Nature's Way, Now Foods, and New Chapter) and many smaller brands, manufacturers and distributors of nutritional supplements. We have recently begun to focus on the broader Natural Products Market within the Healthy Foods Channel and within that market there are a number of large, nationally known competitors, such as Hain Celestial. Because both the Natural Products Market and the VMS Market generally have low barriers to entry, additional competitors enter the market regularly.

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

        With regard to the mass market retail channel of distribution, our sales are focused primarily in limited SKUs in the Body Gold line acquired as part of the Natural Balance acquisition, the Sayge Biosciences line acquired as part of the Life-flo acquisition and the NaturalCare line acquired as part of the NaturalCare acquisition. We do not consider this channel to be an area of primary focus. Regardless, it is possible that as increasing numbers of companies sell nutritional supplement products and other natural products in the mass market channels (such as Nature Made, NBTY, Schiff and Hain Celestial), these product offerings may affect sales in the Healthy Foods Channel. We also compete with distributors that sell products to the Healthy Foods Channel as well as the mass market retail channel (such as UNFI, Tree of Life, Threshold and Nature's Best). In addition, several major pharmaceutical companies continue to offer nutritional supplement lines in the mass market, including Wyeth (Centrum) and Bayer (One-A-Day). Some of these nutritional supplements purport to use proprietary manufacturing techniques or delivery forms. Moreover, pharmaceutical companies offer prescription and over-the-counter products that are or may be competitive with nutritional supplements, particularly with regard to certain categories of products.

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

        We own five U.S. patents and have filed four additional patent applications but generally do not seek patent protection for our products. We sell a number of products that include patented ingredients. We purchase these ingredients from parties that we believe have the right to manufacture and/or sell those ingredients to us. However, there are a large number of patents that have been granted or applied for in the dietary supplement industry, and there may be an increased possibility that third parties will seek to compel us and our competitors to purchase their patented ingredients or file infringement actions. The cost of these patented ingredients is typically higher than the cost of non-patented ingredients.

        We are currently involved in various patent and trademark cases that have arisen in the ordinary course of business; see "Legal Proceedings."

Employees

        At September 30, 2008, we employed approximately 700 full-time and approximately 107 part-time employees. None of our employees is represented by a collective bargaining unit. We believe that we have a good relationship with our employees.

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

Executive Officers

        The following table sets forth certain information concerning our executive officers:

Name	Age	Position
Frank W. Gay II	62	Director, Chairman of the Board and Chief Executive Officer
Bruce R. Hough	54	President
Jeffrey A. Hinrichs	51	Director, Executive Vice President, Chief Operating Officer and Secretary
Gary M. Hume	59	Executive Vice President
Stanley E. Soper	45	Vice President, Legal Affairs and Assistant Secretary
Cory J. McQueen	39	Vice President and Chief Financial Officer
Christopher B. Neuberger	41	Vice President, Marketing and Sales
Andrew W. Seelos	41	Assistant Vice President and Controller

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

Item 1A.    Risk Factors.

Forward-Looking Statements and Certain Risks

        The statements contained in this report that are not purely historical are "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements regard our expectations, hopes, beliefs, commitments, intentions, and strategies regarding the future. They may be identified by the use of words or phrases, such as "believe," "expect," "anticipate," "should," "plan," "estimate," and "potential," among others. Forward-looking statements include, but are not limited to, statements contained in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our financial performance, revenue and expense levels in the future, and the sufficiency of our existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in these forward-looking statements or for the reasons discussed below. The fact that some of the risk factors may be the same or similar to past reports we have filed with the Securities and Exchange Commission means only that the risks are present in multiple periods. We believe that many of the risks detailed here are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this report are made as of the date of this report, and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in these forward-looking statements. Among others, risks and uncertainties that may affect our business, financial condition, performance, development, and results of operations include the following:

Regulatory, Product Liability and Insurance Risks

        Our products are subject to government regulation, both in the US and abroad, which could increase our costs significantly and limit or prevent the sale of our products. The manufacture, packaging, labeling, advertising, promotion, distribution, and sale of our products are subject to regulation by numerous national and local governmental agencies in the United States and other countries. The primary regulatory bodies in the United States are the FDA and FTC, and we are also subject to the Food Standards Agency and the Department of Health in the UK and similar regulators in Norway. Failure to comply with these regulatory requirements may result in various types of penalties or fines. These include injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions. Individual states also regulate nutritional supplements. A state may interpret claims or products presumptively valid under federal law as illegal under that state's regulations. In markets outside the United States, we are usually required to obtain approvals, licenses, or certifications from a country's ministry of health or comparable agency, as well as labeling and packaging regulations, all of which vary from country to country. Approvals or licensing may be conditioned on reformulation of products or may be unavailable with respect to certain products or product ingredients. Any of these government agencies, as well as legislative bodies, can change existing regulations, or impose new ones, or could take aggressive measures, causing or contributing to a variety of negative consequences, including:

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

        We may experience product liability claims and litigation to prosecute such claims, and although we maintain product liability insurance, which we believe to be adequate for our needs, there can be no assurance that our insurance coverage will be adequate or that we will be able to maintain adequate insurance coverage. As a manufacturer and a distributor of products for human consumption, we experience product liability claims and litigation to prosecute such claims. Additionally, the manufacture and sale of these products involves the risk of injury to consumers as a result of tampering by unauthorized third parties or product contamination. We carry insurance coverage in the types and amounts that we consider reasonably adequate to cover the risks we face. Our current third-party liability policies exclude claims related to products containing kava, as well as additional ingredients. We are currently party to product liability lawsuits that involve excluded ingredients, and there can be no assurance that we will not be subject to additional lawsuits. We have established a captive insurance subsidiary to provide coverage for certain of our product liability risks, including excluded claims under our other policies. We have accrued an amount using the assistance of a third-party actuary that we believe is sufficient to cover probable and reasonably estimable liabilities related to product liability claims based on its history of such claims. However, the capitalization and income from premiums paid, both of which are contributed by us, could be inadequate to cover a claim, particularly a material claim that arises in the first few years of the captive's operations. If insurance coverage is inadequate or unavailable or premium costs continue to rise, we may face additional claims not covered by insurance, and claims that exceed coverage limits or that are not covered could have a material adverse effect on us.

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

        Because a substantial majority of our sales are to or through health food stores, we are dependent to a large degree upon the success of this channel as well as the success of specific retailers in the channel. Over 85% of our sales are in the United States. In this market, we sell our products primarily to or through health food stores. Because of this, we are dependent to a large degree upon the success of that channel as well as the success of specific retailers in the channel. There are some large chains of health food stores, such as Whole Foods and Vitamin Shoppe, but most health food stores are individual stores or very small chains. We rely on these health food stores to purchase, market, and sell our products. Our success is dependent, to a large degree, on the growth and success of the healthy foods channel, which is outside our control. There can be no assurance that the healthy foods channel will be able to grow or prosper as it faces price and service pressure from other channels, including the mass market. There can be no assurance that retailers in the healthy foods channel, in the aggregate, will respond or continue to respond to our stated loyalty to this channel.

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

         Adverse economic conditions may harm our business.    Inflation or other changes in economic conditions that affect demand for nutritional supplements could adversely affect our revenue. Uncertainty about current global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit markets, negative financial news and/or declines in income or asset values, each of which could have a material negative effect on the demand for our products. Other factors that could influence demand include conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

        The current financial turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including interest rate changes with respect to our debt obligations, foreign currency exchange rate fluctuations and insolvency of key suppliers resulting in raw material delays and customer insolvencies. Uncertainty about current global economic conditions could also continue to increase the volatility of our stock price.

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

        Because we manufacture approximately 75% of our products, we are dependent upon the uninterrupted and efficient operation of our manufacturing facilities, which are subject to power failures, the breakdown, failure, or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters, and the need to comply with the requirements or directives of government agencies, including the FDA. We manufacture approximately 75% of our products. As a result, we are dependent upon the uninterrupted and efficient operation of our manufacturing facilities in Ogden, Utah as well as Phoenix, Arizona. Those operations are subject to power failures, the breakdown, failure, or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters, and the need to comply with the requirements or directives of government agencies, including the FDA. There can be no assurance that the occurrence of these or any other operational problems at our facility would not have a material adverse effect on our business, financial condition, and results of operations.

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

        If our goodwill or intangible assets become impaired we may be required to record a significant non-cash charge to earnings. Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill and non-amortizable intangible assets are tested for impairment at least annually.

        During the year ended September 30, 2008, we recorded a non-cash goodwill impairment charge of $1.8 million, net of tax, related to our health food stores. During the year ended September 30, 2007, we recorded a non-cash intangible asset impairment charge of $0.3 million, net of tax, related to the re-branding of certain of our health food stores.

        The ongoing uncertainty in general economic and market conditions could negatively impact our future operating performance, cash flow and/or stock price and could increase the likelihood of significant additional goodwill or intangible asset impairment charges being recorded in future periods which could materially impact our consolidated financial statements. Triggering events in future periods that could potentially warrant an interim review of goodwill and intangible assets to determine whether or not additional impairments exist include a prolonged decrease in our stock price and market capitalization, a sustained decrease in our net sales and/or a sustained decrease in our income from operations. The valuation of goodwill and intangible assets is subject to a high degree of judgment and complexity.

        We are dependent upon our lenders for financing to execute our business strategy and meet our liquidity needs and the lack of adequate financing could negatively impact our business. In the current volatile credit market, there is risk that any lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including but not limited to: extending credit up to the maximum permitted by a credit facility, allowing access to additional credit features and otherwise accessing capital and/or honoring loan commitments. The lenders on our credit facility are Rabobank International and Wells Fargo. If our lenders failed to honor their legal commitments under our credit facility, it could be difficult in this environment to replace our credit facility on similar terms.

Stock Market Risks

        The market price for our common stock may be particularly volatile, and our stockholders may be unable to resell their shares at a profit. The trading price of our common stock has been subject to wide fluctuations (our closing price on the Nasdaq National Market on September 30, 2008 was $11.03 and our closing price on November 17, 2008 was $7.33) and may continue to fluctuate in the future in response to a variety of factors, including:

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

Item 1B.    Unresolved Staff Comments.

        We do not have any unresolved comments from the SEC staff.

 Item 2.    Properties.

        The following table describes our principal properties as of November 20, 2008:

Purpose	Location	Square Footage
Rapid Response Center(1)(3)	Ogden, UT	410,000
Transitional Warehouse(2)	Ogden, UT	107,550
East Coast distribution center	Wilmington, MA	33,500
Brand manufacturing(3)	Ogden, UT	31,230
Bulk manufacturing	Ogden, UT	17,900
Marketing and sales offices	Park City, UT	15,905
Personal care product manufacturing	Phoenix, AZ	7,248
Executive offices	Park City, UT	6,103
Powder and liquid manufacturing	Ogden, UT	5,000
Research, development and quality control	Ogden, UT	1,813

    (1)
    The Rapid Response Center is the central facility where we are, and have been, consolidating operations. The Rapid Response Center currently includes raw materials, manufacturing, packaging, distribution and offices.

    (2)
    The lease for this transitional warehouse expires in December 2009. We are currently working with the landlord to extend the lease through May 2013.

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

        We carry insurance coverage in the types and amounts that we consider reasonably adequate to cover the risks we face in the industry in which we compete. However, our current third-party liability policies exclude claims related to products containing kava, as well as a limited number of certain other ingredients, and contain other exclusions or limitations. See "Business—Risk Factors" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations—Captive Insurance Company."

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

Item 4.    Submission of Matters to a Vote of Security Holders.

        During the fourth quarter of 2008, no matters were submitted to a vote of our security holders.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        Our common stock is traded on the Nasdaq National Market under the symbol "NUTR." The common stock commenced trading on the Nasdaq National Market on February 20, 1998 upon completion of our initial public offering. The following table sets forth the high and low closing prices per share for the common stock:

	High	Low
2007:
First Quarter	16.10	13.58
Second Quarter	17.98	15.47
Third Quarter	16.95	13.45
Fourth Quarter	16.81	13.48
2008:
First Quarter	16.60	10.92
Second Quarter	13.77	12.06
Third Quarter	13.99	11.25
Fourth Quarter	12.50	10.60
2009:
First Quarter (through November 17, 2008)	10.89	6.60

Holders

        As of the close of business on November 17, 2008, there were approximately 180 holders of record of common stock and approximately 1,600 beneficial holders. The closing price of our common stock on November 17, 2008 as reported by the Nasdaq National Market was $7.33.

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

Purchase of Equity Securities

        Prior to fiscal 2006, our Board of Directors approved a share purchase program authorizing us to buy up to 1,500,000 shares of our common stock. During the year ended September 30, 2006, our Board of Directors approved the addition of 1,000,000 shares to our previously approved share purchase program. As of September 30, 2008, 563,915 shares may yet be purchased under this program. Purchases under this program during the fiscal 2008 fourth quarter occurred in September as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
9/1/08 to 9/30/08	22,797	$11.10	22,797	563,915

        Under this approved share repurchase program, we may purchase common stock from time to time on the open market and in individually negotiated transactions. The amount and timing of any purchases will be dependent upon a number of factors, including the price and availability of our shares and general market conditions.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table summarizes outstanding options as of September 30, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	563,517	$8.30	—
Equity compensation plans not approved by security holders	—	—	—

Total:	563,517	$8.30	—

        Although options are still outstanding, the previous equity compensation plans were all terminated on September 30, 2005 so no additional options can be granted under those plans.

Item    6. Selected Financial Data

        The selected financial data presented below were derived from our Consolidated Financial Statements. This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto.

	Year Ended September 30,
	2004	2005	2006		2007		2008
	(dollars in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$140,755	$148,187	$150,405		$156,548		$166,885
Cost of sales	66,779	71,682	71,191		71,622		76,106

Gross profit	73,976	76,505	79,214		84,926		90,779
Operating expenses:
Selling, general and administrative	50,786	55,123	55,389		61,905		66,973
Amortization of intangible assets	374	377	289		391		701
Impairment of goodwill and intangible asset(1)	—	—	—		450	(1)	2,875	(1)

Income from operations	22,816	21,005	23,536		22,180		20,230
Interest and other (income)/expense, net(2)	810	647	(757	)(2)	1,257		1,270

Income before provision for income taxes	22,006	20,358	24,293		20,923		18,960
Provision for income taxes	8,472	7,838	9,353		7,951		7,017

Net income	$13,534	$12,520	$14,940		$12,972		$11,943

Net income per common share:
Basic	$1.19	$1.09	$1.32		$1.17		$1.09
Diluted	$1.15	$1.06	$1.30		$1.15		$1.07
Weighted average common shares outstanding:
Basic	11,359,734	11,520,936	11,332,466		11,054,828		10,993,505
Diluted	11,816,378	11,765,270	11,517,492		11,253,283		11,127,634
Other Financial Data:
Adjusted EBITDA(3)	$27,102	$25,353	$28,063		$27,423		$28,964
Capital expenditures (excluding acquisitions)	5,384	6,844	14,495		10,467		17,869
Cash flows provided by (used in):
Operating activities	21,527	20,639	16,126		23,768		20,337
Investing activities	(15,063)	(12,665)	(10,090)		(41,182)		(23,734)
Financing activities	(6,538)	(6,735)	(6,587)		18,971		4,075
Balance Sheet Data (at period end):
Cash	$2,134	$3,371	$2,834		$4,605		$5,189
Working capital	26,455	26,793	29,943		31,259		36,338
Total assets	93,387	100,905	107,960		146,402		161,664
Total debt	6,500	2,000	2,500		20,000		28,000
Stockholders' equity	71,599	82,467	90,782		105,919		113,460

(1)
During the year ended September 30, 2007, we recorded a non-cash intangible asset impairment charge of $450 ($279 after tax, or $0.02 per diluted share) related to the re-branding of certain health food stores. During the year ended September 30, 2008, we recorded a non-cash goodwill impairment charge of $2,875 ($1,811 after tax, or $0.16 per diluted share) related to our health food stores.

(2)
During the year ended September 30, 2006, we sold our 31,340 square foot building located in Park City, Utah for $4,500 in cash. At the time of sale, the building had a book value of $3,395. A gain of $1,105 ($680 after tax, or $0.06 per diluted share) was included in other income.

(3)
"Adjusted EBITDA" (a non-GAAP measure) is defined as earnings before net interest and other (income)/expense, taxes, depreciation, amortization and goodwill and intangible asset impairment. Adjusted EBITDA has some inherent limitations in measuring operating performance due to the exclusion of certain financial elements such as depreciation and amortization and is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. Furthermore, Adjusted EBITDA is not intended to be a substitute for cash flows from operating activities, as a measure of liquidity, or an alternative to net income in determining our operating performance in accordance with generally accepted accounting principles. Our use of an EBITDA-based metric should be considered within the following context:

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

        The following table sets forth a reconciliation of net income to Adjusted EBITDA for each period included herein:

	Year Ended September 30,
	2004	2005	2006	2007	2008
	(dollars in thousands)
Net income	$13,534	$12,520	$14,940	$12,972	$11,943
Provision for income taxes	8,472	7,838	9,353	7,951	7,017
Interest and other (income)/expense, net(1)(2)	810	647	(757)	1,257	1,270
Depreciation and amortization	4,286	4,348	4,527	4,793	5,859
Impairment of goodwill and intangible asset(3)	—	—	—	450	2,875

Adjusted EBITDA	$27,102	$25,353	$28,063	$27,423	$28,964

Percentage of net sales	19.3%	17.1%	18.7%	17.5%	17.4%

(1)
Includes amortization of deferred financing fees.

(2)
Includes other income of $1,105 for the year ended September 30, 2006 related to a gain on the sale of a building.

(3)
For the year ended September 30, 2007, a non-cash intangible asset impairment charge of $450 was recorded related to the re-branding of certain health food stores. For the year ended September 30, 2008, a non-cash goodwill impairment charge of $2,875 was recorded related to our health food stores.

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

        We sell branded nutritional supplements and other natural products under the trademarks Solaray®, VegLife®, KAL®, Nature's Life®, Sunny Green®, Action Labs®, Natural Balance®, NaturalMax®, bioAllers®, Herbs for Kids™, Natra-Bio®, NaturalCare®, Zand®, Health from the Sun®, Life-flo®, Larénim®, Living Flower Essences®, Pioneer®, Thompson®, Natural Sport®, Supplement Training Systems®, Premier One®, Montana Big Sky™, ActiPet®, FunFresh Foods™, Dowd & Rogers™, CompliMed®, AllVia™, Oakmont Labs®, Healthway®, Body Gold®, Sayge Biosciences™, Monarch Nutraceuticals™ and Great Basin Botanicals™. Under the name Woodland Publishing™, we publish, print and market a line of books and booklets to, among others, book distributors, national retail bookstores and health and natural food stores. We also distribute branded products of certain third parties.

        We own neighborhood natural food markets, which operate under the trade names The Real Food Company™, Thom's Natural Foods™ and Cornucopia Community Market™. We also own health food stores, which operate under the trade names Fresh Vitamins™, Granola's™ and Pilgrim's Natureway™.

        We manufacture and/or distribute one of the broadest branded product lines in the industry with over 4,000 SKUs, including over 700 SKUs sold internationally. We believe that as a result of our emphasis on innovation, quality, loyalty, education and customer service, our brands are widely recognized in health and natural food stores and among their customers.

        We were formed in 1993 by senior management and Bain Capital, Inc. to effect a consolidation strategy in the fragmented VMS Industry. Since our formation, we have completed the following acquisitions: Solaray, Premier One, KAL, Monarch, Action Labs, NutraForce Canada, Woodland Publishing, Thompson, Fresh Organics, Nature's Life, Fresh Vitamins, Natural Balance, Montana Naturals, Pioneer, Living Flowers, Life-flo, Larenim, Zand, Terapi, NaturalCare, Dowd & Rogers and Health from the Sun. Management believes that Nutraceutical is well positioned to continue to capitalize on the consolidation we believe is occurring in the VMS Industry.

Critical Accounting Policies

        The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America required us to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Significant estimates included values and lives assigned to acquired intangible assets, reserves for customer returns and allowances, uncollectible accounts receivable, slow moving, obsolete and/or damaged inventory and valuation and recoverability of long-lived assets. Actual results may differ from these estimates.

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

        We evaluate the recoverability of property, plant and equipment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Property, plant and equipment are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability of the asset by comparison of its carrying amount to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the difference between the carrying amount and the fair value of the impaired asset is recorded.

        Goodwill and Intangible Assets—Statement of Financial Accounting Standards No. 141, Business Combinations, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), require estimates and judgments in determining the initial recognition and measurement of goodwill and intangible assets, including factors and assumptions used in determining fair value and useful lives. Intangible assets with finite useful lives are amortized, while intangible assets with indefinite useful lives are not amortized. Amortizable intangible assets are reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill and non-amortizable intangible assets are tested annually for impairment and are tested for impairment between annual tests if an event occurs that would cause us to believe that value is impaired. We perform our annual impairment testing as of September 30 each year, which is the last day of our fiscal year.

        In accordance with SFAS 142, we performed our annual goodwill impairment testing as of September 30, 2008. Reporting unit fair values were determined using the income and market approaches. Based on the valuation findings, we determined that we had a goodwill impairment related to our health food stores reporting unit in accordance with the first step of the goodwill impairment test described in SFAS 142. This goodwill impairment was the result of a number of factors, including (i) the adverse business climate of the specialty retail market which further declined during the quarter ended September 30, 2008, (ii) flatness in our health food stores sales and (iii) increased costs associated with new store openings and lease renewals.

        We then performed the second step of the impairment test under SFAS 142 to measure the amount of the non-cash impairment charge, which was determined to be $2.9 million ($1.8 million after tax, or $0.16 per diluted share). The charge represented the entire carrying value of goodwill related to our health food stores reporting unit.

        During the year ended September 30, 2007, we recorded a non-cash intangible asset impairment charge of $0.5 million ($0.3 million after tax, or $0.02 per diluted share) related to the re-branding of certain of our health food stores. The charge represented the entire carrying amount of trademark and tradename intangible assets related to our health food stores.

        The ongoing uncertainty in general economic and market conditions could negatively impact our future operating performance, cash flow and/or stock price and could increase the likelihood of significant additional goodwill or intangible asset impairment charges being recorded in future periods which could materially impact our consolidated financial statements. Triggering events in future periods that could potentially warrant an interim review of goodwill and intangible assets to determine whether or not additional impairments exist include a prolonged decrease in our stock price and market capitalization, a sustained decrease in our net sales and/or a sustained decrease in our income from operations. The valuation of goodwill and intangible assets is subject to a high degree of judgment and complexity.

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

Results of Operations

        The following table sets forth certain Consolidated Statements of Operations data as a percentage of net sales for the periods indicated:

	Year Ended September 30,
	2006	2007	2008
Net sales	100.0%	100.0%	100.0%
Cost of sales	47.3	45.8	45.6

Gross profit	52.7	54.2	54.4
Selling, general and administrative	36.8	39.5	40.1
Amortization of intangibles	0.2	0.2	0.4
Impairment of goodwill and intangible asset	—	0.3	1.8

Income from operations	15.7	14.2	12.1
Interest and other (income)/expense, net	(0.5)	0.8	0.7

Income before provision for income taxes	16.2	13.4	11.4
Provision for income taxes	6.3	5.1	4.2

Net income	9.9%	8.3%	7.2%

Comparison of Fiscal 2008 to Fiscal 2007

         Net Sales.    Net sales increased by $10.4 million, or 6.6%, to $166.9 million for fiscal 2008 from $156.5 million for fiscal 2007. Net sales of branded nutritional supplements and other natural products increased by $10.3 million, or 7.4%, to $149.7 million for fiscal 2008 compared to $139.4 million for fiscal 2007. The increase in net sales of branded nutritional supplements and other natural products was primarily related to the net sales contributions of the two businesses acquired during fiscal 2008 and the six businesses acquired during fiscal 2007, partially offset by a slight decrease in sales volume of branded products to certain customers. The impact on net sales related to price changes was not material. Other net sales remained relatively flat at $17.2 million for fiscal 2008 compared to $17.1 million for fiscal 2007. Management believes that the VMS Industry continues to have low growth rates and remains very competitive.

         Gross Profit.    Gross profit increased by $5.9 million, or 6.9%, to $90.8 million for fiscal 2008 from $84.9 million for fiscal 2007. This increase in gross profit was primarily attributable to the increase in net sales. As a percentage of net sales, gross profit remained relatively flat at 54.4% for fiscal 2008 compared to 54.2% for fiscal 2007.

         Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $5.1 million, or 8.2%, to $67.0 million for fiscal 2008 from $61.9 million for fiscal 2007. As a percentage of net sales, selling, general and administrative expenses increased to 40.1% for fiscal 2008 compared to 39.5% for fiscal 2007. This increase in selling, general and administrative expenses was primarily attributable to operational and transition costs related to the two businesses acquired in fiscal 2008 and the six businesses acquired in fiscal 2007.

         Amortization of Intangibles.    Amortization of intangibles was $0.7 million for fiscal 2008 compared to $0.4 million for fiscal 2007. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

         Impairment of Goodwill and Intangible Asset.    During fiscal 2008, we recorded a non-cash goodwill impairment charge of $2.9 million ($1.8 million after tax, or $0.16 per diluted share) related to our health food stores. The charge represented the entire goodwill carrying value of our health food stores reporting unit. During fiscal 2007, we recorded a non-cash intangible asset impairment charge of $0.5 million ($0.3 million after tax, or $0.02 per diluted share) related to the re-branding of certain health food stores. The charge represented the entire carrying amount of trademark and trade name intangible assets related to our health food stores.

         Interest and Other (Income)/Expense, Net.    Net interest and other (income)/expense was $1.3 million for both fiscal 2008 and fiscal 2007 and primarily consisted of interest expense on indebtedness under our revolving credit facility.

         Provision for Income Taxes.    Our effective tax rate was 37.0% for fiscal 2008 and 38.0% for fiscal 2007. In each period, our effective tax rate was higher than the federal statutory rate primarily due to state taxes.

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

         Impairment of Goodwill and Intangible Asset.    During fiscal 2007, we recorded a non-cash intangible asset impairment charge of $0.5 million ($0.3 million after tax, or $0.02 per diluted share) related to the re-branding of certain health food stores. The charge represented the entire carrying amount of trademark and trade name intangible assets related to our health food stores.

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

Selected Quarterly Financial Data; Seasonality

        The following table sets forth certain quarterly financial data for fiscal 2007 and 2008. This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements and, in our opinion, reflects all normally recurring adjustments necessary for fair presentation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal 2007				Fiscal 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands, except per share data: unaudited)
Net sales	$35,848	$42,104	$38,694	$39,902	$41,086	$44,446	$40,454	$40,899
Gross profit	19,524	23,124	20,805	21,473	22,313	24,516	21,965	21,985
Net income	3,355	4,159	2,853	2,605	3,211	4,352	2,853	1,527
Net income per common share:
Basic	$0.30	$0.38	$0.26	$0.23	$0.29	$0.39	$0.26	$0.14
Diluted	$0.30	$0.37	$0.25	$0.23	$0.28	$0.39	$0.26	$0.14

        We believe that our business is characterized by minor seasonality. However, sales to any particular customer can vary substantially from one quarter to the next based on such factors as industry trends, timing of promotional discounts, international economic conditions and acquisition-related activities. Excluding the effect of acquisitions, we have historically recorded higher branded products sales volume during the second fiscal quarter due to increased interest in health-related products among consumers following the holiday season. The fiscal 2007 acquisitions were completed during the first, second and third quarters and the fiscal 2008 acquisitions were completed during the first and second quarters.

Liquidity and Capital Resources

        As of September 30, 2008, we had cash of $5.2 million. Net cash provided by operating activities was $20.3 million, $23.8 million and $16.1 million for the years ended September 30, 2008, 2007, and 2006, respectively. The decrease in net cash provided by operating activities in fiscal 2008 was primarily attributable to a decrease in cash provided by changes in assets and liabilities, net of effects of acquisitions, and a decrease in net income partially offset by an increase in depreciation and amortization and an increase in impairment charges.

        Net cash used in investing activities was $23.7 million, $41.2 million, and $10.1 million for the years ended September 30, 2008, 2007, and 2006, respectively. Our investing activities during these periods primarily consisted of acquisitions of businesses, capital expenditures and during the year ended September 30, 2006, proceeds of $4.5 million related to the sale of our building.

        During the year ended September 30, 2008, we made two acquisitions. On December 12, 2007, we acquired certain assets of Dowd and Rogers, Inc. Dowd and Rogers, Inc. manufactures and markets a line of gluten-free cake mixes. On March 20, 2008, we acquired the Health from the Sun® brand of dietary supplement products by purchasing selected assets of Arkopharma, LLC. The aggregate purchase price for these acquisitions was $5.9 million in cash.

        During the year ended September 30, 2007, we made six acquisitions. On October 31, 2006, we acquired a majority interest in a complementary natural products business. On November 15, 2006, we acquired the Life-flo® brand of health care products, which includes therapeutic creams sold in health and natural food stores, by purchasing substantially all of the operating assets of Life-flo Health Care Products, Inc. and Nutraceutical Labs, Inc. On December 15, 2006, we acquired the Larenim® brand of mineral makeup by purchasing certain assets of Vitamin Outlet, Inc. On January 10, 2007, we acquired the Zand®, Natra-Bio®, bioAllers®, Herbs for Kids™ and Complimed® brands by purchasing certain operating assets of Botanical Laboratories, Inc. On May 4, 2007, we acquired substantially all of the operating assets of TERAPI-consult.as, a leading wholesale distributor of our Solaray® brand as well as other branded nutritional supplements and other natural products in Norway. On June 29, 2007, we acquired the NaturalCare® brand of homeopathic and dietary supplement products by purchasing substantially all of the operating assets of NaturalCare Products, Inc. The aggregate purchase price of these acquisitions was $30.7 million in cash.

        The fiscal 2008 and fiscal 2007 acquisitions were financed primarily using borrowings under our revolving credit facility, as well as cash provided by operating activities. These acquisitions are in keeping with our business strategy of consolidating the fragmented industry where we compete and give us nutritional brands with products we currently do not sell. The expected long-term sales and expense synergies of acquired businesses are generally not realized immediately following acquisition as certain transition and integration matters must be completed.

        Capital expenditures during the years ended September 30, 2008, 2007, and 2006 related primarily to real estate, distribution and manufacturing equipment, building improvements related to facility consolidation efforts and information systems.

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

        Net cash provided by (used in) financing activities was $4.1 million, $19.0 million and $(6.6) million for the years ended September 30, 2008, 2007 and 2006, respectively. Our financing activities during these periods consisted primarily of borrowings and repayments under our revolving credit facility related to operating needs, purchases of common stock for treasury and proceeds from the issuance of common stock.

        In October 2007, we registered a direct stock purchase plan with the Securities and Exchange Commission. The purpose of this direct stock purchase plan is to provide a convenient way for existing stockholders, as well as new investors, to purchase shares of our common stock. A total of 1,500,000 shares of our common stock were registered under the plan with 13,043 shares purchased during the year ended September 30, 2008.

        On January 28, 2002, we entered into a five-year, sixty million dollar reducing revolving credit facility. On September 7, 2006, we amended this revolving credit facility (the "Amended Credit Agreement"). The Amended Credit Agreement extends the term of the credit facility to September 2011, resets the available credit borrowings to sixty million with no automatic reductions and provides an accordion feature which can increase the available credit borrowings to ninety million, subject to approval by the lenders and compliance with certain covenants and conditions. The lenders on this Amended Credit Agreement are Rabobank International and Wells Fargo. To date, we have not experienced any difficulties in accessing the available funds under our Amended Credit Agreement. Deferred financing fees of $205 thousand related to the Amended Credit Agreement were capitalized.

        At September 30, 2008, we had outstanding revolving credit borrowings of $28.0 million under the Amended Credit Agreement. Borrowings under the Amended Credit Agreement are collateralized by substantially all our assets and bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At September 30, 2008, the applicable weighted-average interest rate for outstanding borrowings was 4.00%, exclusive of any interest rate swap agreements. We are also required to pay a variable quarterly fee on the unused balance under the Amended Credit Agreement. At September 30, 2008, the applicable rate was 0.20%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The Amended Credit Agreement matures on September 7, 2011, and we are required to repay all principal and interest outstanding under the Amended Credit Agreement on such date.

        The Amended Credit Agreement contains restrictive covenants, including restrictions on incurring other indebtedness and requirements that we maintain certain financial ratios. As of September 30, 2008, we were in compliance with these restrictive covenants. Upon the occurrence of a default or an event of default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring us to repay all amounts outstanding under the Amended Credit Agreement.

        On August 10, 2008, we entered into a one-year interest rate swap agreement covering $15.0 million of our outstanding revolving credit borrowings. The interest rate swap has an all-in fixed interest rate of 4.17% and was not designated as a hedge in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. For the year ended September 30, 2008, the interest rate swap had a favorable change in fair value of $1 thousand, which was included as a component of interest and other (income)/expense in the Consolidated Statements of Operations.

        A key component of our business strategy is to seek to make additional acquisitions, which may require that we obtain additional financing, which could include the incurrence of substantial additional indebtedness. We believe that borrowings under the Amended Credit Agreement or a replacement credit facility, together with cash flows from operations, will be sufficient to make required payments under the Amended Credit Agreement or any such replacement facility, and to make anticipated capital expenditures and fund working capital needs for fiscal 2009.

        Our significant non-cancelable contractual obligations as of September 30, 2008 were as follows:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(dollars in thousands)
Long-term debt	$28,000	$—	$28,000	$—	$—
Interest on long-term debt(a)	3,598	1,237	2,361	—	—
Operating leases	6,862	2,993	3,214	596	59

Total	$38,460	$4,230	$33,575	$596	$59

(a)
Represents estimated interest obligations associated with our outstanding revolving credit facility balance of $28.0 million at September 30, 2008, assuming no principal payments are made before maturity, a weighted-average interest rate of 4.00% and an underutilization fee rate of 0.20%, offset by a one-year interest rate swap covering $15.0 million of our outstanding revolving credit borrowings at an all-in fixed rate of 4.17%.

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

New Accounting Standards

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In November 2007, the FASB decided to postpone for one year the effective date of SFAS 157 for other non-financial assets and liabilities. SFAS 157 is effective for us as of October 1, 2008 for financial items and October 1, 2009 for other non-financial assets and liabilities. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial statements.

        In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for us as October 1, 2008. We do not expect the adoption of SFAS 159 to have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (Revised 2007), Business Combinations ("SFAS 141(R)"). SFAS 141(R) addresses fair value accounting and the related disclosure for assets and liabilities acquired in a business combination. SFAS 141(R) is effective for us as of October 1, 2009. We are currently evaluating the impact this standard may have on business acquisitions we may complete after September 30, 2009.

        In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160"). SFAS 160 changes the accounting and reporting for the noncontrolling interests in a subsidiary in consolidated financial statements. SFAS 160 recharacterizes minority interests as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders' equity. SFAS 160 is effective for us as of October 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. We do not expect the adoption of SFAS 160 to have a material impact on our consolidated financial statements.

        In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133 ("SFAS 161"). This Standard requires enhanced disclosures regarding derivatives and hedging activities. SFAS 161 is effective for us beginning January 1, 2009. SFAS 161 will not have a material impact on our consolidated financial statements.

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

        We periodically review new accounting standards that are issued. Although some of these accounting standards may be applicable to us, we have not identified any other new standards that we believe merit further discussion, and we expect that none would have a significant impact on our consolidated financial statements.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        Borrowings under the Amended Credit Agreement bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At September 30, 2008, the applicable weighted average interest rate for borrowings was 4.00%, exclusive of any interest rate swap agreements, and we had total borrowings outstanding of $28.0 million. On August 10, 2008, we entered into a one-year interest rate swap agreement covering $15.0 million of our outstanding revolving credit borrowings. The interest rate swap has an all-in fixed interest rate of 4.17%.

        With respect to our international operations, we are subject to currency fluctuations; however, we do not believe that these fluctuations would have a material adverse impact on our financial position because the majority of our net sales to foreign countries are transacted in U.S. dollars. Net sales to foreign countries not transacted in U.S. dollars included sales to customers in Norway, Sweden, Canada, the U.K., the Netherlands and Japan. To date, we have not hedged any of our potential foreign currency exposures.

Item 8.    Financial Statements and Supplementary Data.

        The information required by Item 8 is set forth on pages F-1 through F-24 of this Annual Report on Form 10-K. The supplementary financial information required by Item 302 of Regulation S-K is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Selected Quarterly Financial Data; Seasonality."

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

        Based on our evaluation, management concluded that we maintained effective internal control over financial reporting as of September 30, 2008, based on the criteria in Internal Control—Integrated Framework issued by the COSO. Our internal control over financial reporting as of September 30, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information required by this item with respect to our directors, our audit committee, our audit committee financial expert and procedures by which stockholders may recommend nominees to the board of directors is set forth under the heading "The Board of Directors" in our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, or the Proxy Statement, to be filed with the SEC within 120 days of the end of our fiscal year, which information is incorporated herein by reference. Information required by this item regarding our executive officers is included in Part I of this Annual Report on Form 10-K under the heading "Business—Executive Officers." Information required by this item with respect to Section 16(a) beneficial ownership reporting compliance is set forth in the Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of November 2008.

NUTRACEUTICAL INTERNATIONAL CORPORATION
By:	/s/ FRANK W. GAY II Frank W. Gay II Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 20th day of November 2008.

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

Nutraceutical International Corporation

Index to Consolidated Financial Statements

Page
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at September 30, 2007 and 2008	F-3
Consolidated Statements of Operations for the years ended September 30, 2006, 2007 and 2008	F-4
Consolidated Statements of Cash Flows for the years ended September 30, 2006, 2007 and 2008	F-5
Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended September 30, 2006, 2007 and 2008	F-6
Notes to Consolidated Financial Statements	F-7
Schedule to Consolidated Financial Statements:
For the years ended September 30, 2006, 2007 and 2008 Schedule II—Valuation and Qualifying Accounts

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Nutraceutical International Corporation:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Nutraceutical International Corporation and its subsidiaries at September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Salt Lake City, Utah
November 20, 2008

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	September 30,
	2007	2008
ASSETS
Current assets:
Cash	$4,605	$5,189
Accounts receivable, net	11,549	11,963
Inventories, net	30,261	33,812
Prepaid expenses and other current assets	3,523	2,982
Deferred income taxes	1,596	1,631

Total current assets	51,534	55,577
Property, plant and equipment, net	39,506	52,356
Goodwill	38,978	37,632
Intangible assets, net	12,753	13,153
Deferred income taxes, net	2,913	2,432
Other non-current assets, net	718	514

Total assets	$146,402	$161,664

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,322	$12,333
Accrued expenses	7,953	6,906

Total current liabilities	20,275	19,239
Long-term debt	20,000	28,000
Other non-current liabilities	208	965

Total liabilities	40,483	48,204

Commitments and contingencies (Notes 10, 14 and 16)
Stockholders' equity:
Common stock, $0.01 par value, 50,000,000 shares authorized; 11,136,702 shares issued and outstanding at September 30, 2007; 10,838,976 shares issued and outstanding at September 30, 2008	111	108
Additional paid-in capital	34,135	30,213
Retained earnings	70,812	82,788
Accumulated other comprehensive income	861	351

Total stockholders' equity	105,919	113,460

Total liabilities and stockholders' equity	$146,402	$161,664

The accompanying notes are an integral part of these consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	Years ended September 30,
	2006	2007	2008
Net sales	$150,405	$156,548	$166,885
Cost of sales	71,191	71,622	76,106

Gross profit	79,214	84,926	90,779

Operating expenses:
Selling, general and administrative	55,389	61,905	66,973
Amortization of intangible assets	289	391	701
Impairment of goodwill and intangible asset (Note 7)	—	450	2,875

	55,678	62,746	70,549

Income from operations	23,536	22,180	20,230
Interest and other (income)/expense, net	(757)	1,257	1,270

Income before provision for income taxes	24,293	20,923	18,960
Provision for income taxes	9,353	7,951	7,017

Net income	$14,940	$12,972	$11,943

Net income per common share:
Basic	$1.32	$1.17	$1.09
Diluted	1.30	1.15	1.07
Weighted average common shares outstanding:
Basic	11,332,466	11,054,828	10,993,505
Dilutive effect of stock options	185,026	198,455	134,129

Diluted	11,517,492	11,253,283	11,127,634

The accompanying notes are an integral part of these consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years ended September 30,
	2006	2007	2008
Cash flows from operating activities:
Net income	$14,940	$12,972	$11,943
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,527	4,793	5,859
Amortization of deferred financing fees	172	56	56
Impairment of goodwill and intangible asset	—	450	2,875
Losses/(gains) on disposals of property and equipment	(1,104)	9	5
Deferred income taxes	753	1,927	509
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(35)	848	99
Inventories, net	(1,895)	463	(1,375)
Prepaid expenses and other current assets	178	(1,537)	588
Other non-current assets, net	(9)	(748)	544
Accounts payable	(1,609)	1,712	11
Accrued expenses	388	2,855	(779)
Other non-current liabilities	(180)	(32)	2

Net cash provided by operating activities	16,126	23,768	20,337

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	4,500	—	4
Purchases of property, plant and equipment	(14,495)	(10,467)	(17,869)
Acquisitions of businesses, net of cash acquired	(95)	(30,715)	(5,869)

Net cash used in investing activities	(10,090)	(41,182)	(23,734)

Cash flows from financing activities:
Payments on other non-current liabilities	(225)	—	—
Proceeds from long-term debt	11,500	31,500	14,500
Payments on long-term debt	(11,000)	(14,000)	(6,500)
Payments of deferred financing fees	(205)	—	—
Proceeds from issuances of common stock	143	1,151	476
Purchases of common stock for treasury	(6,811)	—	(4,469)
Tax benefit from stock option exercises	11	320	68

Net cash provided by (used in) financing activities	(6,587)	18,971	4,075

Effect of exchange rate changes on cash	14	214	(94)

Net increase (decrease) in cash	(537)	1,771	584
Cash at beginning of year	3,371	2,834	4,605

Cash at end of year	$2,834	$4,605	$5,189

The accompanying notes are an integral part of these consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(dollars in thousands)

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-In Capital	Retained Earnings		Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at October 1, 2005	11,472,049	$115	$39,317	$42,900	$135	$—	$82,467
Net income	—	—	—	14,940	—	—	14,940
Other comprehensive income:
Foreign currency translation adjustment, net of tax	—	—	—	—	32	—	32

Total comprehensive income							14,972
Issuances of common stock	12,968	—	143	—	—	—	143
Tax benefit from stock option exercises	—	—	11	—	—	—	11
Purchases of common stock for treasury	—	—	—	—	—	(6,811)	(6,811)
Retirement of common stock in treasury	(471,713)	(5)	(6,806)	—	—	6,811	—

Balance at September 30, 2006	11,013,304	110	32,665	57,840	167	—	90,782
Net income	—	—	—	12,972	—	—	12,972
Other comprehensive income: Foreign currency translation adjustment, net of tax	—	—	—	—	694	—	694

Total comprehensive income							13,666
Issuances of common stock	123,398	1	1,150	—	—	—	1,151
Tax benefit from stock option exercises	—	—	320	—	—	—	320

Balance at September 30, 2007	11,136,702	111	34,135	70,812	861	—	105,919
Net income	—	—	—	11,943	—	—	11,943
Other comprehensive income:
Foreign currency translation adjustment, net of tax	—	—	—	—	(510)	—	(510)

Total comprehensive income							11,433
Adoption of FIN 48	—	—	—	33	—	—	33
Issuances of common stock	51,424	—	476	—	—	—	476
Tax benefit from stock option exercises	—	—	68	—	—	—	68
Purchases of common stock for treasury	—	—	—	—	—	(4,469)	(4,469)
Retirement of common stock in treasury	(349,150)	(3)	(4,466)	—	—	4,469	—

Balance at September 30, 2008	10,838,976	$108	$30,213	$82,788	$351	$—	$113,460

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

        The Company sells branded nutritional supplements and other natural products under the trademarks Solaray®, VegLife®, KAL®, Nature's Life®, Sunny Green®, Action Labs®, Natural Balance®, NaturalMax®, bioAllers®, Herbs for Kids™, Natra-Bio®, NaturalCare®, Zand®, Health from the Sun®, Life-flo®, Larénim®, Living Flower Essences®, Pioneer®, Thompson®, Natural Sport®, Supplement Training Systems®, Premier One®, Montana Big Sky™, ActiPet®, FunFresh Foods™, Dowd & Rogers™, CompliMed®, AllVia™, Oakmont Labs®, Healthway®, Body Gold®, Sayge Biosciences™, Monarch Nutraceuticals™ and Great Basin Botanicals™. Under the name Woodland Publishing™, the Company publishes, prints and markets a line of books and booklets to, among others, book distributors, national retail bookstores and health and natural food stores. The Company also distributes branded products of certain third parties.

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

        Use of Estimates—The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Significant estimates included values and lives assigned to acquired intangible assets, reserves for customer returns and allowances, uncollectible accounts receivable, slow moving, obsolete and/or damaged inventory and valuation and recoverability of long-lived assets. Actual results may differ from these estimates.

        Fair Value of Financial Instruments—The Company believes that the fair values of financial instruments, including cash, accounts receivable, accounts payable and debt, approximated their respective book values at September 30, 2007 and 2008.

        Cash—The majority of the Company's cash was held by one bank at September 30, 2008. As a result of this concentration, the Company's cash balances frequently exceed federally insured limits. The Company does not believe it is subject to any other unusual risks as a result of this concentration other than those normally associated with commercial banking relationships.

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

        The Company evaluates the recoverability of property, plant and equipment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Property, plant and equipment are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company measures recoverability of the asset by comparison of its carrying amount to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the difference between the carrying amount and the fair value of the impaired asset is recorded.

        Goodwill and Intangible Assets—Goodwill and intangible assets are accounted for in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). The excess of purchase price over fair value of assets acquired and liabilities assumed in purchase transactions was classified as goodwill. Intangible assets with finite useful lives are amortized while intangible assets with indefinite useful lives are not amortized. Amortizable intangible assets are reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill and non-amortizable intangible assets are tested annually for impairment and are tested for impairment between annual tests if an event occurs that would cause the Company to believe that value is impaired. The Company performs its annual impairment testing as of September 30 each year, which is the last day of the Company's fiscal year.

        During the year ended September 30, 2008, the Company recorded a non-cash goodwill impairment charge of $1,811, net of tax, related to the Company's health food stores. During the year ended September 30, 2007, the Company recorded a non-cash intangible asset impairment charge of $279, net of tax, related to the rebranding of certain health food stores (Note 7).

        The ongoing uncertainty in general economic and market conditions could negatively impact the Company's future operating performance, cash flow and/or stock price and could increase the likelihood of significant additional goodwill or intangible asset impairment charges being recorded in future periods which could materially impact the Company's consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

Triggering events in future periods that could potentially warrant an interim review of goodwill and intangible assets to determine whether or not additional impairments exist include a prolonged decrease in the Company's stock price and market capitalization, a sustained decrease in the Company's net sales and/or a sustained decrease in the Company's income from operations. The valuation of goodwill and intangible assets is subject to a high degree of judgment and complexity.

        Derivative Instruments—Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), requires derivative instruments to be recognized as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of derivative instruments depends on their intended use and resulting hedge designation. For derivative instruments designated as hedges, the changes in fair value are recorded in the balance sheet as a component of accumulated other comprehensive income. Changes in the fair value of derivative instruments not designated as hedges are recorded in the Consolidated Statements of Operations, generally as a component of interest and other (income)/expense. At September 30, 2007 and 2008, the Company had no derivative instruments designated as hedges.

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

        Shipping and Handling Costs—The Company incurred shipping and handling costs related to third-party freight charges, as well as internal warehousing and order fulfillment costs. These costs were classified as selling, general and administrative expenses and totaled $9,632, $9,494 and $9,177 for the years ended September 30, 2006, 2007 and 2008, respectively.

        Research and Development—The Company expensed research and development costs as incurred. For the years ended September 30, 2006, 2007 and 2008, the Company incurred $762, $964 and $1,088, respectively, in research and development expenditures.

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

        The Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48") in June 2006. FIN 48 provides specific guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. The Company adopted FIN 48 as of October 1, 2007 (Note 11).

        Accounting for Stock-Based Compensation—The Company follows Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS 123R") and applied the modified prospective application method upon adoption. SFAS 123R requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards. At the date of adoption, October 1, 2005, the Company had no outstanding and unvested share-based payments (Note 12). The Company's historical pool of windfall tax benefits under SFAS 123R was determined using the short-cut method described in Financial Accounting Standards Board Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.

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

        New Accounting Standards—In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In November 2007, the FASB decided to postpone for one year the effective date of SFAS 157 for other non-financial assets and liabilities. SFAS 157 is effective for the Company as of October 1, 2008 for financial items and October 1, 2009 for other non-financial assets and liabilities. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial statements.

        In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the Company as of October 1, 2008. The Company does not expect the adoption of SFAS 159 to have a material impact on its consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

        In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (Revised 2007), Business Combinations ("SFAS 141(R)"). SFAS 141(R) addresses fair value accounting and the related disclosure for assets and liabilities acquired in a business combination. SFAS 141(R) is effective for the Company as of October 1, 2009. The Company is currently evaluating the impact this standard may have on business acquisitions it may complete after September 30, 2009.

        In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160"). SFAS 160 changes the accounting and reporting for the noncontrolling interests in a subsidiary in consolidated financial statements. SFAS 160 recharacterizes minority interests as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders' equity. SFAS 160 is effective for the Company as of October 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The Company does not expect the adoption of SFAS 160 to have a material impact on its consolidated financial statements.

        In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133 ("SFAS 161"). This Standard requires enhanced disclosures regarding derivatives and hedging activities. SFAS 161 is effective for the Company beginning January 1, 2009. SFAS 161 will not have a material impact on the Company's consolidated financial statements.

        In April 2008, the FASB issued Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP 142-3 is effective for the Company as of October 1, 2009. Early adoption is prohibited. The Company is currently evaluating the impact FSP 142-3 may have on its consolidated financial statements.

        The Company periodically reviews new accounting standards that are issued. Although some of these accounting standards may be applicable to the Company, the Company has not identified any other new standards that it believes merit further discussion, and the Company expects that none would have a significant impact on its consolidated financial statements.

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

acquired the NaturalCare® brand of homeopathic and dietary supplement products by purchasing substantially all of the operating assets of NaturalCare Products, Inc. The aggregate purchase price for these fiscal 2007 acquisitions was $30,715 (net of cash acquired) and was paid in cash.

        During the year ended September 30, 2008, the Company made two acquisitions. On December 12, 2007, the Company acquired certain assets of Dowd and Rogers, Inc. for $97 in cash. Dowd and Rogers, Inc. manufactures and markets a line of gluten-free cake mixes. On March 20, 2008, the Company acquired the Health from the Sun® brand of dietary supplement products by purchasing selected assets of Arkopharma, LLC for $5,772 in cash.

        These acquisitions are in keeping with the Company's business strategy of consolidating the fragmented industry where it competes. These acquisitions were accounted for using the purchase method of accounting. Accordingly, the aggregate purchase price was assigned to the assets acquired and liabilities assumed based on their fair market values at the respective dates of acquisition. The excess of aggregate purchase price over the fair market values of the assets acquired and liabilities assumed was classified as goodwill and was accounted for in accordance with SFAS 142 (Note 7). The Consolidated Statements of Operations and Consolidated Statements of Cash Flows presented herein include the activities of these acquired businesses from their respective dates of acquisition. The following reflects the allocation of the aggregate purchase prices for the fiscal 2007 and 2008 acquisitions to the aggregate assets acquired and liabilities assumed:

	Fiscal 2007 Acquisitions	Fiscal 2008 Acquisitions
Aggregate assets acquired and liabilities assumed:
Current assets, net	$5,328	$2,697
Property, plant and equipment	781	108
Goodwill	20,306	1,862
Intangible assets	6,541	1,257
Current liabilities	(1,694)	(55)
Non-current liabilities	(56)	—
Non-current deferred income taxes	(491)	—

	$30,715	$5,869

        The fiscal 2007 and fiscal 2008 acquired intangible assets included trademarks and tradenames totaling $2,979 and $920, respectively, which have indefinite lives and are not subject to amortization for financial statement purposes, as well as intangible assets totaling $3,562 and $337, respectively, related to customer relationships, distribution rights, developed software and technology, and trademarks and tradenames which are being amortized over a period of 3 to 9 years for financial statement purposes. Acquired intangible assets of $5,259 related to the fiscal 2007 acquisitions and $1,257 related to the fiscal 2008 acquisitions are expected to be deductible for tax purposes over fifteen years. Goodwill, which is not subject to amortization for financial statement purposes, of $18,158 related to the fiscal 2007 acquisitions and $1,862 related to the fiscal 2008 acquisitions is expected to be deductible for tax purposes over fifteen years.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

4. Accounts Receivable, net

        Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	September 30,
	2007	2008
Accounts receivable	$13,738	$14,120
Less allowances	(2,189)	(2,157)

	$11,549	$11,963

5. Inventories, net

        Inventories, net of reserves for slow moving, obsolete and/or damaged inventory, were comprised of the following:

	September 30,
	2007	2008
Raw materials	$11,501	$12,941
Work-in-process	6,063	6,760
Finished goods	14,497	15,947

	32,061	35,648
Less reserves	(1,800)	(1,836)

	$30,261	$33,812

6. Property, Plant and Equipment, net

        Property, plant and equipment, net, were comprised of the following:

		September 30,
	Estimated Useful Life in Years
		2007	2008
Land	—	$3,436	$3,512
Building	30	28,390	42,925
Leasehold improvements	1-7	3,096	3,733
Furniture, fixtures and equipment	3-10	43,400	39,049

		78,322	89,219
Less accumulated depreciation and amortization		(38,816)	(36,863)

		$39,506	$52,356

        At September 30, 2007 and 2008, the Company had no equipment under capital leases. Substantially all property, plant and equipment of the Company collateralized its debt obligations (Note 9).

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

        On March 31, 2006, the Company purchased the Rapid Response Center in Ogden, Utah for $4,160 in cash. When fully converted, the Rapid Response Center will provide approximately 410,000 square feet of gross building space located on approximately 19.2 acres, which includes available land for expansion. The Rapid Response Center is the central facility where the Company is, and has been, consolidating operations, including raw material warehousing, manufacturing, packaging, distribution and administrative offices. The Company was previously leasing most of this facility. In connection with this purchase, property, plant and equipment totaling $15,595, which were previously classified as leasehold improvements, were reclassified to building and the estimated depreciable lives were revised to 30 years.

        Depreciation and amortization of property, plant and equipment totaled $4,238, $4,402 and $5,158 for the years ended September 30, 2006, 2007 and 2008, respectively.

7. Goodwill and Intangible Assets

        In accordance with SFAS 142, the Company performed its annual goodwill impairment testing as of September 30, 2008. Reporting unit fair values were determined using the income and market approaches. Based on the valuation findings, the Company determined that it had a goodwill impairment related to its health food stores reporting unit in accordance with the first step of the goodwill impairment test described in SFAS 142. This goodwill impairment was the result of a number of factors, including (i) the adverse business climate of the specialty retail market which further declined during the quarter ended September 30, 2008, (ii) flatness in the Company's health food stores sales and (iii) increased costs associated with new store openings and lease renewals.

        The Company then performed the second step of the impairment test under SFAS 142 to measure the amount of the non-cash impairment charge, which was determined to be $2,875 ($1,811 after tax, or $0.16 per diluted share). The charge represented the entire carrying value of goodwill related to the Company's health food stores reporting unit.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

7. Goodwill and Intangible Assets (Continued)

        The changes in the carrying amount of goodwill for the years ended September 30, 2007 and 2008 were as follows:

Goodwill
Balance as of October 1, 2006	$18,366
Goodwill acquired during the year	20,306
Foreign currency translation adjustment	306

Balance as of September 30, 2007	38,978
Goodwill acquired during the year	1,862
Goodwill impairment	(2,875)
Purchase accounting adjustments related to prior acquisitions	(70)
Foreign currency translation adjustment	(263)

Balance as of September 30, 2008	$37,632

        The carrying amounts of intangible assets at September 30, 2007 and 2008 were as follows:

	September 30, 2007			September 30, 2008
							Weighted- Average Amortization Period (Years)
	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount
Intangible assets subject to amortization:
Trademarks/trade names/patents	$444	$(324)	$120	$481	$(367)	$114	5
Customer relationships/distribution rights	2,943	(209)	2,734	3,100	(672)	2,428	7
Developed software and technology	772	(142)	630	772	(296)	476	5

	4,159	(675)	3,484	4,353	(1,335)	3,018
Intangible assets not subject to amortization:
Trademarks/trade names/licenses	9,269	—	9,269	10,135	—	10,135

	$13,428	$(675)	$12,753	$14,488	$(1,335)	$13,153

(1)
Amounts include the impact of foreign currency translation adjustments.

        Aggregate amortization expense related to intangible assets subject to amortization totaled $289, $391 and $701 for the years ended September 30, 2006, 2007 and 2008, respectively.

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

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

7. Goodwill and Intangible Assets (Continued)

        Estimated amortization expense related to intangible assets subject to amortization is as follows:

Year Ending September 30,	Estimated Amortization Expense
2009	$679
2010	673
2011	661
2012	501
2013	322
Thereafter	182

$3,018

8. Accrued Expenses

        Accrued expenses were comprised of the following:

	September 30,
	2007	2008
Employee payroll, taxes, benefits and performance incentives	$4,131	$4,790
Other accrued expenses	3,822	2,116

	$7,953	$6,906

9. Long-Term Debt

        Long-term debt was comprised of the following:

	September 30,
	2007	2008
Revolving Credit Facility	$20,000	$28,000

        On January 28, 2002, the Company entered into a five-year, sixty million dollar reducing revolving credit facility. On September 7, 2006, the Company amended this revolving credit facility (the "Amended Credit Agreement"). The Amended Credit Agreement extends the term of the credit facility to September 2011, resets the available credit borrowings to sixty million with no automatic reductions and provides an accordion feature which can increase the available credit borrowings to ninety million, subject to approval by the lenders and compliance with certain covenants and conditions. The lenders on this Amended Credit Agreement are Rabobank International and Wells Fargo. To date, the Company has not experienced any difficulties in accessing the available funds under the Amended Credit Agreement. Deferred financing fees of $205 related to the Amended Credit Agreement were capitalized.

        At September 30, 2008, the Company had outstanding revolving credit borrowings of $28,000 under the Amended Credit Agreement. Borrowings under the Amended Credit Agreement are

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

9. Long-Term Debt (Continued)

collateralized by substantially all assets of the Company. At the Company's election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At September 30, 2008, the applicable weighted-average interest rate for outstanding borrowings was 4.00%, exclusive of any interest rate swap agreements. The Company is also required to pay a variable quarterly fee on the unused balance under the Amended Credit Agreement. At September 30, 2008, the applicable rate was 0.20%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The Amended Credit Agreement matures on September 7, 2011, and the Company is required to repay all principal and interest outstanding under the Amended Credit Agreement on such date.

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

        On August 10, 2008, the Company entered into a one-year interest rate swap agreement covering $15,000 of the Company's outstanding revolving credit borrowings. The interest rate swap has an all-in fixed interest rate of 4.17% and was not designated as a hedge in accordance with SFAS 133. For the year ended September 30, 2008, the interest rate swap had a favorable change in fair value of $1, which was included as a component of interest and other (income)/expense in the Consolidated Statements of Operations.

10. Lease Commitments and Obligations

        The Company leases retail, office, storage and warehouse space under non-cancelable operating leases, the last of which expires during fiscal 2017; however, the Company has negotiated extension options in many cases. These operating leases require the Company to pay all taxes, insurance and maintenance.

        The following summarizes future minimum lease payments required under the Company's significant non-cancelable operating leases:

Year Ending September 30,	Minimum Lease Payments
2009	$2,993
2010	1,954
2011	1,260
2012	500
2013	96
Thereafter	59

$6,862

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

10. Lease Commitments and Obligations (Continued)

        Total rent expense incurred by the Company under significant non-cancelable operating leases was $1,994, $2,483 and $3,062 for the years ended September 30, 2006, 2007 and 2008, respectively.

11. Income Taxes

        The provision for income taxes was comprised of the following:

	Years Ended September 30,
	2006	2007	2008
Current:
Federal	$6,994	$5,763	$5,630
State	1,606	890	783
Deferred:
Federal	694	1,156	521
State	59	142	83

	$9,353	$7,951	$7,017

        A summary of the composition of net deferred income tax assets and liabilities was as follows:

	September 30,
	2007	2008
Current Deferred Income Tax Assets
Accounts receivable reserves	$478	$577
Inventory reserves	422	566
Accrued liabilities	696	488

	$1,596	$1,631

Non-Current Deferred Income Tax Assets and Liabilities, net
Goodwill and other intangible assets	$1,471	$681
Property, plant and equipment	1,442	1,417
Other non-current liabilities	—	334

	$2,913	$2,432

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

11. Income Taxes (Continued)

        The differences between income taxes at the statutory federal income tax rate and income taxes reported in the Consolidated Statements of Operations were as follows:

	Years Ended September 30,
	2006	2007	2008
Federal tax at statutory rate	$8,502	$7,323	$6,636
State taxes, net of federal benefit	1,180	729	562
Non-deductible expenses	143	169	162
Foreign sales benefit	(196)	(24)	—
Manufacturing benefit	(162)	(183)	(324)
Other	(114)	(63)	(19)

	$9,353	$7,951	$7,017

        The Company adopted FIN 48 as of October 1, 2007. As a result of the adoption of FIN 48, the Company recognized a $33 decrease in the liability for unrecognized tax benefits, which was recorded as an increase to the October 1, 2007 balance of retained earnings in accordance with the provisions of FIN 48.

        As of October 1, 2007, the Company's liability related to unrecognized tax benefits was $169. As of September 30, 2008, the Company's liability related to unrecognized tax benefits was $107 of which $101 would impact the Company's effective tax rate if recognized. The liability related to unrecognized tax benefits was recorded as a component of other non-current liabilities in the Company's Consolidated Balance Sheets. Interest and penalties related to unrecognized tax benefits are recorded as a component of interest and other (income)/expense in the Company's Consolidated Statements of Operations. For the year ended September 30, 2008, the Company recorded a net benefit of $20 for interest related to unrecognized tax benefits. At September 30, 2008, the Company had $9 in accrued interest related to unrecognized tax benefits. The Company does not anticipate any significant changes in unrecognized tax benefits during the next twelve months.

        During fiscal 2008, the aggregate changes in the balance of unrecognized tax benefits were as follows:

Unrecognized Tax Benefits
Balance as of October 1, 2007	$169
Increases for tax positions related to the current year	36
Decreases for tax positions related to prior years	(4)
Reductions due to lapsed statute of limitations	(94)

Balance as of September 30, 2008	$107

        The Company files income tax returns in the United States ("U.S.") federal jurisdiction, various U.S. state jurisdictions and certain foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for fiscal years before 2005. The Company is no longer subject to examination in any U.S. state jurisdiction or foreign jurisdiction for fiscal years prior to 2003.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

12. Capital Stock

        Description of Capital Stock—At September 30, 2007 and 2008, the Company had two authorized classes of stock: Common Stock and Preferred Stock, each with a par value of $0.01 per share. At September 30, 2007 and 2008, 5,000,000 shares of Preferred Stock were authorized with no shares issued or outstanding.

        Stock Option Plans—During the year ended September 30, 1995, the Company's Board of Directors adopted the 1995 Stock Option Plan. This plan provided for granting options to purchase Common Stock to executives, employees and consultants of the Company and its subsidiaries. Grants under this plan vested over a period of four years and expired on the tenth anniversary of the date of grant. In aggregate, 225,873 shares were reserved for issuance under this plan. All of these options had been cancelled or exercised prior to September 30, 2008.

        During the year ended September 30, 1998, the Company's Board of Directors adopted the 1998 Stock Incentive Plan. This plan provided for granting options to purchase Common Stock to executives, employees and consultants of the Company and its subsidiaries. Grants under this plan vested over a period of two to four years and expire no later than the tenth anniversary of the date of grant. In aggregate, 1,050,000 shares of Common Stock were reserved for issuance under this plan. As of September 30, 2008, options to purchase 533,517 shares of Common Stock were issued, outstanding and exercisable under this plan.

        During the year ended September 30, 1998, the Company's Board of Directors adopted the 1998 Non-Employee Director Stock Option Plan. This plan provided for granting options to purchase Common Stock to non-employee directors of the Company. Grants under this plan vested over a period of three years and expire no later than the tenth anniversary of the date of grant. In aggregate, 150,000 shares of Common Stock were reserved for issuance under this plan. As of September 30, 2008, options to purchase 30,000 shares of Common Stock were issued, outstanding and exercisable under this plan.

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

        As of September 30, 2008, options to purchase an aggregate 563,517 shares of Common Stock were issued, outstanding and exercisable. The following table sets forth option activity under the 1995 Stock Option Plan, the 1998 Stock Incentive Plan and the 1998 Non-Employee Director Stock Option Plan for the years ended September 30, 2006, 2007 and 2008:

	Number of Options	Average Price Per Share	Aggregate Option Price
Outstanding at October 1, 2005	883,253	$9.95	$8,790
Exercised	(6,367)	9.44	(60)
Forfeited or expired	(1,375)	17.50	(24)

Outstanding at September 30, 2006	875,511	9.94	8,706

Exercised	(123,398)	9.20	(1,135)
Forfeited or expired	(1,150)	17.50	(20)

Outstanding at September 30, 2007	750,963	10.06	7,551

Exercised	(38,381)	8.17	(314)
Forfeited or expired	(149,065)	17.17	(2,560)

Outstanding at September 30, 2008	563,517	$8.30	$4,677

        Options granted prior to the Company's initial public offering were issued at exercise prices that represented management's estimates of the fair market value of Common Stock at the respective grant dates. Options granted since the Company's initial public offering were issued at exercise prices that represented the quoted market price of Common Stock at the respective grant dates. For the years ended September 30, 2006, 2007 and 2008, options to purchase 138,815, 137,665 and 232,800 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of these stock options were greater than the average share price of the Company's common stock and, therefore, the effect would have been antidilutive.

        The following table sets forth data related to exercise prices and lives for all issued, outstanding and exercisable options as of September 30, 2008, which include grants made under the 1998 Stock Incentive Plan and the 1998 Non-Employee Director Stock Option Plan:

	September 30, 2008
	Options Outstanding		Options Exercisable
Range of Exercise Prices	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
$2.44–$5.00 (Avg. life: 2.6 years)	258,217	$3.63	258,217	$3.63
$10.18–$14.22 (Avg. life: 5.5 years)	305,300	12.25	305,300	12.25

	563,517	$8.30	563,517	$8.30

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

12. Capital Stock (Continued)

        At September 30, 2008, the aggregate intrinsic value of stock options outstanding and exercisable was $1,948. The intrinsic value is the amount by which the market value of the underlying common stock exceeds the exercise price of the respective stock option.

        During the years ended September 30, 2006, 2007 and 2008, the Company received proceeds of $60, $1,135 and $314, respectively, related to the exercise of stock options and optionees realized aggregate pre-tax gains of $31, $843 and $163, respectively, from these stock option exercises.

        Share Purchase Program—Prior to fiscal 2006, the Company's Board of Directors approved a share purchase program authorizing the Company to buy up to 1,500,000 shares of Common Stock of the Company. During the year ended September 30, 2006, the Company's Board of Directors approved the addition of 1,000,000 shares to the Company's previously approved share purchase program. Under this program, the Company purchased 471,713 shares during the year ended September 30, 2006 at an aggregate price of $6,811. All shares of Common Stock held in treasury during fiscal 2006 were retired prior to September 30, 2006. The Company made no repurchases of Common Stock during the year ended September 30, 2007. During fiscal 2008, the Company purchased 349,150 shares at an aggregate price of $4,469. All shares of Common Stock held in treasury during fiscal 2008 were retired prior to September 30, 2008. As of September 30, 2008, the Company was permitted to purchase up to 563,915 additional shares under its approved share purchase program. The shares available for repurchase at September 30, 2008 have no expiration date. The Company accounts for treasury shares using the cost method.

        Direct Stock Purchase Plan—In October 2007, the Company registered a direct stock purchase plan with the Securities and Exchange Commission. The purpose of this direct stock purchase plan is to provide a convenient way for existing stockholders, as well as new investors, to purchase shares of the Company's Common Stock. A total of 1,500,000 shares of the Company's Common Stock were registered under the plan with 13,043 shares purchased for the year ended September 30, 2008.

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

        Net sales attributed to customers in the United States and foreign countries for the years ended September 30, 2006, 2007 and 2008 were as follows:

	Year Ended September 30,
	2006	2007	2008
United States	$135,679	$139,156	$147,007
Foreign countries	14,726	17,392	19,878

	$150,405	$156,548	$166,885

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

        The Company's net sales by product group for the years ended September 30, 2006, 2007 and 2008 were as follows:

	Year Ended September 30,
	2006	2007	2008
Branded nutritional supplements and other natural products	$133,072	$139,437	$149,700
Other(1)	17,333	17,111	17,185

	$150,405	$156,548	$166,885

    (1)
    Nets sales for any other product or group of similar products are less than 10% of consolidated net sales.

14. Employee Benefit Plans

        401(k) Plan—The Company has a 401(k) defined contribution profit sharing plan that covers substantially all employees. Under the plan, employees may contribute up to 15% of their compensation subject to certain exceptions and limitations. In addition, employees who meet certain age requirements may contribute additional amounts permitted by law under the plan. The Company makes matching contributions to the plan up to the first 4% of employee contributions and is permitted to make discretionary contributions under the plan. The amounts contributed to the plan by the Company were $636, $691 and $756 for the years ended September 30, 2006, 2007 and 2008, respectively.

15. Supplemental Disclosure of Cash Flow Items

        Cash paid by the Company for interest was $342, $1,064 and $1,457 for the years ended September 30, 2006, 2007 and 2008, respectively. Cash paid by the Company for taxes was $9,250, $7,023 and $6,053 for the years ended September 30, 2006, 2007 and 2008, respectively.

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

NUTRACEUTICAL INTERNATIONAL CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(dollars in thousands)
September 30, 2008
Deducted from related asset account:
Allowance for sales returns	$852	$—	$—	$34	$818
Allowance for doubtful accounts	1,337	205	—	203	1,339
Inventory reserve	1,800	1,403	—	1,367	1,836
September 30, 2007
Deducted from related asset account:
Allowance for sales returns	739	6	275	168	852
Allowance for doubtful accounts	1,250	77	196	186	1,337
Inventory reserve	1,902	1,275	438	1,815	1,800
September 30, 2006
Deducted from related asset account:
Allowance for sales returns	720	—	19	—	739
Allowance for doubtful accounts	1,170	210	—	130	1,250
Inventory reserve	1,984	925	39	1,046	1,902

EXHIBIT INDEX

Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation of Nutraceutical(1)
3.2	Form of By-laws of Nutraceutical(1)
4.1	Form of certificate representing Common Stock(1)
4.2	Amended and Restated Registration Agreement dated as of January 31, 1995 among Nutraceutical and certain of its stockholders(1)
10.1	Form of Indemnification Agreement(1)
10.2	1998 Stock Incentive Plan(1)
10.3	1998 Non-Employee Director Stock Option Plan(1)
10.4	Credit Agreement dated as of January 28, 2002 among Nutraceutical and its lenders(2)
10.5	1995 Stock Option Plan(3)
10.6	Form of Agreement for Stock Options granted under the 1998 Stock Incentive Plan and 1998 Non-Employee Director Stock Option Plan(4)
10.7	First Amendment to Credit Agreement dated as of September 7, 2006 among Nutraceutical and its lenders(5)
11.1	Computation of earnings per share
The information required by Exhibit 11.1 is set forth on page F-4 of this Form 10-K.
21.1	Subsidiaries of Nutraceutical(6)
23.1	Consent of PricewaterhouseCoopers LLP(6)
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(6)
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(6)

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