Form 10-Q
period 2008-12-31
NUTRACEUTICAL INTERNATIONAL CORP
filed 2009-01-29
CIK 1050007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the Quarterly Period Ended December 31, 2008

Commission file number 000-23731

NUTRACEUTICAL INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	87-0515089
(State of incorporation)	(IRS Employer Identification No.)

1400 Kearns Boulevard, 2nd Floor, Park City, Utah	84060
(Address of principal executive office)	(Zip code)

(435) 655-6106
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

        At January 29, 2009 the registrant had 10,862,782 shares of common stock outstanding.

NUTRACEUTICAL INTERNATIONAL CORPORATION

INDEX

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	September 30, 2008(1)	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$5,189	$5,007
Accounts receivable, net	11,963	10,620
Inventories, net	33,812	33,000
Prepaid expenses and other current assets	2,982	1,490
Deferred income taxes	1,631	1,774

Total current assets	55,577	51,891
Property, plant and equipment, net	52,356	55,633
Goodwill	37,632	37,161
Intangible assets, net	13,153	12,650
Other non-current assets, net	514	1,104
Deferred income taxes, net	2,432	2,369

Total assets	$161,664	$160,808

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$12,333	$9,108
Accrued expenses	6,906	5,150

Total current liabilities	19,239	14,258
Long-term debt	28,000	29,500
Other non-current liabilities	965	1,113

Total liabilities	48,204	44,871

Stockholders' equity
Common stock	108	109
Additional paid-in capital	30,213	30,353
Retained earnings	82,788	85,900
Accumulated other comprehensive income	351	(425)

Total stockholders' equity	113,460	115,937

Total liabilities and stockholders' equity	$161,664	$160,808

(1)
The condensed consolidated balance sheet as of September 30, 2008 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended December 31,
	2007	2008
Net sales	$41,086	$39,629
Cost of sales	18,773	18,197

Gross profit	22,313	21,432
Operating expenses
Selling, general and administrative	16,628	15,773
Amortization of intangible assets	167	159

Income from operations	5,518	5,500
Interest and other (income)/expense, net	380	510

Income before provision for income taxes	5,138	4,990
Provision for income taxes	1,927	1,878

Net income	$3,211	$3,112
Other comprehensive income/(loss)
Foreign currency translation adjustment, net of tax	(30)	(776)

Comprehensive income	$3,181	$2,336

Net income per common share
Basic	$0.29	$0.29
Diluted	0.28	0.28
Weighted average common shares outstanding
Basic	11,123,792	10,849,221
Dilutive effect of stock options	146,297	82,591

Diluted	11,270,089	10,931,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Three months ended December 31,
	2007	2008
Cash flows from operating activities
Net income	$3,211	$3,112
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,312	1,634
Amortization of deferred financing fees	14	14
Losses on disposals of property and equipment	1	1
Deferred income taxes	299	(80)
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net	(460)	1,343
Inventories, net	(738)	812
Prepaid expenses and other current assets	1,736	1,492
Other non-current assets, net	26	211
Accounts payable	(685)	(3,225)
Accrued expenses	(1,887)	(2,366)
Other non-current liabilities	10	148

Net cash provided by operating activities	2,839	3,096

Cash flows from investing activities
Acquisitions of businesses, net of cash acquired	(97)	—
Purchases of property and equipment	(4,007)	(4,753)

Net cash used in investing activities	(4,104)	(4,753)

Cash flows from financing activities
Proceeds from long-term debt	1,500	3,000
Payments on long-term debt	(500)	(1,500)
Proceeds from issuances of common stock	8	128
Purchases of common stock for treasury	(858)	—
Tax benefit from stock option exercises	—	13

Net cash provided by financing activities	150	1,641

Effect of exchange rate changes on cash	(8)	(166)

Net decrease in cash	(1,123)	(182)
Cash at beginning of period	4,605	5,189

Cash at end of period	$3,482	$5,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in thousands, except per share data)

1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments to present fairly the consolidated financial position of Nutraceutical International Corporation and its subsidiaries (the "Company") as of December 31, 2008, the results of their operations and cash flows for the three months ended December 31, 2007 and 2008, in conformity with accounting principles generally accepted in the United States of America for interim financial information applied on a consistent basis. Results for the three months ended December 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year.

        Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Accordingly, these financial statements should be read in conjunction with the Company's Form 10-K for the Fiscal Year Ended September 30, 2008, which was filed with the Securities and Exchange Commission on November 20, 2008.

2. ACCOUNTS RECEIVABLE, NET

        Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	September 30, 2008	December 31, 2008
Accounts receivable	$14,120	$12,803
Less allowances	(2,157)	(2,183)

	$11,963	$10,620

3. INVENTORIES, NET

        Inventories, net of reserves for slow moving, obsolete and/or damaged inventory, were comprised of the following:

	September 30, 2008	December 31, 2008
Raw materials	$12,941	$14,102
Work-in-process	6,760	4,876
Finished goods	15,947	15,845

	35,648	34,823
Less reserves	(1,836)	(1,823)

	$33,812	$33,000

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

4. GOODWILL AND INTANGIBLE ASSETS

        The change in the carrying amount of goodwill from September 30, 2008 to December 31, 2008 was as follows:

Goodwill
Balance as of September 30, 2008	$37,632
Foreign currency translation adjustment	(471)

Balance as of December 31, 2008	$37,161

        The carrying amounts of intangible assets at September 30, 2008 and December 31, 2008 were as follows:

	September 30, 2008			December 31, 2008
	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount	Weighted-Average Amortization Period (Years)
Intangible assets subject to amortization:
Trademarks/trade names/patents	$481	$(367)	$114	$486	$(377)	$109	5
Customer relationships/distribution rights	3,100	(672)	2,428	2,769	(701)	2,068	7
Developed software and technology	772	(296)	476	772	(335)	437	5

	4,353	(1,335)	3,018	4,027	(1,413)	2,614
Intangible assets not subject to amortization:
Trademarks/trade names/licenses	10,135	—	10,135	10,036	—	10,036

	$14,488	$(1,335)	$13,153	$14,063	$(1,413)	$12,650

(1)
Amounts include the impact of foreign currency translation adjustments.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

4. GOODWILL AND INTANGIBLE ASSETS (Continued)

        Estimated future amortization expense related to the December 31, 2008 net carrying amount of $2,614 for intangible assets subject to amortization is as follows:

Year Ending September 30,	Estimated Amortization Expense
2009(1)	$469
2010	619
2011	607
2012	447
2013	291
Thereafter	181

$2,614

    (1)
    Estimated amortization expense for the year ending September 30, 2009 includes only amortization to be recorded after December 31, 2008.

        Goodwill and non-amortizable intangible assets are tested annually for impairment and are tested for impairment between annual tests if an event occurs that would cause the Company to believe that value is impaired. The Company performs its annual impairment testing as of September 30 each year, which is the last day of the Company's fiscal year. Reporting unit fair values are determined using the income and market approaches. At December 31, 2008, the Company had goodwill allocated to its branded reporting unit and its natural food markets reporting unit. Amortizable intangible assets are reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.

        During the year ended September 30, 2008, the Company recorded a non-cash goodwill impairment charge of $2,875 ($1,811 after tax, or $0.16 per diluted share) related to its health food stores reporting unit.

        The ongoing uncertainty in general economic and market conditions negatively impacted retail and consumer demand, as well as the market price of the Company's common stock, during the three months ended December 31, 2008 and could continue to negatively impact the Company's future operating performance, cash flow and/or stock price and could increase the likelihood of significant additional goodwill or intangible asset impairment charges being recorded in future periods which could materially impact the Company's consolidated financial statements. Triggering events in future periods that could potentially warrant an interim review of goodwill and intangible assets to determine whether or not additional impairments exist include a prolonged decrease in the Company's stock price and market capitalization, a sustained decrease in the Company's net sales and/or a sustained decrease in the Company's income from operations. The valuation of goodwill and intangible assets is subject to a high degree of judgment and complexity.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in prior accounting pronouncements. In November 2007, the FASB decided to postpone for one year the effective date of SFAS 157 for assets and liabilities measured at fair value on a non-recurring basis. The Company adopted SFAS 157 as of October 1, 2008 for assets and liabilities measured at fair value on a recurring basis. The adoption of this standard did not have a material impact on the Company's consolidated financial statements. The Company will adopt SFAS 157 for assets and liabilities measured at fair value on a non-recurring basis as of October 1, 2009.

        On a quarterly basis, the Company measures at fair value certain financial assets and liabilities, including cash equivalents and an interest rate swap. SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's own assumptions. The following fair value hierarchy prioritizes the inputs into three broad levels:

  •
  Level 1—Quoted prices for identical instruments in active markets;

  •
  Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

  •
  Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

        This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The fair value of the Company's financial assets and liabilities at December 31, 2008 was determined using the following levels of inputs:

	Fair Value Measurements as of December 31, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents—money market fund	$2,118	2,118	—	—
Liabilities:
Accrued expenses—interest rate swap	$186	—	186	—

        The fair value for the money market fund, classified as Level 1, was obtained from a quoted market price. The fair value for the interest rate swap, classified as Level 2, was derived based on the notional amount of the interest rate swap and observable market inputs including time to maturity, interest rates and credit spreads.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

6. SHARE REPURCHASES

        During the three months ended December 31, 2008, the Company did not purchase or retire any shares of common stock. During the three months ended December 31, 2007, the Company purchased 67,731 shares of common stock for an aggregate price of $858, which shares were held in treasury until being retired on December 31, 2007. As of December 31, 2008, the Company was permitted to purchase up to 563,915 additional shares under its approved purchase plan. The Company accounts for treasury shares using the cost method.

7. STOCK OPTIONS

        The following table summarizes stock option activity during the three months ended December 31, 2008:

	Number of Options	Weighted-Average Exercise Price
Options outstanding and exercisable at September 30, 2008	563,517	$8.30
Exercised	(15,600)	5.00

Options outstanding and exercisable at December 31, 2008	547,917	$8.39

        Options to purchase 163,365 and 305,300 shares of common stock for the three months ended December 31, 2007 and 2008, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of these stock options were greater than the average share price of the Company's common stock and, therefore, the effect would have been antidilutive.

        During the three months ended December 31, 2008, the Company received proceeds of $89 related to the exercise of stock options. During this same period, the Company recorded a tax benefit of $13 and optionees realized an aggregate pre-tax gain of $32 from these stock option exercises. During the three months ended December 31, 2007, there were no stock options exercised.

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

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

8. OPERATING SEGMENTS (Continued)

        Net sales attributed to customers in the United States and foreign countries for the three months ended December 31, 2007 and 2008 were as follows:

	Three months ended December 31,
	2007	2008
United States	$35,866	$35,282
Foreign countries	5,220	4,347

	$41,086	$39,629

        Certain net sales attributed to customers in the United States are sold to customers who in turn may sell such products to customers in foreign countries while certain net sales attributed to customers in foreign countries are sold to customers who in turn may sell such products to customers in the United States.

        The Company's net sales by product group for the three months ended December 31, 2007 and 2008 were as follows:

	Three months ended December 31,
	2007	2008
Branded nutritional supplements and other natural products	$36,820	$35,505
Other(1)	4,266	4,124

	$41,086	$39,629

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

Critical Accounting Policies

        The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America required us to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Significant estimates included values and lives assigned to acquired intangible assets, reserves for customer returns and allowances, uncollectible accounts receivable, slow moving and obsolete and/or damaged inventory and valuation and recoverability of long-lived assets. Actual results may differ from these estimates.

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

        Goodwill and Intangible Assets—Statement of Financial Accounting Standards No. 141, Business Combinations, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), require estimates and judgments in determining the initial recognition and measurement of goodwill and intangible assets, including factors and assumptions used in determining fair values and useful lives. Intangible assets with finite useful lives are amortized, while intangible assets with indefinite useful lives are not amortized. Amortizable intangible assets are reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill and non-amortizable intangible assets are tested annually for impairment and are tested for impairment between annual tests if an event occurs that would cause us to believe that value is impaired. We perform our annual impairment testing as of September 30 each year, which is the last day of our fiscal year. Reporting unit fair values are determined using the income and market approaches. At December 31, 2008, we had goodwill allocated to our branded reporting unit and our natural food markets reporting unit.

        During the year ended September 30, 2008, we recorded a non-cash goodwill impairment charge of $2.9 million ($1.8 million after tax, or $0.16 per diluted share). This charge represented the entire carrying value of goodwill related to our health food stores reporting unit.

        The ongoing uncertainty in general economic and market conditions negatively impacted retail and consumer demand, as well as the market price of our common stock, during the three months ended December 31, 2008 and could continue to negatively impact our future operating performance, cash flow and/or stock price and could increase the likelihood of significant additional goodwill or intangible asset impairment charges being recorded in future periods which could materially impact our consolidated financial statements. Triggering events in future periods that could potentially warrant an interim review of goodwill and intangible assets to determine whether or not additional impairments exist include a prolonged decrease in our stock price and market capitalization, a sustained decrease in our net sales and/or a sustained decrease in our income from operations. The valuation of goodwill and intangible assets is subject to a high degree of judgment and complexity.

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

Results of Operations

        The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended December 31,
	2007	2008
Net sales	100.0%	100.0%
Cost of sales	45.7%	45.9%

Gross profit	54.3%	54.1%
Selling, general and administrative	40.5%	39.8%
Amortization of intangible assets	0.4%	0.4%

Income from operations	13.4%	13.9%
Interest and other (income)/expense, net	0.9%	1.3%

Income before provision for income taxes	12.5%	12.6%
Provision for income taxes	4.7%	4.7%

Net income	7.8%	7.9%

EBITDA(1)	16.6%	18.0%

    (1)
    See "—EBITDA."

Comparison of the Three Months Ended December 31, 2008 to the Three Months Ended December 31, 2007

        Net Sales.    Net sales decreased by $1.5 million, or 3.5%, to $39.6 million for the three months ended December 31, 2008 ("first quarter of fiscal 2009") from $41.1 million for the three months ended December 31, 2007 ("first quarter of fiscal 2008"). Net sales of branded nutritional supplements and other natural products decreased by $1.3 million, or 3.6%, to $35.5 million for the first quarter of fiscal 2009 compared to $36.8 million for the first quarter of fiscal 2008. The decrease in net sales of branded nutritional supplements and other natural products was primarily related to a decrease in sales volume of branded products to many customers due in large part to the U.S. and global economic recession which seemed to be more pronounced during the first quarter of fiscal 2009. This decrease in net sales volume was partially offset by a $1.3 million increase in net sales related to price changes as well as the net sales contributions of businesses acquired during fiscal 2008. Other net sales remained relatively flat at $4.1 million for the first quarter of fiscal 2009 compared to $4.3 million for the first quarter of fiscal 2008. Management believes that the VMS Industry contracted during the first quarter of fiscal 2009 and continues to remain very competitive.

        Gross Profit.    Gross profit decreased by $0.9 million, or 3.9%, to $21.4 million for the first quarter of fiscal 2009 from $22.3 million for the first quarter of fiscal 2008. This decrease in gross profit was primarily attributable to the decrease in net sales. As a percentage of net sales, gross profit remained relatively flat at 54.1% for the first quarter of fiscal 2009 compared to 54.3% for the first quarter of fiscal 2008.

        Selling, General and Administrative.    Selling, general and administrative expenses decreased by $0.8 million, or 5.1%, to $15.8 million for the first quarter of fiscal 2009 from $16.6 million for the first quarter of fiscal 2008. As a percentage of net sales, selling, general and administrative expenses decreased to 39.8% for the first quarter of fiscal 2009 compared to 40.5% for the first quarter of fiscal 2008. This decrease in selling, general and administrative expenses was primarily attributable to a reduction in operational and transitional costs related to businesses acquired in fiscal 2007 and fiscal 2008 as well as year-over-year cost improvements in most areas.

        Amortization of Intangibles.    Amortization of intangibles was $0.2 million for the first quarter of fiscal 2009 and 2008. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

        Interest and Other (Income)/Expense, Net.    Net interest and other (income)/expense was $0.5 million for the first quarter of fiscal 2009 and $0.4 million for the first quarter of fiscal 2008 and primarily consisted of interest expense on indebtedness under our revolving credit facility, with the increase being primarily related to additional borrowings for the fiscal 2008 acquired businesses partially offset by a reduction in interest rates.

        Provision for Income Taxes.    Our effective tax rate was 37.6% for the first quarter of fiscal 2009 and 37.5% for the first quarter of fiscal 2008. In each period, our effective tax rate was higher than the federal statutory rate primarily due to state taxes.

EBITDA

        EBITDA (a non-GAAP measure) is defined in our debt covenants and performance measures as earnings before net interest and other (income)/expense, taxes, depreciation and amortization. EBITDA has some inherent limitations in measuring operating performance due to the exclusion of certain financial elements such as depreciation and amortization and is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. Furthermore, EBITDA is not intended to be a substitute for cash flows from operating activities, as a measure of liquidity, or an alternative to net income in determining our operating performance in accordance with generally accepted accounting principles. Our use of EBITDA should be considered within the following context:

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

        The following table sets forth a reconciliation of net income to EBITDA for each period included herein:

	Three Months Ended December 31,
	2007	2008
Net income	$3,211	$3,112
Provision for income taxes	1,927	1,878
Interest and other (income)/expense, net(1)	380	510
Depreciation and amortization	1,312	1,634

EBITDA	$6,830	$7,134

    (1)
    Includes amortization of deferred financing fees.

        Our EBITDA increased to $7.1 million for the first quarter of fiscal 2009 from $6.8 million for the first quarter of fiscal 2008. EBITDA as a percentage of net sales increased to 18.0% for the first quarter of fiscal 2009 from 16.6% for the first quarter of fiscal 2008.

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

Liquidity and Capital Resources

        We had working capital of $37.6 million as of December 31, 2008 compared to $36.3 million as of September 30, 2008. This increase in working capital was primarily the result of decreases in accounts payable and accrued expenses partially offset by decreases in accounts receivable, inventories and prepaid expenses and other current assets.

        Net cash provided by operating activities for the three months ended December 31, 2008 was $3.1 million compared to $2.8 million for the comparable period in fiscal 2008. This increase in net cash provided by operating activities for the three months ended December 31, 2008 was primarily attributable to changes in assets and liabilities.

        Net cash used in investing activities was $4.8 million for the three months ended December 31, 2008 compared to $4.1 million for the comparable period in fiscal 2008. Our investing activities during these periods primarily consisted of capital expenditures primarily for building improvements related to facility consolidation efforts, distribution and manufacturing equipment and information systems.

        Net cash provided by financing activities was $1.6 million for the three months ended December 31, 2008 compared to $0.2 million for the comparable period in fiscal 2008. During these periods, financing activities primarily related to borrowings and repayments under our revolving credit facility, purchases of common stock for treasury and proceeds from the issuance of common stock related to stock option exercises and the direct stock purchase plan.

        In October 2007, we registered a direct stock purchase plan with the Securities and Exchange Commission. The purpose of this direct stock purchase plan is to provide a convenient way for existing stockholders, as well as new investors, to purchase shares of our common stock. A total of 1,500,000 shares of our common stock were registered under the plan with 5,856 shares purchased during the three months ended December 31, 2008. As of December 31, 2008, there were 1,481,101 shares of common stock available for purchase under this plan.

        Our current revolving credit facility has available credit borrowings of $60.0 million with no automatic reductions and provides an accordion feature which can increase the available credit borrowings to $90.0 million, subject to approval by the lenders and compliance with certain covenants and conditions.

        At December 31, 2008, we had outstanding revolving credit borrowings of $29.5 million. Borrowings under the revolving credit facility are collateralized by certain of our assets. At our election, borrowings under the revolving credit facility bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At December 31, 2008, the applicable weighted-average interest rate for outstanding borrowings was 3.65%, exclusive of any interest rate swap agreements. We are also required to pay a variable quarterly fee on the unused balance under the revolving credit facility. At December 31, 2008, the applicable rate was 0.18%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The revolving credit facility matures on September 7, 2011, and we are required to repay all principal outstanding under the revolving credit facility on such date.

        The revolving credit facility contains restrictive covenants, including limitations on incurring certain other indebtedness and requirements that we maintain certain financial ratios. As of December 31, 2008, we were in compliance with the restrictive covenants. Upon the occurrence of a default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring us to repay all amounts outstanding under the revolving credit facility.

        On August 10, 2008, we entered into a one-year interest rate swap agreement covering $15.0 million of our outstanding revolving credit borrowings. The interest rate swap has a fixed interest rate of 3.17% plus a variable margin of 0.75% at December 31, 2008 for an all-in rate of 3.92%. This interest rate swap was not designated as a hedge in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). For the three months ended December 31, 2008, the interest rate swap had an unfavorable change in fair value of $186 thousand, which was included as a component of interest and other (income)/expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

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

        Our significant non-cancelable contractual obligations as of December 31, 2008 were as follows:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(dollars in thousands)
Revolving credit facility	$29,500	$—	$29,500	$—	$—
Interest on revolving credit facility(a)	3,178	1,185	1,993	—	—
Operating leases	7,533	3,151	3,584	736	62

Total	$40,211	$4,336	$35,077	$736	$62

(a)
Represents estimated interest obligations associated with our outstanding revolving credit facility balance of $29.5 million at December 31, 2008, assuming no principal payments are made before maturity, a weighted-average interest rate of 3.65% and an underutilization fee rate of 0.18%, offset by a one-year interest rate swap covering $15.0 million of our outstanding revolving credit borrowings at an all-in rate of 3.92%.

New Accounting Standards

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in prior accounting standards. In November 2007, the FASB decided to postpone for one year the effective date of SFAS 157 for assets and liabilities measured at fair value on a non-recurring basis. SFAS 157 was effective for us as of October 1, 2008 for assets and liabilities measured at fair value on a recurring basis. Our adoption of SFAS 157 did not have a material impact on our consolidated financial statements. SFAS 157 is effective for us as of October 1, 2009 for assets and liabilities measured at fair value on a non-recurring basis.

        In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 was effective for us as of October 1, 2008, however, we did not elect to apply the fair value option to any financial instruments or other items upon adoption or during the three months ended December 31, 2008. As a result, the adoption of SFAS 159 did not have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (Revised 2007), Business Combinations ("SFAS 141(R)"). SFAS 141(R) addresses fair value accounting and the related disclosure for assets and liabilities acquired in a business combination. SFAS 141(R) is effective for our 2010 fiscal year. We are currently evaluating the impact this standard may have on our consolidated financial statements.

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

        In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133 ("SFAS 161"). This Standard requires enhanced disclosures regarding derivatives and hedging activities. SFAS 161 is effective for us beginning January 1, 2009. SFAS 161 will not have a material impact on our consolidated financials statements.

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

Forward-Looking Statements

        This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business. These forward-looking statements can be identified by the use of terms such as "believe," "expects," "plan," "intend," "may," "will," "should," "can," or "anticipates," or the negative thereof, or variations thereon, or comparable terminology, or by discussions of strategy. Although these statements are believed to be reasonable, they are inherently uncertain. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date this Form 10-Q was first filed with the SEC. Important factors that may cause our results to differ from these forward-looking statements include, but are not limited to: (i) slow or negative growth in the nutritional supplement industry or the healthy foods channel, (ii) interruption of business or negative impact on sales and earnings due to acts of God, acts of war, terrorism, bio-terrorism or civil unrest, (iii) adverse publicity or negative consumer perception regarding nutritional supplements, (iv) changes in government regulations, (v) product liability claims and litigation, (vi) insurance coverage issues,

(vii) increased competition or costs, (viii) intellectual property rights of other parties, (ix) the loss of key personnel, (x) disruptions from acquisitions, (xi) issues with obtaining raw materials of adequate quality or quantity, (xii) problems with information management systems, manufacturing efficiencies and operations, (xiii) changes in general worldwide economic or political conditions, (xiv) the volatility of the stock market generally and of our stock specifically, (xv) litigation generally, and (xvi) other factors indicated from time to time in our SEC reports, copies of which are available upon request from our investor relations group or which may be obtained at the SEC's website (www.sec.gov).

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        At our election, borrowings under our revolving credit facility bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At December 31, 2008, the applicable weighted-average interest rate for borrowings was 3.65% and we had total borrowings outstanding of $29.5 million.

        On August 10, 2008, we entered into a one-year interest rate swap agreement covering $15.0 million of our outstanding revolving credit borrowings. At December 31, 2008, the interest rate swap had an all-in interest rate of 3.92% and was not designated as a hedge in accordance with SFAS 133. For the three months ended December 31, 2008, the interest rate swap had an unfavorable change in fair value of $186 thousand, which was included as a component of interest and other (income)/expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

        With respect to our international operations, we are subject to currency fluctuations; however, we do not believe that these fluctuations would have a material adverse impact on our financial position because the majority of our net sales to foreign countries are transacted in U.S. dollars. Net sales to foreign countries not transacted in U.S. dollars include sales to customers in Norway, Sweden, the U.K., the Netherlands and Japan. To date, we have not hedged any of our potential foreign currency exposures.

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

Item 1A.    Risk Factors

        There have been no material changes in our risk factors from those disclosed in our 2008 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        We did not sell any unregistered equity securities during the period covered by this Form 10-Q for the Quarterly Period Ended December 31, 2008.

        Under our share purchase program which was initially approved on June 22, 2000, we are authorized to buy up to 2,500,000 shares of our common stock, of which 563,915 shares may yet be purchased as of December 31, 2008. The shares available for purchase under this program have no expiration date. There were no purchases under this program during the three months ended December 31, 2008.

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

NUTRACEUTICAL INTERNATIONAL CORPORATION (Registrant)
Date: January 29, 2009	By:	/s/ CORY J. MCQUEEN Cory J. McQueen Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)