Form 10-Q
period 2009-03-31
NUTRACEUTICAL INTERNATIONAL CORP
filed 2009-04-30
CIK 1050007

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the Quarterly Period Ended March 31, 2009

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

YES ☒    NO ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☐    NO ☐

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

YES ☐    NO ☒

        At April 30, 2009, the registrant had 10,894,546 shares of common stock outstanding.

NUTRACEUTICAL INTERNATIONAL CORPORATION

INDEX

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	September 30, 2008(1)	March 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$5,189	$5,245
Accounts receivable, net	11,963	11,316
Inventories, net	33,812	30,629
Prepaid expenses and other current assets	2,982	2,149
Deferred income taxes	1,631	1,715

Total current assets	55,577	51,054
Property, plant and equipment, net	52,356	55,790
Goodwill (Note 4)	37,632	332
Intangible assets, net	13,153	12,579
Other non-current assets, net	514	1,092
Deferred income taxes, net	2,432	12,198

Total assets	$161,664	$133,045

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$12,333	$10,383
Accrued expenses	6,906	5,804

Total current liabilities	19,239	16,187
Long-term debt	28,000	22,500
Other non-current liabilities	965	1,276

Total liabilities	48,204	39,963

Stockholders' equity
Common stock	108	109
Additional paid-in capital	30,213	30,514
Retained earnings	82,788	62,541
Accumulated other comprehensive income/(loss)	351	(82)

Total stockholders' equity	113,460	93,082

Total liabilities and stockholders' equity	$161,664	$133,045

(1)
The condensed consolidated balance sheet as of September 30, 2008 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME/(LOSS)

(unaudited)

(dollars in thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2008	2009	2008	2009
Net sales	$44,446	$41,957	$85,532	$81,586
Cost of sales	19,930	19,517	38,703	37,714

Gross profit	24,516	22,440	46,829	43,872
Operating expenses
Selling, general and administrative	16,978	15,713	33,606	31,486
Amortization of intangible assets	170	158	337	317
Impairment of goodwill (Note 4)	—	37,519	—	37,519

Income/(loss) from operations	7,368	(30,950)	12,886	(25,450)
Interest and other (income)/expense, net	405	264	785	774

Income/(loss) before provision/(benefit) for income taxes	6,963	(31,214)	12,101	(26,224)
Provision/(benefit) for income taxes	2,611	(7,855)	4,538	(5,977)

Net income/(loss)	$4,352	$(23,359)	$7,563	$(20,247)
Other comprehensive income/(loss)
Foreign currency translation adjustment, net of tax	440	343	411	(433)

Comprehensive income/(loss)	$4,792	$(23,016)	$7,974	$(20,680)

Net income/(loss) per common share
Basic	$0.39	$(2.15)	$0.68	$(1.86)
Diluted	0.39	(2.15)	0.67	(1.86)
Weighted average common shares outstanding
Basic	11,039,703	10,870,769	11,081,978	10,859,876
Dilutive effect of stock options	136,648	—	141,472	—

Diluted	11,176,351	10,870,769	11,223,450	10,859,876

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Six months ended March 31,
	2008	2009
Cash flows from operating activities
Net income/(loss)	$7,563	$(20,247)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	2,742	3,276
Amortization of deferred financing fees	28	28
Impairment of goodwill	—	37,519
Losses on disposals of property and equipment	3	2
Deferred income taxes	879	(9,850)
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net	(3,296)	687
Inventories, net	(333)	2,883
Prepaid expenses and other current assets	865	831
Other non-current assets, net	(390)	(306)
Accounts payable	1,675	(1,950)
Accrued expenses	(378)	(1,382)
Other non-current liabilities	12	311

Net cash provided by operating activities	9,370	11,802

Cash flows from investing activities
Acquisitions of businesses, net of cash acquired	(5,869)	—
Purchases of property and equipment	(10,039)	(6,395)

Net cash used in investing activities	(15,908)	(6,395)

Cash flows from financing activities
Proceeds from long-term debt	10,000	3,000
Payments on long-term debt	(2,500)	(8,500)
Proceeds from issuances of common stock	209	266
Purchases of common stock for treasury	(2,120)	—
Tax benefit from stock option exercises	12	36

Net cash provided by/(used in) financing activities	5,601	(5,198)

Effect of exchange rate changes on cash	69	(153)

Net increase/(decrease) in cash	(868)	56
Cash at beginning of period	4,605	5,189

Cash at end of period	$3,737	$5,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in thousands, except per share data)

1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments to present fairly the consolidated financial position of Nutraceutical International Corporation and its subsidiaries (the "Company") as of March 31, 2009, the results of their operations for the three and six months ended March 31, 2008 and 2009 and their cash flows for the six months ended March 31, 2008 and 2009, in conformity with accounting principles generally accepted in the United States of America for interim financial information applied on a consistent basis. Results for the three and six months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year.

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

2. ACCOUNTS RECEIVABLE, NET

        Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	September 30, 2008	March 31, 2009
Accounts receivable	$14,120	$13,456
Less allowances	(2,157)	(2,140)

	$11,963	$11,316

3. INVENTORIES, NET

        Inventories, net of reserves for slow moving, obsolete and/or damaged inventory, were comprised of the following:

	September 30, 2008	March 31, 2009
Raw materials	$12,941	$13,391
Work-in-process	6,760	4,603
Finished goods	15,947	14,621

	35,648	32,615
Less reserves	(1,836)	(1,986)

	$33,812	$30,629

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

4. GOODWILL AND INTANGIBLE ASSETS

        In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), goodwill and non-amortizable intangible assets are tested annually for impairment and are tested for impairment between annual tests if an event occurs that would cause the Company to believe that value is impaired. The Company performs its annual impairment testing as of September 30 each year, which is the last day of the Company's fiscal year. Amortizable intangible assets are reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.

        Under SFAS 142, a two step process is used to test for goodwill impairment. The first step is to determine if there is an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value, including existing goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value. Upon an indication of impairment, a second step is performed to measure the amount of the impairment by comparing the implied fair value of the reporting unit's goodwill with its carrying value.

        Primarily as a result of the ongoing U.S. and global economic recession and the related turmoil in the equity markets, there has been a significant and prolonged decrease in the Company's stock price and related market capitalization over the past six months. The ongoing economic recession also has negatively impacted the Company during this period, both domestically and internationally. Based on these factors, the Company determined that an interim goodwill impairment analysis was necessary and performed this goodwill impairment analysis on each of its reporting units during the second quarter of fiscal 2009. Reporting unit fair values were determined using an equal weighting of the income approach, which estimates fair value based on expected future discounted cash flows, and the market approach, which estimates fair value based on comparable market prices. The income approach included assumptions for, among others, forecasted revenues, gross profit margins, operating profit margins, working capital cash flow and long-term discount rates, all of which required significant judgments by management. Long-term discount rates used in the estimation of reporting unit fair values were determined based on the expected weighted average cost of capital for each reporting unit. Long-term discount rates have increased since the Company's last annual impairment test (in the fourth quarter of fiscal 2008) due to increased risk premiums and significant tightening of the credit markets. Based on the valuation findings, the Company determined that it had an indication of goodwill impairment related to its branded reporting unit and its natural food markets reporting unit in accordance with the first step of the goodwill impairment test described in SFAS 142.

        The Company then performed the second step of the impairment test under SFAS 142 to measure the amount of the non-cash impairment charge which was determined to be $37,519 ($27,288 after tax, or $2.51 per diluted share for the three and six months ended March 31, 2009). Of this total non-cash impairment charge, $35,412 related to the Company's branded reporting unit and $2,107 related to the Company's natural food markets reporting unit. The charge related to the Company's branded reporting unit represented the entire carrying value of its goodwill. The Company's natural food markets reporting unit had a remaining goodwill carrying value of $332 and represented the only reporting unit with a remaining goodwill carrying value at March 31, 2009. The non-cash impairment charge had no impact on the Company's compliance with debt covenants, cash flows or available liquidity.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

4. GOODWILL AND INTANGIBLE ASSETS (Continued)

        The change in the carrying amount of goodwill from September 30, 2008 to March 31, 2009 was as follows:

Goodwill
Balance as of September 30, 2008	$37,632
Goodwill impairment	(37,519)
Purchase accounting adjustments related to prior acquisitions	262
Foreign currency translation adjustment	(43)

Balance as of March 31, 2009	$332

        Prior to the interim assessment of goodwill impairment performed during the second quarter of fiscal 2009, the Company also assessed its non-amortizable intangible assets in accordance with SFAS 142 and performed recoverability testing of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and determined there was no additional impairment.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

4. GOODWILL AND INTANGIBLE ASSETS (Continued)

        The carrying amounts of intangible assets at September 30, 2008 and March 31, 2009 were as follows:

	September 30, 2008			March 31, 2009
							Weighted- Average Amortization Period (Years)
	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount
Intangible assets subject to amortization:
Trademarks/trade names/patents	$481	$(367)	$114	$511	$(388)	$123	5
Customer relationships/distribution rights	3,100	(672)	2,428	2,831	(828)	2,003	7
Developed software and technology	772	(296)	476	772	(373)	399	5

	4,353	(1,335)	3,018	4,114	(1,589)	2,525
Intangible assets not subject to amortization:
Trademarks/trade names/licenses	10,135	—	10,135	10,054	—	10,054

	$14,488	$(1,335)	$13,153	$14,168	$(1,589)	$12,579

(1)
Amounts include the impact of foreign currency translation adjustments.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

4. GOODWILL AND INTANGIBLE ASSETS (Continued)

        Estimated future amortization expense related to the March 31, 2009 net carrying amount of $2,525 for intangible assets subject to amortization is as follows:

Year Ending September 30,	Estimated Amortization Expense
2009(1)	$320
2010	634
2011	623
2012	462
2013	302
Thereafter	184

$2,525

    (1)
    Estimated amortization expense for the year ending September 30, 2009 includes only amortization to be recorded after March 31, 2009.

        The ongoing uncertainty in general and economic conditions may continue to impact retail and consumer demand, as well as the market price of the Company's common stock, and could negatively impact the Company's future operating performance, cash flow and/or stock price and could result in additional goodwill and/or intangible asset impairment charges being recorded in future periods which could materially impact the Company's consolidated financial statements. The valuation of goodwill and intangible assets is subject to a high degree of judgment and complexity.

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

        On a quarterly basis, the Company measures at fair value certain financial assets and liabilities, including cash equivalents and an interest rate swap. SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

5. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

        This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The fair value of the Company's financial assets and liabilities at March 31, 2009 was determined using the following levels of inputs:

	Fair Value Measurements as of March 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents—money market fund	$1,119	1,119	—	—
Liabilities:
Accrued expenses—interest rate swap	$149	—	149	—

        The fair value of the money market fund, classified as Level 1, was obtained from a quoted market price. The fair value of the interest rate swap, classified as Level 2, was derived based on the notional amount of the interest rate swap and observable market inputs including time to maturity, interest rates and credit spreads.

        The Company adopted Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133 ("SFAS 161"), as of January 1, 2009. The Company has one derivative financial instrument, an interest rate swap, to manage its exposure to interest rate risks. The Company does not use derivatives for trading or speculative purposes and is not a party to leveraged derivatives.

6. SHARE REPURCHASES

        During the three and six months ended March 31, 2009, the Company did not purchase or retire any shares of common stock. During the three months ended March 31, 2008, the Company purchased 97,495 shares of common stock for an aggregate price of $1,262, which shares were held in treasury until being retired on March 31, 2008. During the six months ended March 31, 2008, the Company purchased and retired 165,226 shares of common stock for an aggregate price of $2,120. As of March 31, 2009, the Company was permitted to purchase up to 563,915 additional shares under its approved purchase plan. The Company accounts for treasury shares using the cost method.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

7. STOCK OPTIONS

        The following table summarizes stock option activity during the six months ended March 31, 2009:

	Number of Options	Weighted-Average Exercise Price
Options outstanding and exercisable at September 30, 2008	563,517	$8.30
Exercised	(40,600)	4.08
Expired	(30,000)	10.18

Options outstanding and exercisable at March 31, 2009	492,917	$8.53

        Options to purchase shares of common stock were excluded from the computation of diluted earnings per share for the three and six months ended March 31, 2009 because the Company recognized a net loss. Options to purchase 52,500 and 107,933 shares of common stock for the three and six months ended March 31, 2008, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of these stock options were greater than the average share price of the Company's common stock and, therefore, the effect would have been antidilutive.

        During the six months ended March 31, 2009, the Company received proceeds of $166 related to the exercise of stock options. During this same period the Company recorded a tax benefit of $36 and optionees realized an aggregate pre-tax gain of $93 from these stock option exercises. During the six months ended March 31, 2008, the Company received proceeds of $150 related to the exercise of stock options, the Company recorded a tax benefit of $12 related to these option exercises and optionees realized an aggregate pre-tax gain of $33 from these stock option exercises.

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

        Net sales attributed to customers in the United States and foreign countries for the three and six months ended March 31, 2008 and 2009 were as follows:

	Three months ended March 31,		Six months ended March 31,
	2008	2009	2008	2009
United States	$38,943	$37,971	$74,809	$73,253
Foreign countries	5,503	3,986	10,723	8,333

	$44,446	$41,957	$85,532	$81,586

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

        The Company's net sales by product group for the three and six months ended March 31, 2008 and 2009 were as follows:

	Three months ended March 31,		Six months ended March 31,
	2008	2009	2008	2009
Branded nutritional supplements and other natural products	$39,993	$37,906	$76,812	$73,411
Other(1)	4,453	4,051	8,720	8,175

	$44,446	$41,957	$85,532	$81,586

(1)
Net sales for any other product or group of similar products are less than 10% of consolidated net sales.

9. INCOME TAXES

        During the three months ended March 31, 2009, the Company recorded a non-cash goodwill impairment charge of $37,519 of which $10,997 related to non-tax-deductible goodwill and reduced the Company's effective tax rate from 37.7% to (25.2%) and (22.8%) for the three and six months ended March 31, 2009, respectively. As a result of this goodwill impairment charge, the Company recognized a deferred tax benefit of $10,231 due to the impairment of $26,522 of tax-deductible goodwill. As of March 31, 2009, the Company had a remaining goodwill balance of $332, all of which is tax deductible. The Company's effective tax rate was 37.5% for the three and six months ended March 31, 2008.

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

        We own neighborhood natural food markets, which operate under the trade names The Real Food Company™, Thom's Natural Foods™ and Cornucopia Community Market™. We also own health food stores, which operate under the trade names Fresh Vitamins™ and Granola's™.

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

        We evaluate the recoverability of our property, plant and equipment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). We review property, plant and equipment for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability of the asset by comparison of its carrying amount to the future undiscounted cash flows we expect the asset to generate. If we consider the asset to be impaired, we measure the amount of any impairment as the difference between the carrying amount and the fair value of the impaired asset.

        Goodwill and Intangible Assets—Statement of Financial Accounting Standards No. 141, Business Combinations, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), require estimates and judgments in determining the initial recognition and measurement of goodwill and intangible assets, including factors and assumptions used in determining fair values and useful lives. Intangible assets with finite useful lives are amortized, while intangible assets with indefinite useful lives are not amortized. Under SFAS 142, goodwill and non-amortizable intangible assets are tested annually for impairment and are tested for impairment between annual tests if an event occurs that would cause us to believe that value is impaired. We perform our annual impairment testing as of September 30 each year, which is the last day of our fiscal year. Amortizable intangible assets are reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.

        Under SFAS 142, a two step process is used to test for goodwill impairment. The first step is to determine if there is an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value, including existing goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value. Upon an indication of impairment, a second step is performed to measure the amount of the impairment by comparing the implied fair value of the reporting unit's goodwill with its carrying value.

        Primarily as a result of the ongoing U.S. and global economic recession and the related turmoil in the equity markets, there has been a significant and prolonged decrease in our stock price and related market capitalization over the past six months. The ongoing economic recession also has negatively impacted us during this period, both domestically and internationally. Based on these factors, we determined that an interim goodwill impairment analysis was necessary and performed this goodwill impairment analysis on each of our reporting units during the second quarter of fiscal 2009. Reporting unit fair values were determined using an equal weighting of the income approach, which estimates fair value based on expected future discounted cash flows, and the market approach, which estimates fair value based on comparable market prices. The income approach included assumptions for, among others, forecasted revenues, gross profit margins, operating profit margins, working capital cash flow and long-term discount rates, all of which require significant judgments by management. Long-term discount rates used in the estimation of reporting unit fair values were determined based on the expected weighted average cost of capital for each reporting unit. Long-term discount rates have increased since our last annual impairment test (in the fourth quarter of fiscal 2008) due to increased risk premiums and significant tightening of the credit markets. Based on the valuation findings, we determined that we had an indication of goodwill impairment related to our branded reporting unit and our natural food markets reporting unit in accordance with the first step of the goodwill impairment test described in SFAS 142.

        We then performed the second step of the impairment test under SFAS 142 to measure the amount of the non-cash impairment charge which was determined to be $37.5 million ($27.3 million after tax, or $2.51 per diluted share for the three months and six months ended March 31, 2009). Of this total non-cash impairment charge, $35.4 million related to our branded reporting unit and $2.1 million related to our natural food markets reporting unit. The charge related to our branded reporting unit represented the entire carrying value of its goodwill. Our natural food markets reporting unit had a remaining goodwill carrying value of $0.3 million and represented the only reporting unit with a remaining goodwill carrying value at March 31, 2009. The non-cash impairment charge had no impact on our compliance with debt covenants, cash flows or available liquidity.

        Prior to the interim assessment of goodwill impairment performed during the second quarter of fiscal 2009, the Company also assessed its non-amortizable intangible assets in accordance with SFAS 142 and performed recoverability testing of its long-lived assets in accordance with SFAS 144 and determined there was no additional impairment.

        The ongoing uncertainty in general and economic conditions may continue to impact retail and consumer demand, as well as the market price of our common stock, and could negatively impact our future operating performance, cash flow and/or stock price and could result in additional goodwill and/or intangible asset impairment charges being recorded in future periods which could materially impact our consolidated financial statements. The valuation of goodwill and intangible assets is subject to a high degree of judgment and complexity.

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

        Other than our previous discussion of goodwill impairment, our estimates and judgments related to our critical accounting policies, including factors and assumptions considered in making these estimates and judgments, did not vary significantly for the periods presented and had no material impact on the consolidated financial statements as reported.

Results of Operations

        The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2009	2008	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	44.8%	46.5%	45.2%	46.2%

Gross profit	55.2%	53.5%	54.8%	53.8%
Selling, general and administrative	38.2%	37.5%	39.3%	38.6%
Amortization of intangible assets	0.4%	0.4%	0.4%	0.4%
Impairment of goodwill	—%	89.4%	—%	46.0%

Income/(loss) from operations	16.6%	(73.8)%	15.1%	(31.2)%
Interest and other (income)/expense, net	0.9%	0.6%	1.0%	0.9%

Income/(loss) before provision/(benefit) for income taxes	15.7%	(74.4)%	14.1%	(32.1)%
Provision/(benefit) for income taxes	5.9%	(18.7)%	5.3%	(7.3)%

Net income/(loss)	9.8%	(55.7)%	8.8%	(24.8)%

Adjusted EBITDA(1)	19.8%	19.6%	18.3%	18.8%

(1)
See "—Adjusted EBITDA."

Comparison of the Three Months Ended March 31, 2009 to the Three Months Ended March 31, 2008

        Net Sales.    Net sales decreased by $2.4 million, or 5.6%, to $42.0 million for the three months ended March 31, 2009 ("second quarter of fiscal 2009") from $44.4 million for the three months ended March 31, 2008 ("second quarter of fiscal 2008"). Net sales of branded nutritional supplements and other natural products decreased by $2.1 million, or 5.2%, to $37.9 million for the second quarter of fiscal 2009 compared to $40.0 million for the second quarter of fiscal 2008. The decrease in net sales of branded nutritional supplements and other natural products was primarily related to a decrease in sales volume of branded products to many customers due in large part to the continuing U.S. and global economic recession. This decrease in net sales volume was partially offset by a $1.8 million increase in net sales related to price changes as well as the net sales contribution of the Health from the Sun® brand acquired during the second quarter of fiscal 2008. Other net sales remained relatively flat at $4.1 million for the second quarter of fiscal 2009 compared to $4.4 million for the second quarter of fiscal 2008.

        Gross Profit.    Gross profit decreased by $2.1 million, or 8.5%, to $22.4 million for the second quarter of fiscal 2009 from $24.5 million for the second quarter of fiscal 2008. This decrease in gross profit was primarily attributable to the decrease in net sales. As a percentage of net sales, gross profit decreased to 53.5% for the second quarter of fiscal 2009 from 55.2% for the second quarter of fiscal 2008. This decrease in gross profit percentage was primarily attributable to increased material costs as a percentage of net sales.

        Selling, General and Administrative.    Selling, general and administrative expenses decreased by $1.3 million, or 7.5%, to $15.7 million for the second quarter of fiscal 2009 from $17.0 million for the second quarter of fiscal 2008. As a percentage of net sales, selling, general and administrative expenses decreased to 37.5% for the second quarter of fiscal 2009 compared to 38.2% for the second quarter of fiscal 2008. This decrease in selling, general and administrative expenses was primarily attributable to a reduction in operational and transitional costs related to businesses acquired in fiscal 2007 and fiscal 2008 as well as year-over-year cost improvements in many areas.

        Amortization of Intangibles.    Amortization of intangibles was $0.2 million for the second quarter of fiscal 2009 and 2008. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

        Impairment of Goodwill.    Primarily as a result of the ongoing U.S. and global economic recession and the related turmoil in the equity markets, there has been a significant and prolonged decrease in our stock price and related market capitalization over the past six months. The ongoing economic recession also has negatively impacted us during this period, both domestically and internationally. Based on these factors, we determined that an interim goodwill impairment analysis was necessary under SFAS 142 and performed this goodwill impairment analysis on each of our reporting units during the second quarter of fiscal 2009. Based on the valuation findings, we determined that we had an indication of goodwill impairment related to our branded reporting unit and our natural food markets reporting unit in accordance with the first step of the goodwill impairment test described in SFAS 142.

        We then performed the second step of the impairment test under SFAS 142 to measure the amount of the non-cash impairment charge which was determined to be $37.5 million ($27.3 million after tax, or $2.51 per diluted share for the three months ended March 31, 2009). Of this total non-cash impairment charge, $35.4 million related to our branded reporting unit and $2.1 million related to our natural food markets reporting unit. The charge related to our branded reporting unit represented the entire carrying value of its goodwill. Our natural food markets reporting unit had a remaining goodwill carrying value of $0.3 million and represented the only reporting unit with a remaining carrying value at March 31, 2009. The non-cash impairment charge had no impact on our compliance with debt covenants, cash flows or available liquidity.

        Interest and Other (Income)/Expense, Net.    Net interest and other (income)/expense was $0.3 million for the second quarter of fiscal 2009 and $0.4 million for the second quarter of fiscal 2008 and primarily consisted of interest expense on indebtedness under our revolving credit facility, with the decrease being primarily related to a reduction in interest rates.

        Provision/(Benefit) for Income Taxes.    Our effective tax rate was (25.2%) for the second quarter of fiscal 2009 and 37.5% for the second quarter of fiscal 2008. During the second quarter of fiscal 2009, we recorded a non-cash goodwill impairment charge of $37.5 million of which $11.0 million related to non-tax-deductible goodwill and reduced our effective tax rate from 37.7% to (25.2%). As a result of this goodwill impairment charge, we recognized a deferred tax benefit of $10.2 million due to the impairment of $26.5 million of tax-deductible goodwill.

Comparison of the Six Months Ended March 31, 2009 to the Six Months Ended March 31, 2008

        Net Sales.    Net sales decreased by $3.9 million, or 4.6%, to $81.6 million for the six months ended March 31, 2009 from $85.5 million for the six months ended March 31, 2008. Net sales of branded nutritional supplements and other natural products decreased by $3.4 million, or 4.4%, to $73.4 million for the six months ended March 31, 2009 compared to $76.8 million for the six months ended March 31, 2008. The decrease in net sales of branded nutritional supplements and other natural products was primarily related to a decrease in sales volume of branded products to many customers due in large part to the continuing U.S. and global economic recession. This decrease in net sales volume was partially offset by a $3.1 million increase in net sales related to price changes as well as the net sales contributions of the businesses acquired during fiscal 2008. Other net sales were $8.2 million for the six months ended March 31, 2009 compared to $8.7 million for the six months ended March 31, 2008.

        Gross Profit.    Gross profit decreased by $2.9 million, or 6.3%, to $43.9 million for the six months ended March 31, 2009 from $46.8 million for the six months ended March 31, 2008. This decrease in gross profit was primarily attributable to the decrease in net sales. As a percentage of net sales, gross profit decreased to 53.8% for the six months ended March 31, 2009 from 54.8% for the six months ended March 31, 2008. This decrease in gross profit percentage was primarily attributable to increased material costs as a percentage of net sales.

        Selling, General and Administrative.    Selling, general and administrative expenses decreased by $2.1 million, or 6.3%, to $31.5 million for the six months ended March 31, 2009 from $33.6 million for the six months ended March 31, 2008. As a percentage of net sales, selling, general and administrative expenses decreased to 38.6% for the six months ended March 31, 2009 compared to 39.3% for the six months ended March 31, 2008. This decrease in selling, general and administrative expenses was primarily attributable to a reduction in operational and transitional costs related to businesses acquired in fiscal 2007 and fiscal 2008 as well as year-over-year cost improvements in many areas.

        Amortization of Intangibles.    Amortization of intangibles was $0.3 million for the six months ended March 31, 2009 and 2008. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

        Impairment of Goodwill.    Primarily as a result of the ongoing U.S. and global economic recession and the related turmoil in the equity markets, there has been a significant and prolonged decrease in our stock price and related market capitalization over the past six months. The ongoing economic recession also has negatively impacted us during this period, both domestically and internationally. Based on these factors, we determined that an interim goodwill impairment analysis was necessary under SFAS 142 and performed this goodwill impairment analysis on each of our reporting units during the second quarter of fiscal 2009. Based on the valuation findings, we determined that we had an indication of goodwill impairment related to our branded reporting unit and our natural food markets reporting unit in accordance with the first step of the goodwill impairment test described in SFAS 142.

        We then performed the second step of the impairment test under SFAS 142 to measure the amount of the non-cash impairment charge which was determined to be $37.5 million ($27.3 million after tax, or $2.51 per diluted share for the six months ended March 31, 2009). Of this total non-cash impairment charge, $35.4 million related to our branded reporting unit and $2.1 million related to our natural food markets reporting unit. The charge related to our branded reporting unit represented the entire carrying value of its goodwill. Our natural food markets reporting unit had a remaining goodwill carrying value of $0.3 million and represented the only reporting unit with a remaining carrying value at March 31, 2009. The non-cash impairment charge had no impact on our compliance with debt covenants, cash flows or available liquidity.

        Interest and Other (Income)/Expense, Net.    Net interest and other (income)/expense was $0.8 million for the six months ended March 31, 2009 and 2008 and primarily consisted of interest expense on indebtedness under our revolving credit facility.

        Provision/(Benefit) for Income Taxes.    Our effective tax rate was (22.8%) for the six months ended March 31, 2009 and 37.5% for the six months ended March 31, 2008. During the six months ended March 31, 2009, we recorded a non-cash goodwill impairment charge of $37.5 million of which $11.0 million related to non-tax-deductible goodwill and reduced our effective tax rate from 37.7% to (22.8%). As a result of this goodwill impairment charge, we recognized a deferred tax benefit of $10.2 million due to the impairment of $26.5 million of tax-deductible goodwill.

Adjusted EBITDA

        Adjusted EBITDA (a non-GAAP measure) is defined in our debt covenants and performance measures as earnings before net interest and other (income)/expense, taxes, depreciation, amortization and goodwill and intangible asset impairment. Adjusted EBITDA has some inherent limitations in measuring operating performance due to the exclusion of certain financial elements such as depreciation and amortization and is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. Furthermore, Adjusted EBITDA is not intended to be a substitute for cash flows from operating activities, as a measure of liquidity, or an alternative to net income in determining our operating performance in accordance with generally accepted accounting principles. Our use of an EBITDA-based metric should be considered within the following context:

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

  •
  Investment Bankers—who use EBITDA-based metrics in their written evaluations and comparisons of companies within our industry; and

  •
  Board of Directors and Executive Management—who use EBITDA-based metrics for evaluating management performance relative to our operating budget and bank covenant compliance, as well as our ability to service debt and raise capital for growth opportunities, including acquisitions, which are a critical component of our stated strategy. Historically, we have recorded a monthly accrual for incentive compensation as a percentage of Adjusted EBITDA, which has been paid out to executive management, as well as other employees, upon completion of our annual audit.

        The following table sets forth a reconciliation of net income/(loss) to Adjusted EBITDA for each period included herein:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2009	2008	2009
	(dollars in thousands)
Net income/(loss)	$4,352	$(23,359)	$7,563	$(20,247)
Provision/(benefit) for income taxes	2,611	(7,855)	4,538	(5,977)
Interest and other (income)/expense, net(1)	405	264	785	774
Depreciation and amortization	1,430	1,642	2,742	3,276
Impairment of goodwill(2)	—	37,519	—	37,519

Adjusted EBITDA	$8,798	$8,211	$15,628	$15,345

(1)
Includes amortization of deferred financing fees.

(2)
For the three months and six months ended March 31, 2009, a non-cash goodwill impairment charge of $37,519 was recorded related to our branded and natural food markets reporting units.

        Our Adjusted EBITDA decreased to $8.2 million for the second quarter of fiscal 2009 from $8.8 million for the second quarter of fiscal 2008. Adjusted EBITDA as a percentage of net sales decreased to 19.6% for the second quarter of fiscal 2009 from 19.8% for the second quarter of fiscal 2008.

        Our Adjusted EBITDA decreased to $15.3 million for the six months ended March 31, 2009 from $15.6 million for the six months ended March 31, 2008. Adjusted EBITDA as a percentage of net sales increased to 18.8% for the six months ended March 31, 2009 from 18.3% for the six months ended March 31, 2008.

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

Liquidity and Capital Resources

        We had working capital of $34.9 million as of March 31, 2009 compared to $36.3 million as of September 30, 2008. This decrease in working capital was primarily the result of decreases in accounts receivable, inventory and prepaids and other current assets partially offset by decreases in accounts payable and accrued expenses.

        Net cash provided by operating activities for the six months ended March 31, 2009 was $11.8 million compared to $9.4 million for the comparable period in fiscal 2008. This increase in net cash provided by operating activities for the six months ended March 31, 2009 was primarily attributable to changes in assets and liabilities, net of effects of acquisitions.

        Net cash used in investing activities was $6.4 million for the six months ended March 31, 2009 compared to $15.9 million for the comparable period in fiscal 2008. Our investing activities during these periods consisted of acquisitions of businesses and capital expenditures related primarily to building improvements related to facility consolidation efforts, distribution and manufacturing equipment and information systems.

        During the six months ended March 31, 2008, we acquired two businesses for $5.9 million in cash. On December 12, 2007, we acquired certain assets of Dowd and Rogers, Inc. for $0.1 million in cash and on March 20, 2008, we acquired selected assets of Arkopharma, LLC for $5.8 million in cash. We did not acquire any businesses during the six months ended March 31, 2009.

        Net cash used in financing activities was $5.2 million for the six months ended March 31, 2009 compared to net cash provided by financing activities of $5.6 million for the comparable period in fiscal 2008. During these periods, financing activities primarily related to borrowings and repayments under our revolving credit facility, purchases of common stock for treasury and proceeds from the issuance of common stock related to stock option exercises and the direct stock purchase plan.

        In October 2007, we registered a direct stock purchase plan with the Securities and Exchange Commission. The purpose of this direct stock purchase plan is to provide a convenient way for existing stockholders, as well as new investors, to purchase shares of our common stock. A total of 1,500,000 shares of our common stock were registered under the plan with 12,553 shares purchased during the six months ended March 31, 2009. As of March 31, 2009, there were 1,474,404 shares of common stock available for purchase.

        Our current revolving credit facility has available credit borrowings of $60.0 million with no automatic reductions and provides an accordion feature which can increase the available credit borrowings to $90.0 million, subject to approval by the lenders and compliance with certain covenants and conditions.

        At March 31, 2009, we had outstanding revolving credit borrowings of $22.5 million. Borrowings under the revolving credit facility are collateralized by certain of our assets. At our election, borrowings under the revolving credit facility bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At March 31, 2009, the applicable weighted-average interest rate for outstanding borrowings was 2.54%, exclusive of any interest rate swap agreements. We are also required to pay a variable quarterly fee on the unused balance under the revolving credit facility. At March 31, 2009, the applicable rate was 0.20%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The revolving credit facility matures on September 7, 2011, and we are required to repay all principal outstanding under the revolving credit facility on such date.

        The revolving credit facility contains restrictive covenants, including limitations on incurring certain other indebtedness and requirements that we maintain certain financial ratios. As of March 31, 2009, we were in compliance with the restrictive covenants. Upon the occurrence of a default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring us to repay all amounts outstanding under the revolving credit facility.

        On August 10, 2008, we entered into a one-year interest rate swap agreement covering $15.0 million of our outstanding revolving credit borrowings. The interest rate swap has a fixed interest rate of 3.17% plus a variable margin of 1.00% at March 31, 2009 for an all-in rate of 4.17%. This interest rate swap was not designated as a hedge in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). For the six months ended March 31, 2009, the interest rate swap had an unfavorable change in fair value of $149 thousand, which was included as a component of interest and other (income)/expense in the Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss).

        We adopted Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133 ("SFAS 161"), as of January 1, 2009. We have one derivative financial instrument, an interest rate swap, to manage our exposure to interest rate risks. We do not use derivatives for trading or speculative purposes and we are not a party to leveraged derivatives.

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

        A key component of our business strategy is to seek to make additional acquisitions, which may require that we obtain additional financing, which could include the incurrence of substantial additional indebtedness or the issuance of additional stock. We believe that borrowings under our current revolving credit facility or a replacement credit facility, together with cash flows from operations, will be sufficient to make required payments under the current credit facility or any such replacement facility, and to make anticipated capital expenditures and fund working capital needs for the next twelve months.

        Our significant non-cancelable contractual obligations as of March 31, 2009 were as follows:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(dollars in thousands)
Revolving credit facility	$22,500	$—	$22,500	$—	$—
Interest on revolving credit facility(a)	1,754	764	990	—	—
Operating leases	6,924	3,213	3,267	394	50

Total	$31,178	$3,977	$26,757	$394	$50

(a)
Represents estimated interest obligations associated with our outstanding revolving credit facility balance of $22.5 million at March 31, 2009, assuming no principal payments are made before maturity, a weighted-average interest rate of 2.54% and an underutilization fee rate of 0.20%, offset by a one-year interest rate swap covering $15.0 million of our outstanding revolving credit borrowings at an all-in rate of 4.17%.

New Accounting Standards

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in prior accounting standards. In November 2007, the FASB decided to postpone for one year the effective date of SFAS 157 for assets and liabilities measured at fair value on a non-recurring basis. SFAS 157 was effective for us as of October 1, 2008 for assets and liabilities measured at fair value on a recurring basis. Our adoption of SFAS 157 did not have a material impact on our consolidated financial statements. SFAS 157 is effective for us as of October 1, 2009 for assets and liabilities measured at fair value on a non-recurring basis and we are currently evaluating the impact this may have on our consolidated financial statements.

        In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 was effective for us as of October 1, 2008, however, we did not elect to apply the fair value option to any financial instruments or other items upon adoption or during the six months ended March 31, 2009. As a result, the adoption of SFAS 159 did not have a material impact on our consolidated financial statements.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        At our election, borrowings under our revolving credit facility bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At March 31, 2009, the applicable weighted-average interest rate for borrowings was 2.54%, exclusive of any interest rate swap agreements, and we had total borrowings outstanding of $22.5 million.

        On August 10, 2008, we entered into a one-year interest rate swap agreement covering $15.0 million of our outstanding revolving credit borrowings. The interest rate swap has an all-in fixed interest rate of 4.17% and was not designated as a hedge in accordance with SFAS 133. For the six months ended March 31, 2009, the interest rate swap had an unfavorable change in fair value of $149 thousand, which was included as a component of interest and other (income)/expense in the Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss).

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        We did not sell any unregistered equity securities during the period covered by this Form 10-Q for the Quarterly Period Ended March 31, 2009.

        Under our share purchase program which was initially approved on June 22, 2000, we are authorized to buy up to 2,500,000 shares of our common stock, of which 563,915 shares may yet be purchased as of March 31, 2009. The shares available for purchase under this program have no expiration date. There were no purchases under this program during the three months ended March 31, 2009.

Item 4.    Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Stockholders of the Company was held on January 29, 2009, at which meeting the stockholders voted to elect two individuals to serve as Class II Directors and to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for the fiscal year ending September 30, 2009.

        The nominees for election as Class II Directors of the Company are listed below. The results were as follows:

Nominee	For	Against/ Withheld	Abstain
Michael D. Burke	9,692,810	112,979	1,046,739
James D. Stice	9,607,525	198,264	1,046,739

        The names of other Directors of the Company whose term of office continued after the meeting are as follows:

  Gregory M. Benson
  J. Kimo Esplin
  Frank W. Gay II
  Jeffrey A. Hinrichs

        Other matters voted upon at the meeting and the results of those votes were as follows:

	For	Against/ Withheld	Abstain
Ratification of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm	9,688,224	113,526	1,050,778

Item 6.    Exhibits

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEUTICAL INTERNATIONAL CORPORATION
(Registrant)

Date: April 30, 2009	By:	/s/ CORY J. MCQUEEN Cory J. McQueen Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)