Form 10-Q
period 2009-06-30
NUTRACEUTICAL INTERNATIONAL CORP
filed 2009-07-30
CIK 1050007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the Quarterly Period Ended June 30, 2009

Commission file number 000-23731

NUTRACEUTICAL INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	87-0515089 (IRS Employer Identification No.)
1400 Kearns Boulevard, 2nd Floor, Park City, Utah (Address of principal executive office)	84060 (Zip code)

(435) 655-6106
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        At July 30, 2009, the registrant had 10,919,820 shares of common stock outstanding.

NUTRACEUTICAL INTERNATIONAL CORPORATION

INDEX

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	September 30, 2008(1)	June 30, 2009
ASSETS
Current assets
Cash and cash equivalents	$5,189	$5,957
Accounts receivable, net	11,963	10,432
Inventories, net	33,812	29,642
Prepaid expenses and other current assets	2,982	2,008
Deferred income taxes	1,631	1,680

Total current assets	55,577	49,719
Property, plant and equipment, net	52,356	55,232
Goodwill	37,632	332
Intangible assets, net	13,153	12,504
Other non-current assets, net	514	1,103
Deferred income taxes, net	2,432	11,896

Total assets	$161,664	$130,786

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$12,333	$9,176
Accrued expenses	6,906	5,249

Total current liabilities	19,239	14,425
Long-term debt	28,000	18,500
Other non-current liabilities	965	1,429

Total liabilities	48,204	34,354

Stockholders' equity
Common stock	108	109
Additional paid-in capital	30,213	30,698
Retained earnings	82,788	65,560
Accumulated other comprehensive income	351	65

Total stockholders' equity	113,460	96,432

Total liabilities and stockholders' equity	$161,664	$130,786

(1)
The condensed consolidated balance sheet as of September 30, 2008 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(dollars in thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2008	2009	2008	2009
Net sales	$40,454	$39,406	$125,986	$120,992
Cost of sales	18,489	19,250	57,192	56,964

Gross profit	21,965	20,156	68,794	64,028
Operating expenses
Selling, general and administrative	16,933	15,099	50,539	46,585
Amortization of intangible assets	185	163	522	480
Impairment of goodwill	—	—	—	37,519

Income (loss) from operations	4,847	4,894	17,733	(20,556)
Interest and other (income) expense, net	223	177	1,008	951

Income (loss) before provision (benefit) for income taxes	4,624	4,717	16,725	(21,507)
Provision (benefit) for income taxes	1,771	1,698	6,309	(4,279)

Net income (loss)	$2,853	$3,019	$10,416	$(17,228)
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	(47)	147	363	(286)

Comprehensive income (loss)	$2,806	$3,166	$10,779	$(17,514)

Net income (loss) per common share
Basic	$0.26	$0.28	$0.94	$(1.58)
Diluted	0.26	0.27	0.93	(1.58)
Weighted average common shares outstanding
Basic	10,964,696	10,903,394	11,043,026	10,874,382
Dilutive effect of stock options	132,804	78,780	138,583	—

Diluted	11,097,500	10,982,174	11,181,609	10,874,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Nine months ended June 30,
	2008	2009
Cash flows from operating activities
Net income (loss)	$10,416	$(17,228)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,256	4,959
Amortization of deferred financing fees	42	42
Impairment of goodwill	—	37,519
Losses on disposals of property and equipment	2	3
Deferred income taxes	1,167	(9,513)
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net	1,048	1,571
Inventories, net	(1,468)	3,870
Prepaid expenses and other current assets	462	972
Other non-current assets, net	(291)	(419)
Accounts payable	(414)	(3,157)
Accrued expenses	(763)	(1,835)
Other non-current liabilities	(40)	464

Net cash provided by operating activities	14,417	17,248

Cash flows from investing activities
Proceeds from sale of property and equipment	4	—
Acquisitions of businesses, net of cash acquired	(5,869)	—
Purchases of property and equipment	(14,061)	(7,358)

Net cash used in investing activities	(19,926)	(7,358)

Cash flows from financing activities
Proceeds from long-term debt	14,500	3,000
Payments on long-term debt	(4,500)	(12,500)
Proceeds from issuances of common stock	344	405
Purchases of common stock for treasury	(4,217)	—
Tax benefit from stock option exercises	19	81

Net cash provided by (used in) financing activities	6,146	(9,014)

Effect of exchange rate changes on cash	72	(108)

Net increase in cash	709	768
Cash at beginning of period	4,605	5,189

Cash at end of period	$5,314	$5,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in thousands, except per share data)

1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments to present fairly the consolidated financial position of Nutraceutical International Corporation and its subsidiaries (the "Company") as of June 30, 2009, the results of their operations for the three and nine months ended June 30, 2008 and 2009 and their cash flows for the nine months ended June 30, 2008 and 2009, in conformity with accounting principles generally accepted in the United States of America for interim financial information applied on a consistent basis. Results for the three and nine months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year.

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

2. ACCOUNTS RECEIVABLE, NET

        Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	September 30, 2008	June 30, 2009
Accounts receivable	$14,120	$12,507
Less allowances	(2,157)	(2,075)

	$11,963	$10,432

3. INVENTORIES, NET

        Inventories, net of reserves for slow moving, obsolete and/or damaged inventory, were comprised of the following:

	September 30, 2008	June 30, 2009
Raw materials	$12,941	$12,723
Work-in-process	6,760	3,813
Finished goods	15,947	15,121

	35,648	31,657
Less reserves	(1,836)	(2,015)

	$33,812	$29,642

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

        Primarily as a result of the ongoing U.S. and global economic recession and the related turmoil in the equity markets, there was a significant and prolonged decrease in the Company's stock price and related market capitalization during the six months ended March 31, 2009. The ongoing economic recession also negatively impacted the Company during the six months ended March 31, 2009, both domestically and internationally. Based on these factors, the Company determined that an interim goodwill impairment analysis was necessary and performed this goodwill impairment analysis on each of its reporting units during the second quarter of fiscal 2009. Reporting unit fair values were determined using an equal weighting of the income approach, which estimates fair value based on expected future discounted cash flows, and the market approach, which estimates fair value based on comparable market prices. The income approach included assumptions for, among others, forecasted revenues, gross profit margins, operating profit margins, working capital cash flow and long-term discount rates, all of which required significant judgments by management. Long-term discount rates used in the estimation of reporting unit fair values were determined based on the expected weighted average cost of capital for each reporting unit. Long-term discount rates had increased since the Company's last annual impairment test (in the fourth quarter of fiscal 2008) due to increased risk premiums and significant tightening of the credit markets. Based on the valuation findings, the Company determined that it had an indication of goodwill impairment related to its branded reporting unit and its natural food markets reporting unit in accordance with the first step of the goodwill impairment test described in SFAS 142.

        The Company then performed the second step of the impairment test under SFAS 142 to measure the amount of the non-cash impairment charge which was determined to be $37,519 ($27,288 after tax, or $2.51 per diluted share for the nine months ended June 30, 2009). Of this total non-cash impairment charge, $35,412 related to the Company's branded reporting unit and $2,107 related to the Company's natural food markets reporting unit. The charge related to the Company's branded reporting unit represented the entire carrying value of its goodwill. The Company's natural food markets reporting unit had a remaining goodwill carrying value of $332 and represented the only reporting unit with a remaining goodwill carrying value at June 30, 2009. The non-cash impairment charge had no impact on the Company's compliance with debt covenants, cash flows or available liquidity.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

4. GOODWILL AND INTANGIBLE ASSETS (Continued)

        The change in the carrying amount of goodwill from September 30, 2008 to June 30, 2009 was as follows:

Goodwill
Balance as of September 30, 2008	$37,632
Goodwill impairment recorded during the second quarter of fiscal 2009	(37,519)
Purchase accounting adjustments related to prior acquisitions	262
Foreign currency translation adjustment	(43)

Balance as of June 30, 2009	$332

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

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

4. GOODWILL AND INTANGIBLE ASSETS (Continued)

        The carrying amounts of intangible assets at September 30, 2008 and June 30, 2009 were as follows:

	September 30, 2008			June 30, 2009
							Weighted- Average Amortization Period (Years)
	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount
Intangible assets subject to amortization:
Trademarks/trade names/patents	$481	$(367)	$114	$514	$(400)	$114	5
Customer relationships/distribution rights	3,100	(672)	2,428	2,919	(970)	1,949	7
Developed software and technology	772	(296)	476	772	(412)	360	5

	4,353	(1,335)	3,018	4,205	(1,782)	2,423
Intangible assets not subject to amortization:
Trademarks/trade names/licenses	10,135	—	10,135	10,081	—	10,081

	$14,488	$(1,335)	$13,153	$14,286	$(1,782)	$12,504

(1)
Amounts include the impact of foreign currency translation adjustments.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

4. GOODWILL AND INTANGIBLE ASSETS (Continued)

        Estimated future amortization expense related to the June 30, 2009 net carrying amount of $2,423 for intangible assets subject to amortization is as follows:

Year Ending September 30,	Estimated Amortization Expense
2009(1)	$164
2010	649
2011	638
2012	477
2013	311
Thereafter	184

$2,423

    (1)
    Estimated amortization expense for the year ending September 30, 2009 includes only amortization to be recorded after June 30, 2009.

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

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in prior accounting pronouncements. In November 2007, the FASB decided to postpone for one year the effective date of SFAS 157 for assets and liabilities measured at fair value on a non-recurring basis. The Company adopted SFAS 157 as of October 1, 2008 for assets and liabilities measured at fair value on a recurring basis. The adoption of this standard did not have a material impact on the Company's consolidated financial statements. The Company will adopt SFAS 157 for assets and liabilities measured at fair value on a non-recurring basis as of October 1, 2009.

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

        This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The fair value of the Company's financial assets and liabilities at June 30, 2009 was determined using the following levels of inputs:

	Fair Value Measurements as of June 30, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents—money market fund	$1,120	1,120	—	—
Liabilities:
Accrued expenses—interest rate swap	$85	—	85	—

        The fair value of the money market fund, classified as Level 1, was obtained from a quoted market price. The fair value of the interest rate swap, classified as Level 2, was derived based on the notional amount of the interest rate swap and observable market inputs including time to maturity, interest rates and credit spreads.

        The Company adopted Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133 ("SFAS 161"), as of January 1, 2009. The Company has one derivative financial instrument, an interest rate swap, to manage its exposure to interest rate risks. The Company does not use derivatives for trading or speculative purposes and is not a party to leveraged derivatives.

        Long-term debt was comprised of the following:

	September 30, 2008	June 30, 2009
Revolving Credit Facility	$28,000	$18,500

        The Company's current revolving credit facility has available credit borrowings of sixty million with no automatic reductions and provides an accordion feature that can increase the available credit borrowings to ninety million, subject to approval by the lenders and compliance with certain covenants and conditions. The lenders under the revolving credit facility are Rabobank International and

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

5. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Wells Fargo. To date, the Company has not experienced any difficulties in accessing the available funds under the revolving credit facility.

        At June 30, 2009, the Company had outstanding revolving credit borrowings of $18,500. Borrowings under the revolving credit facility are collateralized by certain assets of the Company. At the Company's election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At June 30, 2009, the applicable weighted-average interest rate for outstanding borrowings was 1.90%, exclusive of any interest rate swap agreements. The Company is also required to pay a variable quarterly fee on the unused balance under the revolving credit facility. At June 30, 2009, the applicable rate was 0.18%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The revolving credit facility matures on September 7, 2011, and the Company is required to repay all principal and interest outstanding under the revolving credit facility on such date.

6. SHARE REPURCHASES

        During the three and nine months ended June 30, 2009, the Company did not purchase or retire any shares of common stock. During the three months ended June 30, 2008, the Company purchased and retired 161,127 shares of common stock for an aggregate price of $2,097. During the nine months ended June 30, 2008, the Company purchased and retired 326,353 shares of common stock for an aggregate price of $4,217. As of June 30, 2009, the Company was permitted to purchase up to 563,915 additional shares under its approved purchase plan. The Company accounts for treasury shares using the cost method (Note 10).

7. STOCK OPTIONS

        The following table summarizes stock option activity during the nine months ended June 30, 2009:

	Number of Options	Weighted-Average Exercise Price
Options outstanding and exercisable at September 30, 2008	563,517	$8.30
Exercised	(60,600)	4.22
Expired	(30,000)	10.18

Options outstanding and exercisable at June 30, 2009	472,917	$8.70

        Options to purchase 52,500 and 275,300 shares of common stock for the three months ended June 30, 2008 and 2009, respectively, and options to purchase 89,455 shares of common stock for the nine months ended June 30, 2008 were excluded from the computation of diluted earnings per share because the exercise prices of these stock options were greater than the average share price of the Company's common stock and, therefore, the effect would have been antidilutive. All outstanding

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

7. STOCK OPTIONS (Continued)

options to purchase shares of common stock were excluded from the computation of diluted earnings per share for the nine months ended June 30, 2009 because the Company recognized a net loss.

        During the nine months ended June 30, 2009, the Company received proceeds of $256 related to the exercise of stock options. During this same period the Company recorded a tax benefit of $81 and optionees realized an aggregate pre-tax gain of $210 from these stock option exercises. During the nine months ended June 30, 2008, the Company received proceeds of $237 related to the exercise of stock options, the Company recorded a tax benefit of $19 related to these option exercises and optionees realized an aggregate pre-tax gain of $50 from these stock option exercises.

8. SEGMENTS

        Segment identification and selection is consistent with the management structure used by the Company to evaluate performance and make decisions regarding resource allocation, as well as the materiality of financial results consistent with that structure. Based on the Company's management structure and method of internal reporting, the Company has one operating segment. The Company does not review operating results on a disaggregated basis; rather, management reviews operating results on an aggregate basis. Net sales attributed to customers in the United States and foreign countries for the three and nine months ended June 30, 2008 and 2009 were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2008	2009	2008	2009
United States	$35,869	$35,346	$110,678	$108,599
Foreign countries	4,585	4,060	15,308	12,393

	$40,454	$39,406	$125,986	$120,992

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

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

8. SEGMENTS (Continued)

        The Company's net sales by product group for the three and nine months ended June 30, 2008 and 2009 were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2008	2009	2008	2009
Branded nutritional supplements and other natural products	$36,127	$35,420	$112,939	$108,831
Other(1)	4,327	3,986	13,047	12,161

	$40,454	$39,406	$125,986	$120,992

(1)
Net sales for any other product or group of similar products are less than 10% of consolidated net sales.

9. INCOME TAXES

        The Company's effective tax rate was 36.0% for the three months ended June 30, 2009. During the second quarter of fiscal 2009, the Company recorded a non-cash goodwill impairment charge of $37,519 of which $10,997 related to non-tax-deductible goodwill and reduced the Company's effective tax rate from 37.2% to (19.9%) for the nine months ended June 30, 2009. As a result of this goodwill impairment charge, the Company recognized a deferred tax benefit of $10,231 due to the impairment of $26,522 of tax-deductible goodwill. As of June 30, 2009, the Company had a remaining goodwill balance of $332, all of which is tax deductible. The Company's effective tax rate was 38.3% and 37.7% for the three and nine months ended June 30, 2008, respectively.

10. SUBSEQUENT EVENTS

        On July 1, 2009, the Company acquired substantially all the operating assets of AJG Brands, Inc. ("Alan James Group"), a subsidiary of Interleukin Genetics, Inc., for approximately $4,700 in cash. Alan James Group products include Ginsana®, Ginkoba® and Venastat®. The expected long-term sales and expense synergies of this acquisition are not expected to be realized immediately following acquisition as certain transition and integration matters must be completed.

        On July 24, 2009, the Company entered into a purchase and sale agreement with Nutritional Specialties, Inc. and its parent corporation, Baywood International Inc., to purchase substantially all of the assets of the LifeTime Products nutritional supplement business. The purchase price is $8,250 and is subject to adjustment based on the final net asset value of the assets transferred at closing. If the conditions to closing as outlined in the purchase agreement are satisfied, the closing date is likely to be in September or October 2009.

        On July 28, 2009, the Company's Board of Directors approved the addition of 1,000,000 shares to the Company's previously approved share purchase program. As a result, the Company is currently authorized to buy up to 1,563,915 total shares of its outstanding common stock.

        The Company has performed an evaluation of subsequent events through July 30, 2009, which is the date the financial statements were issued.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        The following discussion and analysis should be read in conjunction with this report on Form 10-Q, including Part I, Item 1.

        We are an integrated manufacturer, marketer, distributor and retailer of branded nutritional supplements and other natural products primarily sold to and through domestic health and natural food stores. Internationally, we market and distribute branded nutritional supplements and other natural products to and through health and natural product distributors and retailers. Our core business strategy is to acquire, integrate and operate, from beginning to end, the manufacturing, marketing and distribution of branded nutritional supplement businesses in the natural products industry. We believe that the consolidation and integration of these acquired businesses provides ongoing financial synergies through increased scale and market penetration, as well as strengthened customer relationships.

        We sell branded nutritional supplements and other natural products under the trademarks Solaray®, VegLife®, KAL®, Nature's Life®, Sunny Green®, Action Labs®, Natural Balance®, NaturalMax®, bioAllers®, Herbs for Kids™, Natra-Bio®, NaturalCare®, Zand®, Health from the Sun®, Life-flo®, Larenim®, Living Flower Essences®, Pioneer®, Thompson®, Natural Sport®, Supplement Training Systems®, Premier One®, Montana Big Sky™, ActiPet®, FunFresh Foods™, Dowd & Rogers™, CompliMed®, AllVia™, Oakmont Labs®, Healthway®, Body Gold®, Sayge™, Monarch Nutraceuticals™ and Great Basin Botanicals™. Under the name Woodland Publishing™, we publish, print and market a line of books and booklets to, among others, book distributors, national retail bookstores and health and natural food stores. We also distribute branded products of certain third parties.

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

        Primarily as a result of the ongoing U.S. and global economic recession and the related turmoil in the equity markets, there was a significant and prolonged decrease in our stock price and related market capitalization during the six months ended March 31, 2009. The ongoing economic recession also negatively impacted us during the six months ended March 31, 2009, both domestically and internationally. Based on these factors, we determined that an interim goodwill impairment analysis was necessary and performed this goodwill impairment analysis on each of our reporting units during the second quarter of fiscal 2009. Reporting unit fair values were determined using an equal weighting of the income approach, which estimates fair value based on expected future discounted cash flows, and the market approach, which estimates fair value based on comparable market prices. The income approach included assumptions for, among others, forecasted revenues, gross profit margins, operating profit margins, working capital cash flow and long-term discount rates, all of which required significant judgments by management. Long-term discount rates used in the estimation of reporting unit fair values were determined based on the expected weighted average cost of capital for each reporting unit. Long-term discount rates had increased since our last annual impairment test (in the fourth quarter of fiscal 2008) due to increased risk premiums and significant tightening of the credit markets. Based on the valuation findings, we determined that we had an indication of goodwill impairment related to our branded reporting unit and our natural food markets reporting unit in accordance with the first step of the goodwill impairment test described in SFAS 142.

        We then performed the second step of the impairment test under SFAS 142 to measure the amount of the non-cash impairment charge which was determined to be $37.5 million ($27.3 million after tax, or $2.51 per diluted share for the nine months ended June 30, 2009). Of this total non-cash impairment charge, $35.4 million related to our branded reporting unit and $2.1 million related to our natural food markets reporting unit. The charge related to our branded reporting unit represented the entire carrying value of its goodwill. Our natural food markets reporting unit had a remaining goodwill carrying value of $0.3 million and represented the only reporting unit with a remaining goodwill carrying value at June 30, 2009. The non-cash impairment charge had no impact on our compliance with debt covenants, cash flows or available liquidity.

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

Results of Operations

        The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2009	2008	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	45.7%	48.9%	45.4%	47.1%

Gross profit	54.3%	51.1%	54.6%	52.9%
Selling, general and administrative	41.8%	38.3%	40.1%	38.5%
Amortization of intangible assets	0.5%	0.4%	0.4%	0.4%
Impairment of goodwill	0.0%	0.0%	0.0%	31.0%

Income (loss) from operations	12.0%	12.4%	14.1%	(17.0)%
Interest and other (income) expense, net	0.5%	0.4%	0.8%	0.8%

Income (loss) before provision (benefit) for income taxes	11.5%	12.0%	13.3%	(17.8)%
Provision (benefit) for income taxes	4.4%	4.3%	5.0%	(3.6)%

Net income (loss)	7.1%	7.7%	8.3%	(14.2)%

Adjusted EBITDA(1)	15.7%	16.7%	17.5%	18.1%

(1)
See "—Adjusted EBITDA."

Comparison of the Three Months Ended June 30, 2009 to the Three Months Ended June 30, 2008

        Net Sales.    Net sales decreased by $1.1 million, or 2.6%, to $39.4 million for the three months ended June 30, 2009 ("third quarter of fiscal 2009") from $40.5 million for the three months ended June 30, 2008 ("third quarter of fiscal 2008"). Net sales of branded nutritional supplements and other natural products decreased by $0.7 million, or 2.0%, to $35.4 million for the third quarter of fiscal 2009 compared to $36.1 million for the third quarter of fiscal 2008. The decrease in net sales of branded nutritional supplements and other natural products was primarily related to a decrease in sales volume of branded products to many customers due in large part to the continuing U.S. and global economic recession. Net sales of branded products attributable to price increases were $1.4 million for the third quarter of fiscal 2009. Other net sales remained relatively flat at $4.0 million for the third quarter of fiscal 2009 compared to $4.4 million for the third quarter of fiscal 2008.

        Gross Profit.    Gross profit decreased by $1.8 million, or 8.2%, to $20.2 million for the third quarter of fiscal 2009 from $22.0 million for the third quarter of fiscal 2008. This decrease in gross profit was primarily attributable to the decrease in net sales. As a percentage of net sales, gross profit decreased to 51.1% for the third quarter of fiscal 2009 from 54.3% for the third quarter of fiscal 2008. This decrease in gross profit percentage was primarily attributable to increased material costs, primarily related to vendor price increases, as well as an increase in overhead costs as a percentage of net sales.

        Selling, General and Administrative.    Selling, general and administrative expenses decreased by $1.8 million, or 10.8%, to $15.1 million for the third quarter of fiscal 2009 from $16.9 million for the third quarter of fiscal 2008. As a percentage of net sales, selling, general and administrative expenses decreased to 38.3% for the third quarter of fiscal 2009 compared to 41.8% for the third quarter of fiscal 2008. This decrease in selling, general and administrative expenses was primarily attributable to a reduction in operational and transitional costs related to businesses acquired in fiscal 2007 and fiscal

2008 as well as year-over-year cost improvements in many selling, general and administrative expense areas.

        Amortization of Intangible Assets.    Amortization of intangible assets was $0.2 million for the third quarter of fiscal 2009 and 2008. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

        Interest and Other (Income) Expense, Net.    Net interest and other (income) expense was $0.2 million for the third quarter of fiscal 2009 and 2008 and primarily consisted of interest expense on indebtedness under our revolving credit facility.

        Provision (Benefit) for Income Taxes.    Our effective tax rate was 36.0% for the third quarter of fiscal 2009 and 38.3% for the third quarter of fiscal 2008. In each period, our effective tax rate was higher than the federal statutory rate primarily due to state taxes.

Comparison of the Nine Months Ended June 30, 2009 to the Nine Months Ended June 30, 2008

        Net Sales.    Net sales decreased by $5.0 million, or 4.0%, to $121.0 million for the nine months ended June 30, 2009 from $126.0 million for the nine months ended June 30, 2008. Net sales of branded nutritional supplements and other natural products decreased by $4.2 million, or 3.6%, to $108.8 million for the nine months ended June 30, 2009 compared to $113.0 million for the nine months ended June 30, 2008. The decrease in net sales of branded nutritional supplements and other natural products was primarily related to a decrease in sales volume of branded products to many customers due in large part to the continuing U.S. and global economic recession partially offset by the net sales contributions of the businesses acquired during fiscal 2008. Net sales of branded products attributable to price increases were $4.5 million for the nine months ended June 30, 2009. Other net sales were $12.2 million for the nine months ended June 30, 2009 compared to $13.0 million for the nine months ended June 30, 2008.

        Gross Profit.    Gross profit decreased by $4.8 million, or 6.9%, to $64.0 million for the nine months ended June 30, 2009 from $68.8 million for the nine months ended June 30, 2008. This decrease in gross profit was primarily attributable to the decrease in net sales. As a percentage of net sales, gross profit decreased to 52.9% for the nine months ended June 30, 2009 from 54.6% for the nine months ended June 30, 2008. This decrease in gross profit percentage was primarily attributable to increased material costs, primarily related to vendor price increases, as well as an increase in overhead costs as a percentage of net sales.

        Selling, General and Administrative.    Selling, general and administrative expenses decreased by $3.9 million, or 7.8%, to $46.6 million for the nine months ended June 30, 2009 from $50.5 million for the nine months ended June 30, 2008. As a percentage of net sales, selling, general and administrative expenses decreased to 38.5% for the nine months ended June 30, 2009 compared to 40.1% for the nine months ended June 30, 2008. This decrease in selling, general and administrative expenses was primarily attributable to a reduction in operational and transitional costs related to businesses acquired in fiscal 2007 and fiscal 2008 as well as year-over-year cost improvements in many selling, general and administrative expense areas.

        Amortization of Intangible Assets.    Amortization of intangible assets was $0.5 million for the nine months ended June 30, 2009 and 2008. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

        Impairment of Goodwill.    Primarily as a result of the ongoing U.S. and global economic recession and the related turmoil in the equity markets, there was a significant and prolonged decrease in our stock price and related market capitalization during the six months ended March 31, 2009. The ongoing economic recession also negatively impacted us during this period, both domestically and internationally. Based on these factors, we determined that an interim goodwill impairment analysis was necessary under SFAS 142 and performed this goodwill impairment analysis on each of our reporting units during the second quarter of fiscal 2009. Based on the valuation findings, we determined that we had an indication of goodwill impairment related to our branded reporting unit and our natural food markets reporting unit in accordance with the first step of the goodwill impairment test described in SFAS 142.

        We then performed the second step of the impairment test under SFAS 142 to measure the amount of the non-cash impairment charge which was determined to be $37.5 million ($27.3 million after tax, or $2.51 per diluted share for the nine months ended June 30, 2009). Of this total non-cash impairment charge, $35.4 million related to our branded reporting unit and $2.1 million related to our natural food markets reporting unit. The charge related to our branded reporting unit represented the entire carrying value of its goodwill. Our natural food markets reporting unit had a remaining goodwill carrying value of $0.3 million and represented the only reporting unit with a remaining carrying value at June 30, 2009. The non-cash impairment charge had no impact on our compliance with debt covenants, cash flows or available liquidity.

        Interest and Other (Income) Expense, Net.    Net interest and other (income) expense was $1.0 million for the nine months ended June 30, 2009 and 2008 and primarily consisted of interest expense on indebtedness under our revolving credit facility.

        Provision (Benefit) for Income Taxes.    During the second quarter of fiscal 2009, we recorded a non-cash goodwill impairment charge of $37.5 million of which $11.0 million related to non-tax-deductible goodwill and reduced our effective tax rate from 37.2% to (19.9%) for the nine months ended June 30, 2009. As a result of this goodwill impairment charge, we recognized a deferred tax benefit of $10.2 million due to the impairment of $26.5 million of tax-deductible goodwill. Our effective tax rate was 37.7% for the nine months ended June 30, 2008.

Adjusted EBITDA

        Adjusted EBITDA (a non-GAAP measure) is defined in our debt covenants and performance measures as earnings before net interest and other (income) expense, taxes, depreciation, amortization and goodwill and intangible asset impairment. Adjusted EBITDA has some inherent limitations in measuring operating performance due to the exclusion of certain financial elements such as depreciation and amortization and is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. Furthermore, Adjusted EBITDA is not intended to be a substitute for cash flows from operating activities, as a measure of liquidity, or an alternative to net income in determining our operating performance in accordance with generally accepted accounting principles. Our use of an EBITDA-based metric should be considered within the following context:

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

        The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA for each period included herein:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2009	2008	2009
	(dollars in thousands)
Net income (loss)	$2,853	$3,019	$10,416	$(17,228)
Provision (benefit) for income taxes	1,771	1,698	6,309	(4,279)
Interest and other (income) expense, net(1)	223	177	1,008	951
Depreciation and amortization	1,514	1,683	4,256	4,959
Impairment of goodwill(2)	—	—	—	37,519

Adjusted EBITDA	$6,361	$6,577	$21,989	$21,922

(1)
Includes amortization of deferred financing fees.

(2)
For the nine months ended June 30, 2009, a non-cash goodwill impairment charge of $37,519 was recorded related to our branded and natural food markets reporting units.

        Our Adjusted EBITDA increased to $6.6 million for the third quarter of fiscal 2009 from $6.4 million for the third quarter of fiscal 2008. Adjusted EBITDA as a percentage of net sales increased to 16.7% for the third quarter of fiscal 2009 from 15.7% for the third quarter of fiscal 2008.

        Our Adjusted EBITDA decreased to $21.9 million for the nine months ended June 30, 2009 from $22.0 million for the nine months ended June 30, 2008. Adjusted EBITDA as a percentage of net sales increased to 18.1% for the nine months ended June 30, 2009 from 17.5% for the nine months ended June 30, 2008.

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

Liquidity and Capital Resources

        We had working capital of $35.3 million as of June 30, 2009 compared to $36.3 million as of September 30, 2008. This decrease in working capital was primarily the result of decreases in accounts receivable, inventories and prepaid expenses and other current assets partially offset by an increase in cash and decreases in accounts payable and accrued expenses.

        Net cash provided by operating activities for the nine months ended June 30, 2009 was $17.2 million compared to $14.4 million for the comparable period in fiscal 2008. This increase in net cash provided by operating activities for the nine months ended June 30, 2009 was primarily attributable to changes in assets and liabilities, net of effects of acquisitions.

        Net cash used in investing activities was $7.4 million for the nine months ended June 30, 2009 compared to $19.9 million for the comparable period in fiscal 2008. Our investing activities during these periods primarily consisted of acquisitions of businesses and capital expenditures primarily related to building improvements related to facility consolidation efforts, distribution and manufacturing equipment and information systems.

        During the nine months ended June 30, 2008, we acquired two businesses for $5.9 million in cash. On December 12, 2007, we acquired certain assets of Dowd and Rogers, Inc. for $0.1 million in cash and on March 20, 2008, we acquired selected assets of Arkopharma, LLC for $5.8 million in cash. We did not acquire any businesses during the nine months ended June 30, 2009.

        Net cash used in financing activities was $9.0 million for the nine months ended June 30, 2009 compared to net cash provided by financing activities of $6.1 million for the comparable period in fiscal 2008. During these periods, financing activities related to borrowings and repayments under our revolving credit facility, purchases of common stock for treasury and proceeds from the issuance of common stock related to stock option exercises and the direct stock purchase plan.

        In October 2007, we registered a direct stock purchase plan with the Securities and Exchange Commission. The purpose of this direct stock purchase plan is to provide a convenient way for existing stockholders, as well as new investors, to purchase shares of our common stock. A total of 1,500,000 shares of our common stock were registered under the plan with 18,706 shares purchased during the nine months ended June 30, 2009. As of June 30, 2009, there were 1,468,251 shares of common stock available for purchase.

        Our current revolving credit facility has available credit borrowings of $60.0 million with no automatic reductions and provides an accordion feature that can increase the available credit borrowings to $90.0 million, subject to approval by the lenders and compliance with certain covenants and conditions.

        At June 30, 2009, we had outstanding revolving credit borrowings of $18.5 million.            Borrowings under the revolving credit facility are collateralized by certain of our assets. At our election, borrowings under the revolving credit facility bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At June 30, 2009, the applicable weighted-average interest rate for outstanding borrowings was 1.90%, exclusive of any interest rate swap agreements. We are also required to pay a variable quarterly fee on the unused balance under the revolving credit facility. At June 30, 2009, the applicable rate was 0.18%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The revolving credit facility matures on September 7, 2011, and we are required to repay all principal and interest outstanding under the revolving credit facility on such date.

        The revolving credit facility contains restrictive covenants, including limitations on incurring certain other indebtedness and requirements that we maintain certain financial ratios. As of June 30, 2009, we were in compliance with the restrictive covenants. Upon the occurrence of a default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring us to repay all amounts outstanding under the revolving credit facility.

        On August 10, 2008, we entered into a one-year interest rate swap agreement covering $15.0 million of our outstanding revolving credit borrowings. The interest rate swap has a fixed interest rate of 3.17% plus a variable margin of 0.75% at June 30, 2009 for an all-in rate of 3.92%. This interest rate swap was not designated as a hedge in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). For the nine months ended June 30, 2009, the interest rate swap had an unfavorable change in fair value of $157 thousand, which was included as a component of interest and other (income) expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

        We adopted Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133 ("SFAS 161"), as of January 1, 2009. We have one derivative financial instrument, an interest rate swap, to manage our exposure to interest rate risks. We do not use derivatives for trading or speculative purposes and we are not a party to leveraged derivatives.

        In the current volatile credit market, there is risk that any lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including but not limited to: extending credit up to the maximum permitted by a credit facility, allowing access to additional credit features and otherwise accessing capital and/or honoring loan commitments. The lenders under our credit facility are Rabobank International and Wells Fargo. If our lenders failed to honor their legal commitments under our credit facility, it could be difficult in this environment to replace our credit facility on similar terms. To date, we have not experienced any difficulties in accessing the available funds under our credit facility.

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

        Our significant non-cancelable contractual obligations as of June 30, 2009 were as follows:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(dollars in thousands)
Revolving credit facility	$18,500	$—	$18,500	$—	$—
Interest on revolving credit facility(a)	1,036	487	549	—	—
Operating leases	6,445	3,310	2,877	211	47

Total	$25,981	$3,797	$21,926	$211	$47

(a)
Represents estimated interest obligations associated with our outstanding revolving credit facility balance of $18.5 million at June 30, 2009, assuming no principal payments are made before maturity, a weighted-average interest rate of 1.90% and an underutilization fee rate of 0.18%, offset by a one-year interest rate swap covering $15.0 million of our outstanding revolving credit borrowings at an all-in rate of 3.92%.

New Accounting Standards

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in prior accounting standards. In November 2007, the FASB decided to postpone for one year the effective date of SFAS 157 for assets and liabilities measured at fair value on a non-recurring basis. SFAS 157 was effective for us as of October 1, 2008 for assets and liabilities measured at fair value on a recurring basis. Our adoption of SFAS 157 did not have a material impact on our consolidated financial statements. SFAS 157 is effective for us as of October 1, 2009 for assets and liabilities measured at fair value on a non-recurring basis and we are currently evaluating the impact this may have on our consolidated financial statements.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 was effective for us as of October 1, 2008, however, we did not elect to apply the fair value option to any financial instruments or other items upon adoption or during the nine months ended June 30, 2009. As a result, the adoption of SFAS 159 did not have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations ("SFAS 141(R)"). SFAS 141(R) addresses fair value accounting and the related disclosure for assets and liabilities acquired in a business combination. SFAS 141(R) is effective for our 2010 fiscal year. We are currently evaluating the impact this standard may have on our consolidated financial statements.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160"). SFAS 160 changes the accounting and reporting for the noncontrolling interests in a subsidiary in consolidated financial statements. SFAS 160 recharacterizes minority interests as noncontrolling interests and requires noncontrolling interests to be classified as a component of shareholders' equity. SFAS 160 is effective for us as of October 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. We do not expect the adoption of SFAS 160 to have a material impact on our consolidated financial statements.

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

        In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events ("SFAS 165"). SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. This standard was effective for us for the quarter ended June 30, 2009. Our adoption of SFAS 165 did not have a material impact on our consolidated financial statements.

        In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 ("SFAS 168"). SFAS 168 establishes the FASB Accounting Standards Codification™ as the source of authoritative accounting and reporting standards recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States. Rules and interpretive releases of the Securities and Exchange Commission (SEC) are also sources of authoritative GAAP for SEC registrants. SFAS 168 is not intended to create new accounting and reporting guidance but rather to organize and simplify existing authoritative literature. This standard is effective for financial statements issued for interim and annual periods ending after September 15,

2009, which for us is our fiscal year ending September 30, 2009. We do not expect the adoption of SFAS 168 to have a material impact on our consolidated financial statements.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        At our election, borrowings under our revolving credit facility bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At June 30, 2009, the applicable weighted-average interest rate for borrowings was 1.90%, exclusive of any interest rate swap agreements, and we had total borrowings outstanding of $18.5 million.

        On August 10, 2008, we entered into a one-year interest rate swap agreement covering $15.0 million of our outstanding revolving credit borrowings. The interest rate swap has an all-in fixed interest rate of 3.92% and was not designated as a hedge in accordance with SFAS 133. For the nine months ended June 30, 2009, the interest rate swap had an unfavorable change in fair value of $157 thousand, which was included as a component of interest and other (income) expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        We did not sell any unregistered equity securities during the period covered by this Form 10-Q for the Quarterly Period Ended June 30, 2009.

        Under our share purchase program, initially approved on June 22, 2000, we were authorized to buy up to 2,500,000 shares of our common stock. There were 563,915 shares available for purchase under this program as of June 30, 2009. On July 28, 2009, our Board of Directors approved the addition of 1,000,000 shares to our share purchase program, which increased the available shares under the share purchase program to 1,563,915 as of that date. The shares available for purchase under this program have no expiration date. There were no purchases under this program during the three months ended June 30, 2009.

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

NUTRACEUTICAL INTERNATIONAL CORPORATION
(Registrant)

Date: July 30, 2009	By:	/s/ CORY J. MCQUEEN Cory J. McQueen Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)