Form 10-K
period 2009-09-30
NUTRACEUTICAL INTERNATIONAL CORP
filed 2009-12-10
CIK 1050007

Use these links to rapidly review the document

Nutraceutical International Corporation Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the Fiscal Year Ended September 30, 2009
or
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 31, 2009 at a closing sale price of $6.70 as reported by the Nasdaq National Market was approximately $65.7 million. Shares of common stock held by each officer and director and by each person who owns or may be deemed to own 10% or more of the outstanding common stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of December 9, 2009, the Registrant had 10,396,838 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies for the Registrant's 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

NUTRACEUTICAL INTERNATIONAL CORPORATION
ANNUAL REPORT ON FORM 10-K
For The Fiscal Year Ended September 30, 2009

Special Note Regarding Forward-Looking Statements

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business. These forward-looking statements can be identified by the use of terms such as "believe," "expects," "plan," "intend," "may," "will," "should," "can," or "anticipates," or the negative thereof, or variations thereon, or comparable terminology, or by discussions of strategy. Important factors that may cause our results to differ from these forward-looking statements include, but are not limited to:

  •
  slow or negative growth in the nutritional supplement industry or the healthy foods channel,

  •
  adverse publicity or negative consumer perception regarding nutritional supplements,

  •
  unavailability of desirable acquisitions or inability to complete them,

  •
  changes in or new government regulations or increased enforcement of the same,

  •
  litigation and claims, including product liability, intellectual property and other types,

  •
  insurance coverage issues,

  •
  increased competition,

  •
  increased costs, including from increased energy prices,

  •
  the loss of key personnel or the inability to manage our operations efficiently,

  •
  disruptions from acquisitions including the loss of customers,

  •
  issues with obtaining raw materials of adequate quality or quantity, or increases in the cost,

  •
  problems with information management systems, manufacturing efficiencies and operations,

  •
  changes in general worldwide economic or political conditions,

  •
  the volatility of the stock market generally and of our stock specifically,

  •
  increases in the cost of borrowings or unavailability of additional debt or equity capital, or both, or fluctuations in foreign currencies, and

  •
  interruption of business or negative impact on sales and earnings due to acts of God, acts of war, terrorism, bio-terrorism, civil unrest and other factors outside of our control.

        These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results to be materially different from any future results expressed or implied by these statements. For a detailed discussion of these risks and uncertainties, see "Risk Factors" in Item 1A of this Annual Report on Form 10-K. We undertake no obligation to update or revise publicly any forward-looking statements to reflect new information, events or circumstances occurring after the date of this Annual Report on Form 10-K.

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

General

        We are an integrated manufacturer, marketer, distributor and retailer of branded nutritional supplements and other natural products sold primarily to and through domestic health and natural food stores. Internationally, we market and distribute branded nutritional supplements and other natural products to and through health and natural product distributors and retailers. Our core business strategy is to acquire, integrate and operate businesses in the natural products industry that manufacture, market and distribute branded nutritional supplements. We believe that the consolidation and integration of these acquired businesses provides ongoing financial synergies through increased scale and market penetration, as well as strengthened customer relationships.

        We manufacture and sell nutritional supplements and other natural products under numerous brands including Solaray®, VegLife®, KAL®, Nature's Life®, Sunny Green®, Action Labs®, Natural Balance®, NaturalMax®, bioAllers®, Herbs for Kids™, Natra-Bio®, NaturalCare®, Zand®, Health from the Sun®, Life-flo®, Larénim®, Living Flower Essences®, Pioneer®, Thompson®, Natural Sport®, Supplement Training Systems®, Premier One®, Montana Big Sky™, ActiPet®, FunFresh Foods™, Dowd & Rogers™, CompliMed®, AllVia™, Oakmont Labs®, Healthway®, Body Gold®, Sayge®, Monarch Nutraceuticals™ and Great Basin Botanicals™. Under the name Woodland Publishing™, we publish, print and market a line of books and booklets to, among others, book distributors, national retail bookstores and health and natural food stores. We also distribute branded products of certain third parties.

        We own neighborhood natural food markets, which operate under the trade names The Real Food Company™, Thom's Natural Foods™ and Cornucopia Community Market™. We also own health food stores, which operate under the trade names Fresh Vitamins™ and Granola's™.

        We manufacture and/or distribute one of the broadest branded product lines in the industry with over 4,000 individual stock keeping units (SKUs), including over 700 SKUs sold internationally. We believe that as a result of our emphasis on innovation, quality, loyalty, education and customer service, our brands are widely recognized in health and natural food stores and among their customers.

        We were formed in 1993 to effect a consolidation strategy in the fragmented vitamin, mineral, herbal and other nutritional supplements industry (the "VMS Industry"). Since our formation, we have completed twenty-six acquisitions. As a result of these acquisitions, internal growth and cost management, we believe that we are well positioned to continue to capitalize on the consolidation that we believe is occurring in the VMS Industry.

Business Strategy

        We target consumers searching for high quality nutritional and other natural products. We believe many of these consumers shop in sales channels that offer meaningful education, service and support to their customers.

        The primary channel that offers this type of support to consumers in the United States has been health and natural food stores (the "Healthy Foods Channel"). Our primary focus has been and remains on this channel. This strategy has enabled us to benefit from the growth of the Healthy Foods

Channel. The Healthy Foods Channel consists of more than 17,000 retailers, including (i) independent health and natural food stores, (ii) health and natural food stores affiliated with local, regional and national health and natural food chains (including health and natural food store chains, such as Whole Foods Markets, and vitamin store chains, such as Vitamin Shoppe and Vitamin World), and (iii) GNC stores. The Healthy Foods Channel principally caters to our primary target consumers: those who desire product education, service and high quality nutritional supplements and other natural products. We believe there are significant differences between mass market retailers (such as supermarkets, drugstores and warehouse clubs) that typically offer a limited selection of discounted natural products and lower-potency nutritional supplements and the Healthy Foods Channel, where natural ingredients, quality, potency, selection and customer support are emphasized. The growth rate of the Healthy Foods Channel is not at (and may not return to) levels achieved in the mid-1990s.

        We believe we are among the largest suppliers of nutritional supplements to the Healthy Foods Channel that develop, manufacture, market and directly distribute a majority of their own products. We manufactured approximately 75% of our branded products in fiscal 2009 and believe that the quality of our products is among the highest in the industry. We market our branded products through one of the industry's largest sales forces dedicated to the Healthy Foods Channel. We seek to be a market leader in the development of new and innovative products, introducing over 160 new SKUs in fiscal 2009. We believe that we benefit from greater customer and product diversification than most of our larger competitors.

        We believe that consumers seeking high quality products are also purchasing them through other channels, such as products available through health care practitioners and direct to consumer channels and we continue to seek opportunities through acquisitions to explore reaching our target consumers through these and additional channels.

Industry

        According to Nutrition Business Journal, the total retail natural products market (the "Natural Products Market") is highly fragmented and totaled approximately $101.8 billion in retail sales in calendar 2008. The Natural Products Market is comprised of the following submarkets (with estimated calendar 2008 sales indicated): (i) personal care, $10.1 billion, (ii) natural and organic foods, $29.7 billion, (iii) functional foods, $36.8 billion, and (iv) vitamins, minerals and supplements, $25.2 billion. Historically, our primary focus has been on vitamins, minerals and supplements (the "VMS Market"), but recently we have increased our effort in other areas within the Natural Products Market.

        The total retail VMS Market is highly fragmented with estimated sales of $25.2 billion in calendar 2008, $23.7 billion in calendar 2007 and $22.5 billion in calendar 2006. We believe that the VMS Market reached its present size due to a number of factors, including (i) interest in healthier lifestyles, living longer and living well, (ii) the publication of research findings supporting the positive health effects of certain nutritional supplements and (iii) the aging of the "Baby Boom" generation combined with the tendency of consumers to purchase more nutritional supplements and natural foods as they age. In recent periods, however, various publicly-traded nutritional supplement companies, as well as industry analysts, have announced an ongoing softness in sales of nutritional supplements. We believe this continuing softness may be the result of, among other things, the lack of any recent industry-wide "hit" products, negative press releases regarding certain ingredients and companies in the VMS Market and increased market and pricing competition, as well as competition from food and pharmaceutical companies.

Products

        We primarily manufacture and market nutritional supplements and also sell certain other natural products. As of September 30, 2009, we sold over 4,000 SKUs, including over 700 SKUs sold internationally, under approximately 40 different brands. Our products include: (i) vitamins and minerals, (ii) herbs, (iii) specialty formulas, (iv) personal care products, (v) homeopathics, (vi) functional foods and (vii) other products. To accommodate consumer preferences, our products come in various formulations and delivery forms, including capsules, tablets, softgels, chewables, liquids, creams, sprays, powders and whole herbs.

        We currently market our products through a multiple brand strategy to offer more customer choice and to encourage retailers to allocate additional shelf space to our brands. We have worked to enhance the strength of our brands by instituting business strategies that have included (i) consolidating or expanding our sales force in certain areas, as appropriate, to maximize each brand's geographic coverage, (ii) performance and growth-based incentives for sales representatives, (iii) introducing more sophisticated management information systems, and (iv) periodic updating to brand packaging.

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

        Our quality control program seeks to ensure the superior quality of our products and that they are manufactured in accordance with current Good Manufacturing Practices ("GMPs"). Our processing methods are monitored closely to ensure that only quality ingredients are used and to ensure product purity. Periodically, we retain the services of outside GMP audit and/or consulting firm(s) to assist in our efforts to comply with GMPs.

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

        Au Naturel, Inc., a subsidiary of Nutraceutical, was formed in fiscal 1995 for the purpose of marketing and/or selling our branded products internationally. During fiscal 2009, Au Naturel marketed products to distributors and other customers in over 60 countries. Au Naturel markets domestic branded products as well as custom labeled versions of its domestic branded products internationally; however, many of its products must be modified to meet the specific labeling requirements of the relevant foreign country. In most foreign markets, Au Naturel sells to local distributors. However, in certain foreign markets (including the United Kingdom, the Netherlands, Norway, Sweden and Japan), Au Naturel markets and sells its products directly to retailers. Au Naturel is not currently selling products in Canada.

        Monarch Nutraceuticals, Inc., a subsidiary of Nutraceutical, markets branded bulk products and custom blends. Monarch conducts marketing and sales for bulk materials domestically through a separate sales force and internationally directly to manufacturers and through distributors.

Manufacturing

        Our manufacturing process generally consists of the following operations: (i) sourcing ingredients for products, (ii) warehousing raw ingredients, (iii) measuring ingredients for inclusion in products, (iv) blending, grinding, and chilsonating ingredients into a mixture with a homogeneous consistency and (v) encapsulating, tableting, pouring, pouching, bagging or boxing the blended mixture into the appropriate dosage form using either automatic or semiautomatic equipment. The next step, bottling and packaging, involves placing the product in packaging with appropriate tamper-evident features and sending the packaged product to a distribution point for delivery to retailers. We place special emphasis on quality control, including raw material verification, homogeneity testing, weight deviation measurements and package quality sampling. See "Research and Development; Quality Control."

        We manufactured approximately 75% of our branded products in fiscal 2009, based on net sales. By manufacturing the majority of our own products, we believe that we maintain better control over product quality and availability while also reducing production costs. Our manufacturing operations are performed primarily in our facilities located in the greater Ogden, Utah area, although we also have a cream manufacturing operation in Phoenix, Arizona. We have a working relationship with numerous outside manufacturers, including softgel manufacturers and packagers and utilize these outside sources from time to time. Manufacturing backlogs, to the extent they may exist from time to time, do not have a material impact on delivery time to the customer. We have organized our manufacturing operations under a subsidiary company, NutraPure, Inc.

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

Materials and Suppliers

        We employ a purchasing staff that works with marketing, product development, formulations and quality control personnel to source raw materials for products as well as other items purchased by us. Raw materials are sourced principally from the United States, Europe and China. Raw materials used by us are available from a variety of suppliers and no one supplier accounted for more than 15% of our total raw material purchases in fiscal 2009. We seek to mitigate the risk of a shortage of raw materials through our relationships with our principal suppliers, including identification of alternative suppliers for the same, or similar, raw materials where available. We also manufacture bulk branded products to allow more extensive vertical integration and to improve the quality and consistency of raw materials.

Government Regulation

        The formulation, manufacturing, packaging, labeling, advertising, distribution and sale (hereafter, "sale" or "sold" may be used to signify all of these activities) of our products are subject to regulation by one or more federal agencies, principally the Food and Drug Administration ("FDA") and the Federal Trade Commission ("FTC"), and to a lesser extent the Consumer Product Safety Commission ("CPSC"), the United States Department of Agriculture and the Environmental Protection Agency. Our activities are also regulated by various governmental agencies for the states and localities in which our products are sold, as well as by governmental agencies in certain countries outside the United States in which our products are sold. Among other matters, regulation by the FDA and FTC is concerned with product safety and claims made with respect to a product's ability to provide health-related benefits. Specifically, the FDA, under the Federal Food, Drug, and Cosmetic Act ("FDCA"), regulates the formulation, manufacturing, packaging, labeling, distribution and sale of food, including dietary supplements, and over-the-counter drugs. The FTC regulates the advertising of these products. The National Advertising Division ("NAD") of the Council of Better Business Bureaus oversees an industry-sponsored self-regulatory system that permits competitors to resolve disputes over advertising claims. The NAD has no enforcement authority of its own, but may refer matters that the NAD views as violating the Federal Trade Commission Act, FDA regulations or FTC guides or rules to the FDA or FTC for further action, as appropriate.

        Federal agencies, primarily the FDA and FTC, have a variety of procedures and enforcement remedies available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labeling or advertising, requiring consumer redress (for example, requiring that a company offer to repurchase products previously sold to consumers), seeking injunctive relief or product seizures, imposing civil penalties or commencing criminal prosecution. In addition, certain state agencies have similar authority. These federal and state agencies have in the past used these remedies in regulating participants in the food, dietary supplement and over-the-counter drug industries, including the imposition of civil penalties in the millions of dollars against a few industry participants.

        The Dietary Supplement Health and Education Act ("DSHEA") was enacted in 1994, amending the FDCA. We believe DSHEA is generally favorable to consumers and to the dietary supplement industry. DSHEA establishes a statutory class of "dietary supplements," which includes vitamins, minerals, herbs, amino acids and other dietary ingredients for human use to supplement the diet. Dietary ingredients marketed in the United States before October 15, 1994 may be marketed without the submission of a "new dietary ingredient" ("NDI") to the FDA. Dietary ingredients not marketed in the United States before October 15, 1994 may require the submission of an NDI notification containing information establishing that the ingredient is reasonably expected to be safe for its intended use at least 75 days before marketing. Among other things, DSHEA prevents the FDA from regulating dietary ingredients in dietary supplements as "food additives" and allows the use of statements of nutritional support on product labels and in labeling. The FDA has issued final regulations under DSHEA and has indicated that further guidance and regulations are forthcoming. Several bills to amend DSHEA in ways that would make this law less favorable to consumers and industry have been proposed in Congress.

        Some of our products are regulated as foods under the Nutritional Labeling and Education Act of 1990 ("NLEA"). The NLEA established requirements for ingredient and nutrition labeling and labeling claims for foods. If the NLEA labeling requirements change at a future time, we may need to revise our product labeling. Most of our products are classified as dietary supplements.

        On February 11, 2004, the FDA issued a final rule, effective on April 12, 2004, banning the sale of dietary supplement products containing ephedrine alkaloids and announcing a risk/benefit test that could potentially apply to other types of dietary supplements. We filed a lawsuit on May 3, 2004 in the Federal District Court in the State of Utah challenging the FDA over the final rule. This litigation ended in 2007 in two related decisions. Under one of these decisions, our petition for a writ of certiorari to the U.S. Supreme Court was denied on May 14, 2007. However, in a related decision on March 16, 2007 (which was not part of our petition for a writ of certiorari), the Federal District Court in Utah ruled in favor of the FDA but held that the risk-benefit test announced in the FDA's final rule only applied to dietary supplements containing ephedrine alkaloids. Neither we nor the FDA appealed this decision. We stopped shipping any products containing ephedrine alkaloids to our retail customers in April 2004. We do not currently manufacture any products containing ephedrine alkaloids.

        On October 20, 2004, the FDA announced a new strategy initiative to enforce and implement DSHEA, including a public meeting held on November 15, 2004. The FDA requested comments on its premarket notification program for new dietary ingredients from industry, consumers, and other interested members of the public concerning the content and format requirements for new dietary ingredients notifications made under the FDCA and the type, quantity, and quality of information that a notifier should provide in notifications under section 413 (a)(2) of the Act. The FDA has stated that the agency intends to issue guidance on new dietary ingredients, and it is possible that the FDA may make it more difficult for companies to market dietary supplement products that contain new dietary ingredients. The FDA's October 20, 2004 announcement also outlined other potential strategy and enforcement initiatives relating to dietary supplements.

        The FDA issued a Final Rule on Good Manufacturing Practices ("GMPs") on June 22, 2007. Since our manufacturing subsidiary has less than 500 employees, our effective compliance date was June 22, 2009. The GMPs cover manufacturers and holders of finished dietary supplement products, including dietary supplement products manufactured outside the United States that are imported for sale into the United States. Among other things, the new GMPs: (a) require identity testing on all incoming dietary ingredients, (b) call for a "scientifically valid system" for ensuring finished products meet all specifications, (c) include requirements related to process controls, including statistical sampling of finished batches for testing and requirements for written procedures, and (d) require extensive recordkeeping. We have reviewed the GMPs and have taken steps to ensure compliance. While we believe we were in compliance on or before the compliance date, there can be no assurance that our operations or those of our suppliers will be in compliance in all respects at all times. Additionally, there is a potential risk of increased audits as the FDA and other regulators seek to ensure compliance with the GMPs.

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

        On December 22, 2006 Congress passed the Dietary Supplement and Nonprescription Drug Consumer Protection Act that treats dietary supplements like over-the-counter drugs for the purposes of adverse event reporting. The regulations went into effect on December 22, 2007. These regulations, among other things, require companies that manufacture or distribute nonprescription drugs or dietary supplements to report serious adverse events allegedly associated with their products to the FDA and institute recordkeeping requirements for all adverse events (serious and non-serious). There is a risk that consumers, the press and government regulators could misinterpret reported serious adverse events as evidence of causation by the ingredient or product complained of, which could lead to additional regulations, banned ingredients or products, increased insurance costs and a potential increase in product liability litigation, among other things.

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

        With regard to the mass market retail channel of distribution, our sales are focused primarily in limited SKUs in the Body Gold, Sayge and NaturalCare lines. All of these lines were focused on the mass market channel when acquired. We do not consider this channel to be an area of primary focus. It is possible that as increasing numbers of companies sell nutritional supplement products and other natural products in the mass market channels (such as Nature Made, NBTY, Schiff and Hain Celestial), these product offerings may affect sales in the Healthy Foods Channel. We also compete with distributors that sell products to the Healthy Foods Channel as well as the mass market retail channel (such as Nature's Best, Select Nutrition and Tree of Life). In addition, several major pharmaceutical companies continue to offer nutritional supplement lines in the mass market, including Wyeth (Centrum) and Bayer (One-A-Day). Some of these nutritional supplements purport to use proprietary manufacturing techniques or delivery forms. Moreover, pharmaceutical companies offer prescription and over-the-counter products that are or may be competitive with nutritional supplements, particularly with regard to certain categories of products.

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

        We own six U.S. patents and have filed five additional patent applications but generally do not seek patent protection for our products. We sell a number of products that include patented ingredients. We purchase these ingredients from parties that we believe have the right to manufacture and sell those ingredients to us. However, there are a large number of patents that have been granted or applied for in the dietary supplement industry, and there may be an increased possibility that third parties will seek to compel us and our competitors to purchase their patented ingredients or file infringement actions. The cost of these patented ingredients is typically higher than the cost of non-patented ingredients.

        We are currently involved in various patent and trademark cases that have arisen in the ordinary course of business. See "Legal Proceedings."

Employees

        At September 30, 2009, we employed approximately 655 full-time and approximately 80 part-time employees. None of our employees is represented by a collective bargaining unit. We believe that we have a good relationship with our employees.

Available Information

        The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding us. Our Annual Report on Form 10-K filed with the SEC includes all exhibits required to be filed with the SEC. We make available, free of charge, on our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such reports are available as soon as is reasonably practicable after we electronically file such materials with the SEC. Additionally, copies of this Annual Report on Form 10-K are available without charge upon request. Please contact us to request copies of this Annual Report on Form 10-K (435-655-6106).

Executive Officers

        The following table sets forth certain information concerning our executive officers:

Name	Age	Position
Frank W. Gay II	64	Director, Chairman of the Board and Chief Executive Officer
Bruce R. Hough	55	President
Jeffrey A. Hinrichs	52	Director, Executive Vice President, Chief Operating Officer and Secretary
Gary M. Hume	60	Executive Vice President
Stanley E. Soper	46	Vice President, Legal Affairs and Assistant Secretary
Cory J. McQueen	40	Vice President and Chief Financial Officer
Christopher B. Neuberger	43	Vice President, Marketing and Sales
Daren P. Peterson	47	Vice President, Operations
Andrew W. Seelos	42	Assistant Vice President and Controller

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

        Stanley E. Soper joined Nutraceutical in 1997 as Vice President, Legal Affairs. From September 1999 until March 2001, Mr. Soper founded and was employed at a technology startup. He rejoined Nutraceutical in his previous position in March 2001. Mr. Soper was in private law practice from 1991 to 1997, most recently with Holland & Hart LLP. Mr. Soper received a J.D. from Yale Law School.

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

        Daren P. Peterson joined Nutraceutical in 1994 as Controller. Mr. Peterson served in other management positions prior to his appointment as Vice President, Operations in March 2009. Prior to joining Nutraceutical, Mr. Peterson served in various positions with Solaray from 1985 to1994. Mr. Peterson received a master's degree in accounting from Weber State University.

        Andrew W. Seelos joined Nutraceutical in March 1997 as Assistant Controller. Mr. Seelos was appointed Assistant Vice President and Controller in April 2007. Prior to joining Nutraceutical, he was employed by Price Waterhouse LLP. Mr. Seelos received a master's degree in accounting from Brigham Young University and is a Certified Public Accountant.

Item 1A.    Risk Factors.

        Our business routinely encounters and addresses risks, some of which may cause our future results to be different than we currently anticipate. The risk factors described below represent our current view of some of the most important risks facing our businesses and are important to understanding our business. The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and related notes included in this Annual Report on Form 10-K. This discussion includes a number of forward-looking statements. You should refer to the description of the qualifications and limitations on forward-looking statements under "Special Note Regarding Forward-Looking Statements" above.

Regulatory, Product Liability and Insurance Risks

        Our products are subject to government regulation, both in the United States and abroad, which could increase our costs significantly and limit or prevent the sale of our products.    The manufacture, packaging, labeling, advertising, promotion, distribution, and sale of our products are subject to regulation by numerous national and local governmental agencies in the United States and other countries. The primary regulatory bodies in the United States are the FDA and FTC, and we are also subject to the Food Standards Agency and the Department of Health in the United Kingdom and similar regulators in Norway. Failure to comply with these regulatory requirements may result in various types of penalties or fines. These include injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions. Individual states also regulate nutritional supplements. A state may interpret claims or products presumptively valid under federal law as illegal under that state's regulations. In markets outside the United States, we are usually required to obtain approvals, licenses, or certifications from a country's ministry of health or comparable agency, as well as labeling and packaging regulations, all of which vary from country to country. Approvals or licensing may be conditioned on reformulation of products or may be unavailable with respect to certain products or product ingredients. Any of these government agencies, as well as legislative bodies, can change existing regulations, or impose new ones, or could take aggressive measures, causing or contributing to a variety of negative consequences, including:

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

        We may experience product liability claims and litigation to prosecute such claims, and although we maintain product liability insurance, which we believe to be adequate for our needs, there can be no assurance that our insurance coverage will be adequate or that we will be able to maintain adequate insurance coverage.    As a manufacturer and a distributor of products for human consumption, we experience product liability claims and litigation to prosecute such claims. Additionally, the manufacture and sale of these products involves the risk of injury to consumers as a result of tampering by unauthorized third parties or product contamination. We carry insurance coverage in the types and amounts that we consider reasonably adequate to cover the risks we face. Our current third-party liability policies exclude claims related to products containing certain ingredients. We have established a captive insurance subsidiary to provide coverage for certain of our product liability risks, including excluded claims under our other policies. We have accrued an amount using the assistance of a third-party actuary that we believe is sufficient to cover probable and reasonably estimable liabilities related to product liability claims based on its history of such claims. However, the capitalization and income from premiums paid, both of which are contributed by us, could be inadequate to cover a claim, particularly a material claim that arises in the first few years of the captive's operations. If insurance coverage is inadequate or unavailable or premium costs continue to rise, we may face additional claims not covered by insurance, and claims that exceed coverage limits or that are not covered could have a material adverse effect on us.

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

        The nutritional supplement industry increasingly relies on intellectual property rights and although we seek to ensure that we do not infringe the intellectual property rights of others, there can be no assurance that third parties will not assert intellectual property infringement claims against us, which claims may result in substantial costs and diversion of management and other resources and could have a material adverse effect on our business, financial condition, and operating results.    Recently it has become more and more common for suppliers and competitors to apply for patents or develop proprietary technologies and processes. We seek to ensure that we do not infringe the intellectual property rights of others, but there can be no assurance that third parties will not assert intellectual property infringement claims against us. These developments could prevent us from offering or supplying competitive products or ingredients in the marketplace. They could also result in litigation or threatened litigation against us related to alleged or actual infringement of third-party rights. If an infringement claim is asserted or litigation is pursued, we may be required to obtain a license of rights, pay royalties on a retrospective or prospective basis, or terminate our manufacturing and marketing of our products that are alleged to have infringed. Litigation with respect to such matters could result in substantial costs and diversion of management and other resources and could have a material adverse effect on our business, financial condition, and operating results.

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

Business Strategy and Operational Risks

        If we are unable to retain key personnel, our ability to manage our business effectively and continue our growth could be negatively impacted.    Key management employees include Frank W. Gay II, Bruce R. Hough, Jeffrey A. Hinrichs, Gary M. Hume, Stanley E. Soper, Cory J. McQueen, Christopher B. Neuberger, Daren P. Peterson, Andrew W. Seelos and certain other employees. These key management employees are primarily responsible for our day-to-day operations, and we believe our success depends in part on our ability to retain them and to continue to attract additional qualified individuals to our management team. We do not have an employment agreement with any of our key management employees. The loss or limitation of the services of any of our key management employees or the inability to attract additional qualified management personnel could have a material adverse effect on our business, financial condition, and results of operations.

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

        Because we depend on outside suppliers with whom we do not have long-term agreements for raw materials, we may be unable to obtain adequate supplies of raw materials for our products at favorable prices or at all, which could result in product shortages and back orders for our products, with a resulting loss of net sales and profitability.    We acquire all of our raw materials for the manufacture of our products from third-party suppliers. We also rely on third-party co-packers for some of our products. We have few agreements for the continued supply of these materials and products. A number of our products contain one or more ingredients that may only be available from a single source or supplier. Any of our suppliers could discontinue selling to us at any time. Our suppliers or government regulators may interpret new regulations (including GMP regulations) in such a way as to cause a disruption in our supply chain as these parties undertake increased scrutiny of raw materials and components of raw materials and products, causing certain suppliers or us to discontinue, change or suspend the sale of certain ingredients or components. Although we believe that we could establish alternate sources for most of these materials, any delay in locating and establishing relationships with other sources could result in product shortages and back orders for the products, with a resulting loss of net sales and profitability. We are also subject to delays associated with raw materials. These can be caused by conditions not within our control, including:

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

        We are party to a number of lawsuits that arise in the ordinary course of business and may become party to others in the future.    We are party to a number of lawsuits that arise in the ordinary course of business and may become party to others in the future. The possibility of such litigation, and its timing, is in large part outside our control. While none of the current lawsuits in which we are involved are reasonably estimable to be material as of the date of this filing, it is possible that future litigation could arise, or developments could occur in existing litigation, that could have material adverse effects on us.

        If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud, which could harm our business reputation and cause our stock price to decline.    Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

        If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.    Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill and non-amortizable intangible assets are tested for impairment at least annually. Factors that may indicate that the carrying value of our goodwill or intangible assets may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. Our results of operations may be materially impacted if we are required to record a significant charge due to an impairment of our goodwill or intangible assets.

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

Stock markets experienced unprecedented volatility in connection with the recent credit crisis. General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock in the future. In addition, our operating results in future quarters may be below the expectations of securities analysts and investors. If that were to occur, the price of our common stock would likely decline, perhaps substantially. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial cost and a diversion of management's attention and resources.

Item 1B.    Unresolved Staff Comments.

        We do not have any unresolved comments from the SEC staff.

Item 2.    Properties.

        The following table describes our principal properties as of November 30, 2009:

Purpose	Location	Square Footage
Rapid Response Center(1)(2)	Ogden, UT	410,000
Transitional warehouse(3)	Ogden, UT	107,550
East Coast distribution center	Wilmington, MA	33,500
Brand manufacturing(2)	Ogden, UT	31,230
Bulk manufacturing	Ogden, UT	17,900
Marketing and sales offices	Park City, UT	15,905
Personal care product manufacturing	Phoenix, AZ	7,248
Executive offices	Park City, UT	6,103
Powder and liquid manufacturing	Ogden, UT	5,000
Research, development and quality control	Ogden, UT	1,813

(1)
The Rapid Response Center is the central facility where we are, and have been, consolidating operations. The Rapid Response Center currently includes raw materials, manufacturing, packaging, distribution and offices.

(2)
We own these properties. We lease all other properties identified above.

(3)
The lease for this transitional warehouse expires in May 2010.

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

        We carry insurance coverage in the types and amounts that we consider reasonably adequate to cover the risks we face in the industry in which we compete. However, our current third-party liability policies exclude claims related to products containing kava, as well as certain other ingredients, and contain other exclusions or limitations. See "Business—Risk Factors" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations—Captive Insurance Company."

        We are involved in various legal matters arising in the normal course of business. In the opinion of management, the outcomes of individual regulatory and legal matters in which we are presently involved are not probable and no estimate can be made of the range of potential gains or losses. While incapable of estimation, in the opinion of management, none of the regulatory and legal matters in which we are involved are individually expected to have a material adverse effect on our financial position, results of operations or cash flows. However, our aggregate liability arising from regulatory and legal proceedings related to these matters could have a material effect on our financial position, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders.

        During the fourth quarter of 2009, no matters were submitted to a vote of our security holders.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        Our common stock is traded on the Nasdaq National Market under the symbol "NUTR." The common stock commenced trading on the Nasdaq National Market on February 20, 1998 upon completion of our initial public offering. The following table sets forth the high and low closing prices per share for the common stock:

	High	Low
2008:
First Quarter	$16.60	$10.92
Second Quarter	13.77	12.06
Third Quarter	13.99	11.25
Fourth Quarter	12.50	10.60
2009:
First Quarter	10.89	6.41
Second Quarter	8.83	5.67
Third Quarter	11.44	6.92
Fourth Quarter	12.72	10.05
2010:
First Quarter (through November 30, 2009)	12.66	10.57

Holders

        As of the close of business on November 30, 2009, there were 186 holders of record of common stock and approximately 1,600 beneficial holders. The closing price of our common stock on November 30, 2009 as reported by the Nasdaq National Market was $11.95.

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

Purchase of Equity Securities

        Prior to fiscal 2009, our Board of Directors approved a share purchase program authorizing us to buy up to 2,500,000 shares of our common stock. During the year ended September 30, 2009, our Board of Directors approved the addition of 1,000,000 shares to our previously approved share purchase program. As of September 30, 2009, 1,207,140 shares may yet be purchased under this program. Purchases under this program during the fiscal 2009 fourth quarter occurred in August and September as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
8/1/09 to 8/31/09	310,662	$12.41	310,662
9/1/09 to 9/30/09	46,113	$11.95	46,113

Total	356,775	$12.35	356,775	1,207,140

        All shares purchased during the fiscal 2009 fourth quarter were retired on September 29, 2009.

        Under this approved share repurchase program, we may purchase common stock from time to time on the open market and in individually negotiated transactions. The amount and timing of any purchases will be dependent upon a number of factors, including the price and availability of our shares and general market conditions.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table summarizes outstanding options as of September 30, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	457,917	$8.85	—
Equity compensation plans not approved by security holders	—	—	—

Total:	457,917	$8.85	—

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

	Year Ended September 30,
	2005	2006		2007		2008		2009
	(dollars in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$148,187	$150,405		$156,548		$166,885		$162,346
Cost of sales	71,682	71,191		71,622		76,106		77,137

Gross profit	76,505	79,214		84,926		90,779		85,209
Operating expenses:
Selling, general and administrative	55,123	55,389		61,905		66,973		62,195
Amortization of intangible assets	377	289		391		701		697
Impairment of goodwill and intangible asset(1)	—	—		450	(1)	2,875	(1)	37,519 (1)

Income (loss) from operations	21,005	23,536		22,180		20,230		(15,202)
Interest and other (income)/expense, net(2)	647	(757	)(2)	1,257		1,270		1,104

Income (loss) before provision (benefit) for income taxes	20,358	24,293		20,923		18,960		(16,306)
Provision (benefit) for income taxes	7,838	9,353		7,951		7,017		(2,269)

Net income (loss)	$12,520	$14,940		$12,972		$11,943		$(14,037)

Net income (loss) per common share:
Basic	$1.09	$1.32		$1.17		$1.09		$(1.29)
Diluted	$1.06	$1.30		$1.15		$1.07		$(1.29)
Weighted average common shares outstanding:
Basic	11,520,936	11,332,466		11,054,828		10,993,505		10,841,383
Diluted	11,765,270	11,517,492		11,253,283		11,127,634		10,841,383
Other Financial Data:
Adjusted EBITDA(3)	$25,353	$28,063		$27,423		$28,964		$28,948
Capital expenditures (excluding acquisitions)	6,844	14,495		10,467		17,869		9,176
Cash flows provided by (used in):
Operating activities	20,639	16,126		23,768		20,337		27,781
Investing activities	(12,665)	(10,090)		(41,182)		(23,734)		(13,800)
Financing activities	(6,735)	(6,587)		18,971		4,075		(13,257)
Balance Sheet Data (at period end):
Cash	$3,371	$2,834		$4,605		$5,189		$5,858
Working capital	26,793	29,943		31,259		36,338		32,444
Total assets	100,905	107,960		146,402		161,664		133,960
Total debt	2,000	2,500		20,000		28,000		18,500
Stockholders' equity	82,467	90,782		105,919		113,460		95,638

(1)
During the year ended September 30, 2007, we recorded a non-cash intangible asset impairment charge of $450 ($279 after tax, or $0.02 per diluted share) related to the re-branding of certain health food stores. During the year ended September 30, 2008, we recorded a non-cash goodwill impairment charge of $2,875 ($1,811 after tax, or $0.16 per diluted share) related to our health food stores reporting unit. During the year ended September 30, 2009, we recorded a non-cash goodwill impairment charge of $37,519 ($27,288 after tax, or $2.52 per diluted share) of which $35,412 ($25,755 after tax) related to our branded reporting unit and $2,107 ($1,533 after tax) related to our natural food markets reporting unit.

(2)
During the year ended September 30, 2006, we sold our 31,340 square foot building located in Park City, Utah for $4,500 in cash. At the time of sale, the building had a book value of $3,395. A gain of $1,105 ($680 after tax, or $0.06 per diluted share) was included in other income.

(3)
"Adjusted EBITDA" (a non-GAAP measure) is defined as earnings before net interest and other (income)/expense, taxes, depreciation, amortization and goodwill and intangible asset impairment. Adjusted EBITDA has some inherent limitations in measuring operating performance due to the exclusion of certain financial elements such as depreciation and amortization and is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. Furthermore, Adjusted EBITDA is not intended to be a substitute for cash flows from operating activities, as a measure of liquidity, or an alternative to net income in determining our operating performance in accordance with United States generally accepted accounting principles. Our use of an EBITDA-based metric should be considered within the following context:
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

        The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA for each period included herein:

	Year Ended September 30,
	2005	2006	2007	2008	2009
	(dollars in thousands)
Net income (loss)	$12,520	$14,940	$12,972	$11,943	$(14,037)
Provision (benefit) for income taxes	7,838	9,353	7,951	7,017	(2,269)
Interest and other (income)/expense, net(1)(2)	647	(757)	1,257	1,270	1,104
Depreciation and amortization	4,348	4,527	4,793	5,859	6,631
Impairment of goodwill and intangible asset(3)	—	—	450	2,875	37,519

Adjusted EBITDA	$25,353	$28,063	$27,423	$28,964	$28,948

Percentage of net sales	17.1%	18.7%	17.5%	17.4%	17.8%

(1)
Includes amortization of deferred financing fees.

(2)
Includes other income of $1,105 for the year ended September 30, 2006 related to a gain on the sale of a building.

(3)
For the year ended September 30, 2007, a non-cash intangible asset impairment charge of $450 was recorded related to the re-branding of certain health food stores. For the year ended September 30, 2008, a non-cash goodwill impairment charge of $2,875 was recorded related to our health food stores reporting unit. For the year ended September 30, 2009, a non-cash goodwill impairment charge of $37,519 was recorded of which $35,412 related to our branded reporting unit and $2,107 related to our natural food markets reporting unit.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited Consolidated Financial Statements and accompanying notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

        We are an integrated manufacturer, marketer, distributor and retailer of branded nutritional supplements and other natural products sold primarily to and through domestic health and natural food stores. Internationally, we market and distribute branded nutritional supplements and other natural products to and through health and natural product distributors and retailers. Our core business strategy is to acquire, integrate and operate businesses in the natural products industry that manufacture, market and distribute branded nutritional supplements. We believe that the consolidation and integration of these acquired businesses provides ongoing financial synergies through increased scale and market penetration, as well as strengthened customer relationships.

        We manufacture and sell nutritional supplements and other natural products under numerous brands including Solaray®, VegLife®, KAL®, Nature's Life®, Sunny Green®, Action Labs®, Natural Balance®, NaturalMax®, bioAllers®, Herbs for Kids™, Natra-Bio®, NaturalCare®, Zand®, Health from the Sun®, Life-flo®, Larénim®, Living Flower Essences®, Pioneer®, Thompson®, Natural Sport®, Supplement Training Systems®, Premier One®, Montana Big Sky™, ActiPet®, FunFresh Foods™, Dowd & Rogers™, CompliMed®, AllVia™, Oakmont Labs®, Healthway®, Body Gold®, Sayge®, Monarch Nutraceuticals™ and Great Basin Botanicals™. Under the name Woodland Publishing™, we publish, print and market a line of books and booklets to, among others, book distributors, national retail bookstores and health and natural food stores. We also distribute branded products of certain third parties.

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

        We were formed in 1993 to effect a consolidation strategy in the fragmented VMS Industry. Since our formation, we have completed twenty-six acquisitions. We believe that Nutraceutical is well positioned to continue to capitalize on the consolidation we believe is occurring in the VMS Industry.

Critical Accounting Policies and Estimates

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

        Our critical accounting policies and estimates include the following:

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

        We evaluate the recoverability of property, plant and equipment which are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability of the asset by comparison of its carrying amount to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the difference between the carrying amount and the fair value of the impaired asset is recorded.

        Goodwill and Intangible Assets—Goodwill and intangible assets require estimates and judgments in determining the initial recognition and measurement, including factors and assumptions used in determining fair value and useful lives. Intangible assets with finite useful lives are amortized, while intangible assets with indefinite useful lives are not amortized. Amortizable intangible assets are reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill and non-amortizable intangible assets are tested annually for impairment and are tested for impairment between annual tests if an event occurs that would cause us to believe that value is impaired. We perform our annual impairment testing as of September 30 each year, which is the last day of our fiscal year.

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

        Primarily as a result of the ongoing U.S. and global economic recession and the related turmoil in the equity markets, there was a significant and prolonged decrease in our stock price and related market capitalization during the six months ended March 31, 2009. The ongoing economic recession also negatively impacted us during the six months ended March 31, 2009, both domestically and internationally. Based on these factors, we determined that an interim goodwill impairment analysis was necessary and performed this goodwill impairment analysis on each of our reporting units during the second quarter of fiscal 2009. Reporting unit fair values were determined using an equal weighting of the income approach, which estimates fair value based on expected future discounted cash flows, and the market approach, which estimates fair value based on comparable market prices. The income approach included assumptions for, among others, forecasted revenues, gross profit margins, operating profit margins, working capital cash flow and long-term discount rates, all of which required significant judgments by management. Long-term discount rates used in the estimation of reporting unit fair values were determined based on the expected weighted average cost of capital for each reporting unit. Long-term discount rates had increased since our September 30, 2008 annual impairment test due to increased risk premiums and significant tightening of the credit markets. Based on the valuation findings, we determined that we had an indication of goodwill impairment related to our branded reporting unit and our natural food markets reporting unit in accordance with the first step of the goodwill impairment test.

        We then performed the second step of the impairment test to measure the amount of the non-cash impairment charge which was determined to be $37.5 million ($27.3 million after tax, or $2.52 per diluted share for the year ended September 30, 2009). Of this total non-cash impairment charge, $35.4 million related to our branded reporting unit and $2.1 million related to our natural food markets reporting unit. The charge related to our branded reporting unit represented the entire carrying value of its goodwill as of March 31, 2009. Our natural food markets reporting unit had a remaining goodwill carrying value of $0.3 million as of September 30, 2009.

        Prior to the interim assessment of goodwill impairment performed during the second quarter of fiscal 2009, we also assessed our non-amortizable intangible assets and performed recoverability testing of our long-lived assets and determined there was no additional impairment.

        For fiscal 2008, we performed our annual goodwill impairment testing as of September 30, 2008. Reporting unit fair values were determined using the income and market approaches. Based on the valuation findings, we determined that we had a goodwill impairment related to our health food stores reporting unit in accordance with the first step of the goodwill impairment test. This goodwill impairment was the result of a number of factors, including (i) the adverse business climate of the specialty retail market which further declined during the quarter ended September 30, 2008, (ii) flatness in our health food stores sales and (iii) increased costs associated with new store openings and lease renewals.

        We then performed the second step of the impairment test to measure the amount of the non-cash impairment charge, which was determined to be $2.9 million ($1.8 million after tax, or $0.16 per diluted share). The charge represented the entire carrying value of goodwill related to our health food stores.

        For fiscal 2007, we recorded a non-cash intangible asset impairment charge of $0.5 million ($0.3 after tax, or $0.02 per diluted share) related to the re-branding of certain of our health food stores. The charge represented the entire carrying amount of trademark and tradename intangible assets related to our health food stores.

        The fiscal 2007, 2008 and 2009 non-cash impairment charges had no impact on our compliance with debt covenants, cash flows or available liquidity.

        The ongoing uncertainty in general and economic conditions may continue to impact retail and consumer demand, as well as the market price of our common stock, and could negatively impact our future operating performance, cash flow and/or stock price and could result in additional goodwill and/or intangible asset impairment charges being recorded in future periods which could materially impact the our consolidated financial statements. The valuation of goodwill and intangible assets is subject to a high degree of judgment and complexity.

        Revenue Recognition—Revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. We believe that these criteria are satisfied upon shipment from our facilities or, in the case of our neighborhood natural food markets and health food stores, at the point of sale within these stores. Revenue is reduced by provisions for estimated returns and allowances, which are based on historical averages that have not varied significantly for the periods presented, as well as specific known claims, if any. No other significant deductions from revenue must be estimated at the point in time that revenue is recognized.

        Other than our previous discussion of goodwill and intangible asset impairment, our estimates and judgments related to our critical accounting policies, including factors and assumptions considered in making these estimates and judgments, did not vary significantly for the periods presented and had no material impact on the consolidated financial statements as reported.

        For additional information on our accounting policies, see Note 2 of the accompanying Consolidated Financial Statements.

Results of Operations

        The following table sets forth certain Consolidated Statements of Operations data as a percentage of net sales for the periods indicated:

	Year Ended September 30,
	2007	2008	2009
Net sales	100.0%	100.0%	100.0%
Cost of sales	45.8	45.6	47.5

Gross profit	54.2	54.4	52.5
Selling, general and administrative	39.5	40.1	38.3
Amortization of intangible assets	0.2	0.4	0.4
Impairment of goodwill and intangible asset	0.3	1.8	23.1

Income (loss) from operations	14.2	12.1	(9.3)
Interest and other (income)/expense, net	0.8	0.7	0.7

Income (loss) before provision (benefit) for income taxes	13.4	11.4	(10.0)
Provision (benefit) for income taxes	5.1	4.2	(1.4)

Net income (loss)	8.3%	7.2%	(8.6)%

Comparison of Fiscal 2009 to Fiscal 2008

        Net Sales.    Net sales decreased by $4.6 million, or 2.7%, to $162.3 million for fiscal 2009 from $166.9 million for fiscal 2008. Net sales of branded nutritional supplements and other natural products decreased by $3.4 million, or 2.2%, to $146.3 million for fiscal 2009 from $149.7 million for fiscal 2008. The decrease in net sales of branded nutritional supplements and other natural products was primarily related to a decrease in sales volume of branded products to many customers due in large part to the U.S. and global economic recession, partially offset by the net sales contributions of the businesses acquired during fiscal 2008 and 2009. Net sales of branded products attributable to price increases were

$5.9 million for fiscal 2009. Other net sales decreased $1.2 million, or 6.9%, to $16.0 million for fiscal 2009 compared to $17.2 million for fiscal 2008. The decrease in other net sales was primarily related to a decrease in sales volume due in large part to the U.S. economic recession as well as the closure of three health and natural food stores. We believe that the VMS Industry continues to have low growth rates and remains very competitive.

        Gross Profit.    Gross profit decreased by $5.6 million, or 6.1%, to $85.2 million for fiscal 2009 from $90.8 million for fiscal 2008. The dollar decrease in gross profit was primarily attributable to the decrease in net sales. As a percentage of net sales, gross profit decreased to 52.5% for fiscal 2009 from 54.4% for fiscal 2008. This decrease in gross profit percentage was primarily attributable to increased material costs, primarily related to vendor price increases, as well as an increase in overhead costs as a percentage of net sales.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased by $4.8 million, or 7.1%, to $62.2 million for fiscal 2009 from $67.0 million for fiscal 2008. As a percentage of net sales, selling, general and administrative expenses decreased to 38.3% for fiscal 2009 from 40.1% for fiscal 2008. This decrease in selling, general and administrative expenses was primarily attributable to a reduction in operational and transitional costs related to businesses acquired in fiscal 2007 and fiscal 2008 as well as year-over-year cost improvements in many selling, general and administrative expense areas.

        Amortization of Intangible Assets.    Amortization of intangibles was $0.7 million for fiscal 2009 and fiscal 2008. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

        Impairment of Goodwill and Intangible Asset.    Primarily as a result of the ongoing U.S. and global economic recession and the related turmoil in the equity markets, there was a significant and prolonged decrease in our stock price and related market capitalization during the six months ended March 31, 2009. The ongoing economic recession also negatively impacted us during this period, both domestically and internationally. Based on these factors, we determined that an interim goodwill impairment analysis was necessary and performed this goodwill impairment analysis on each of our reporting units during the second quarter of fiscal 2009. Based on the valuation findings, we determined that we had an indication of goodwill impairment related to our branded reporting unit and our natural food markets reporting unit in accordance with the first step of the goodwill impairment test.

        We then performed the second step of the impairment test to measure the amount of the non-cash impairment charge which was determined to be $37.5 million ($27.3 million after tax, or $2.52 per diluted share for the year ended September 30, 2009). Of this total non-cash impairment charge, $35.4 million related to our branded reporting unit and $2.1 million related to our natural food markets reporting unit. The charge related to our branded reporting unit represented the entire carrying value of its goodwill as of March 31, 2009. Our natural food markets reporting unit had a remaining goodwill carrying value of $0.3 million as of September 30, 2009.

        During fiscal 2008, we recorded a non-cash goodwill impairment charge of $2.9 million ($1.8 million after tax, or $0.16 per diluted share) related to our health food stores. The charge represented the entire goodwill carrying value of our health food stores reporting unit.

        Interest and Other (Income)/Expense, Net.    Net interest and other (income)/expense was $1.1 million for fiscal 2009 and $1.3 million for fiscal 2008 and primarily consisted of interest expense on indebtedness under our revolving credit facility.

        Provision (benefit) for Income Taxes.    During the second quarter of fiscal 2009, we recorded a non-cash goodwill impairment charge of $37.5 million of which $11.0 million related to non-tax-deductible goodwill and reduced our effective tax rate from 37.5% to (13.9%) for the year ended September 30, 2009. As a result of this goodwill impairment charge, we recognized a deferred tax benefit of $10.2 million due to the impairment of $26.5 million of tax-deductible goodwill. Our effective tax rate was 37.0% for fiscal 2008.

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

        Amortization of Intangible Assets.    Amortization of intangibles was $0.7 million for fiscal 2008 compared to $0.4 million for fiscal 2007. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

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

Selected Quarterly Financial Data; Seasonality

        The following table sets forth certain quarterly financial data for fiscal 2008 and 2009. This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements and, in our opinion, reflects all normally recurring adjustments necessary for fair presentation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal 2008				Fiscal 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands, except per share data: unaudited)
Net sales	$41,086	$44,446	$40,454	$40,899	$39,629	$41,957	$39,406	$41,354
Gross profit	22,313	24,516	21,965	21,985	21,432	22,440	20,156	21,181
Net income (loss)	3,211	4,352	2,853	1,527	3,112	(23,359)	3,019	3,191
Net income (loss) per common share:
Basic	$0.29	$0.39	$0.26	$0.14	$0.29	$(2.15)	$0.28	$0.30
Diluted	$0.28	$0.39	$0.26	$0.14	$0.28	$(2.15)	$0.27	$0.29

        We believe that our business is characterized by minor seasonality. However, sales to any particular customer can vary substantially from one quarter to the next based on such factors as industry trends, timing of promotional discounts, international economic conditions and acquisition-related activities. Excluding the effect of acquisitions, we have historically recorded higher branded products sales volume during the second fiscal quarter due to increased interest in health-related products among consumers following the holiday season. The fiscal 2008 acquisitions were completed during the first and second quarters and the fiscal 2009 acquisition was completed during the fourth quarter.

Liquidity and Capital Resources

        As of September 30, 2009, we had cash of $5.9 million. Net cash provided by operating activities was $27.8 million, $20.3 million and $23.8 million for the years ended September 30, 2009, 2008, and 2007, respectively. The increase in net cash provided by operating activities in fiscal 2009 was primarily attributable to an increase in cash provided by changes in assets and liabilities, net of effects of acquisitions, partially offset by a decrease in deferred income taxes.

        Net cash used in investing activities was $13.8 million, 23.7 million and $41.2 million for the years ended September 30, 2009, 2008, and 2007, respectively. Our investing activities during these periods primarily consisted of acquisitions of businesses and capital expenditures.

        During the year ended September 30, 2009, we made one acquisition. On July 1, 2009, we acquired substantially all the operating assets of AJG Brands, Inc. ("Alan James Group"), a subsidiary of Interleukin Genetics, Inc., for $4.6 million in cash. Alan James Group products include Ginsana®, Ginkoba® and Venastat®.

        During the year ended September 30, 2008, we made two acquisitions. On December 12, 2007, we acquired certain assets of Dowd and Rogers, Inc. Dowd and Rogers, Inc. manufactures and markets a line of gluten-free cake mixes. On March 20, 2008, we acquired the Health from the Sun brand of dietary supplement products by purchasing selected assets of Arkopharma, LLC. The aggregate purchase price for these acquisitions was $5.9 million in cash.

        The fiscal 2009 and fiscal 2008 acquisitions were financed primarily using borrowings under our revolving credit facility, as well as cash provided by operating activities. These acquisitions are in keeping with our business strategy of consolidating the fragmented industry where we compete and give us nutritional brands with products we currently do not sell. The expected long-term sales and expense synergies of acquired businesses are generally not realized immediately following acquisition as certain transition and integration matters must be completed.

        Capital expenditures during the years ended September 30, 2009, 2008, and 2007 related primarily to building improvements related to facility consolidation efforts, distribution and manufacturing equipment and information systems.

        Net cash provided by (used in) financing activities was $(13.3) million, $4.1 million and $19.0 million for the years ended September 30, 2009, 2008 and 2007, respectively. Our financing activities during these periods consisted primarily of borrowings and repayments under our revolving credit facility related to operating needs, purchases of common stock for treasury and proceeds from the issuance of common stock.

        In October 2007, we registered a direct stock purchase plan with the Securities and Exchange Commission. The purpose of this direct stock purchase plan is to provide a convenient way for existing stockholders, as well as new investors, to purchase shares of our common stock. A total of 1,500,000 shares of our common stock were registered under the plan with 22,981 and 13,043 shares purchased during the years ended September 30, 2009 and 2008, respectively.

        On January 28, 2002, we entered into a five-year, $60 million reducing revolving credit facility. On September 7, 2006, we amended this revolving credit facility (the "Amended Credit Agreement"). The Amended Credit Agreement extends the term of the credit facility to September 2011, resets the available credit borrowings to $60 million with no automatic reductions and provides an accordion feature which can increase the available credit borrowings to $90 million, subject to approval by the lenders and compliance with certain covenants and conditions. The lenders on this Amended Credit Agreement are Rabobank International and Wells Fargo. To date, we have not experienced any difficulties in accessing the available funds under the Amended Credit Agreement. Deferred financing fees of $205 thousand related to the Amended Credit Agreement were deferred and are being amortized over the term of the Amended Credit Agreement.

        At September 30, 2009, we had outstanding revolving credit borrowings of $18.5 million under the Amended Credit Agreement. Borrowings under the Amended Credit Agreement are collateralized by substantially all our assets and bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At September 30, 2009, the applicable weighted-average interest rate for outstanding borrowings was 1.16%. We are also required to pay a variable quarterly fee on the unused balance under the Amended Credit Agreement. At September 30, 2009, the applicable rate was 0.18%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The Amended Credit Agreement matures on September 7, 2011, and we are required to repay all principal and interest outstanding under the Amended Credit Agreement on such date.

        The Amended Credit Agreement contains restrictive covenants, including restrictions on incurring other indebtedness and requirements that we maintain certain financial ratios. As of September 30, 2009, we were in compliance with these restrictive covenants. Upon the occurrence of a default or an event of default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring us to repay all amounts outstanding under the Amended Credit Agreement.

        On August 10, 2008, we entered into a one-year interest rate swap agreement covering $15.0 million of our outstanding revolving credit borrowings. The interest rate swap had an all-in average interest rate of 4.06% and was not designated as a hedge. For the year ended September 30, 2009, the interest rate swap had an unfavorable change in fair value of $192 thousand, which was included as a component of interest and other (income)/expense in the Consolidated Statements of Operations. This swap expired on August 11, 2009 and was not renewed.

        A key component of our business strategy is to seek to make additional acquisitions, which may require that we obtain additional financing, which could include the incurrence of substantial additional indebtedness. We believe that borrowings under the Amended Credit Agreement or a replacement credit facility, together with cash flows from operations, will be sufficient to make required payments under the Amended Credit Agreement or any such replacement facility, and to make anticipated capital expenditures and fund working capital needs for fiscal 2010.

        Our significant non-cancelable contractual obligations as of September 30, 2009 were as follows:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(dollars in thousands)
Long-term debt	$18,500	$—	$18,500	$—	$—
Interest on long-term debt(a)	621	318	303	—	—
Operating leases	6,395	3,448	2,605	299	43

Total	$25,516	$3,766	$21,408	$299	$43

(a)
Represents estimated interest obligations associated with our outstanding revolving credit facility balance of $18.5 million at September 30, 2009, assuming no principal payments are made before maturity, a weighted-average interest rate of 1.16% and an underutilization fee rate of 0.18%.

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

New Accounting Standards

        In September 2006, the Financial Accounting Standards Board ("FASB") issued authoritative guidance which is included in Accounting Standards Codification ("ASC") 820, "Fair Value Measurements and Disclosures". This guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The guidance does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in prior accounting pronouncements. In November 2007, the FASB decided to postpone for one year the effective date of this guidance for assets and liabilities measured at fair value on a non-recurring basis. We adopted the provisions of this guidance as of October 1, 2008 for assets and liabilities measured at fair value on a recurring basis. The adoption of this guidance did not have a material impact on our consolidated financial statements. We will adopt the guidance for assets and liabilities measured at fair value on a non-recurring basis on October 1, 2009 and we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued authoritative guidance included in ASC 805, "Business Combinations", which addresses fair value accounting and the related disclosure for assets and liabilities acquired in a business combination and generally requires acquisition-related costs to be expensed as incurred. This guidance is effective for business acquisitions we complete after September 30, 2009.

        In December 2007, the FASB issued authoritative guidance included in ASC 810, "Consolidation", which changes the accounting and reporting for the noncontrolling interests in a subsidiary in consolidated financial statements. The guidance recharacterizes minority interests as noncontrolling interests and requires noncontrolling interests to be classified as a component of stockholders' equity. This guidance is effective for us as of October 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

        In April 2008, the FASB issued authoritative guidance included in ASC 350, "Intangibles—Goodwill and Other", which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance is effective for us as of October 1, 2009 and we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

        In June 2009, the FASB approved the Accounting Standards Codification as the single source of authoritative non-governmental generally accepted accounting principles ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") are also sources of authoritative GAAP for SEC registrants. The codification did not create new accounting and reporting guidance but rather organized and simplified existing authoritative literature. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the codification for our annual financial statements for the period ended September 30, 2009, and as a result, all references to previous numbering of FASB Statements have been removed from the financial statements and accompanying footnotes.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        Borrowings under the Amended Credit Agreement bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At September 30, 2009, the applicable weighted average interest rate for borrowings was 1.16% and we had total borrowings outstanding of $18.5 million. On August 10, 2008, we entered into a one-year interest rate swap agreement covering $15.0 million of our outstanding revolving credit borrowings. The interest rate swap had an all-in average interest rate of 4.06%. It expired on August 11, 2009 and was not renewed.

        With respect to our international operations, we are subject to currency fluctuations; however, we do not believe that these fluctuations would have a material adverse impact on our financial position or results of operations because the majority of our net sales to foreign countries are transacted in U.S. dollars. Net sales to foreign countries not transacted in U.S. dollars included sales to customers in Norway, Sweden, the U.K., the Netherlands and Japan. To date, we have not hedged any of our potential foreign currency exposures.

Item 8.    Financial Statements and Supplementary Data.

        The information required by Item 8 is set forth on pages F-1 through F-25 of this Annual Report on Form 10-K. The supplemental financial information required by Item 302 of Regulation S-K is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Selected Quarterly Financial Data; Seasonality."

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        There have been no changes in our independent registered public accounting firm, PricewaterhouseCoopers LLP, or disagreements with our accountants on matters of accounting and financial disclosure.

Item 9A.    Controls and Procedures.

        Evaluation of Disclosure Controls and Procedures.    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow for timely decisions regarding required disclosure.

        In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship with respect to possible controls and procedures.

        As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year covered by this report. Based on the foregoing, our principal executive and principal financial officers have concluded that the Company's disclosure controls and procedures were effective.

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

        Based on our evaluation, management concluded that we maintained effective internal control over financial reporting as of September 30, 2009, based on the criteria in Internal Control—Integrated Framework issued by the COSO. Our internal control over financial reporting as of September 30, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information required by this item with respect to our directors, our audit committee, our audit committee financial expert and procedures by which stockholders may recommend nominees to the board of directors is set forth under the heading "The Board of Directors" in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed with the SEC within 120 days of the end of our fiscal year, which information is incorporated herein by reference. Information required by this item regarding our executive officers is included in Part I of this Annual Report on Form 10-K under the heading "Business—Executive Officers." Information required by this item with respect to Section 16(a) beneficial ownership reporting compliance is set forth in the Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

Code of Ethics

        We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K under the Exchange Act. This Code of Ethics applies to all our directors, officers and employees. The Code of Ethics is available on our website: www.nutraceutical.com. Additionally, we will provide to any person, without charge, upon request, a copy of the Code of Ethics. A person may request a copy by writing to Nutraceutical International Corporation, Attn.: Investor Relations, 1500 Kearns Boulevard, Suite B-200, Park City, Utah 84060 or by telephoning us at (435) 655-6106.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of December 2009.

NUTRACEUTICAL INTERNATIONAL CORPORATION
By:	/s/ FRANK W. GAY II Frank W. Gay II Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 10th day of December 2009.

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

        In our opinion, the consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows present fairly, in all material respects, the financial position of Nutraceutical International Corporation and its subsidiaries at September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Salt Lake City, UT
December 10, 2009

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	September 30,
	2008	2009
Assets
Current assets:
Cash and cash equivalents	$5,189	$5,858
Accounts receivable, net	11,963	11,539
Inventories, net	33,812	29,238
Prepaid expenses and other current assets	2,982	2,344
Deferred income taxes	1,631	1,603

Total current assets	55,577	50,582
Property, plant and equipment, net	52,356	55,584
Goodwill	37,632	1,177
Intangible assets, net	13,153	14,452
Deferred income taxes, net	2,432	11,071
Other non-current assets, net	514	1,094

Total assets	$161,664	$133,960

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$12,333	$11,248
Accrued expenses	6,906	6,890

Total current liabilities	19,239	18,138
Long-term debt	28,000	18,500
Other non-current liabilities	965	1,684

Total liabilities	48,204	38,322

Commitments and contingencies (Notes 11, 15 and 17)
Stockholders' equity:
Common stock, $0.01 par value, 50,000,000 shares authorized; 10,838,976 shares issued and outstanding at September 30, 2008; 10,580,782 shares issued and outstanding at September 30, 2009	108	106
Additional paid-in capital	30,213	26,458
Retained earnings	82,788	68,751
Accumulated other comprehensive income	351	323

Total stockholders' equity	113,460	95,638

Total liabilities and stockholders' equity	$161,664	$133,960

The accompanying notes are an integral part of these consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	Years ended September 30,
	2007	2008	2009
Net sales	$156,548	$166,885	$162,346
Cost of sales	71,622	76,106	77,137

Gross profit	84,926	90,779	85,209

Operating expenses:
Selling, general and administrative	61,905	66,973	62,195
Amortization of intangible assets	391	701	697
Impairment of goodwill and intangible asset (Note 7)	450	2,875	37,519

	62,746	70,549	100,411

Income (loss) from operations	22,180	20,230	(15,202)
Interest and other (income)/expense, net	1,257	1,270	1,104

Income (loss) before provision (benefit) for income taxes	20,923	18,960	(16,306)
Provision (benefit) for income taxes	7,951	7,017	(2,269)

Net income (loss)	$12,972	$11,943	$(14,037)

Net income (loss) per common share:
Basic	$1.17	$1.09	$(1.29)
Diluted	1.15	1.07	(1.29)
Weighted average common shares outstanding:
Basic	11,054,828	10,993,505	10,841,383
Dilutive effect of stock options	198,455	134,129	—

Diluted	11,253,283	11,127,634	10,841,383

The accompanying notes are an integral part of these consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years ended September 30,
	2007	2008	2009
Cash flows from operating activities:
Net income (loss)	$12,972	$11,943	$(14,037)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,793	5,859	6,631
Amortization of deferred financing fees	56	56	56
Impairment of goodwill and intangible asset	450	2,875	37,519
Losses on disposals of property and equipment	9	5	14
Deferred income taxes	1,927	509	(8,611)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	848	99	1,495
Inventories, net	463	(1,375)	5,089
Prepaid expenses and other current assets	(1,537)	588	692
Other non-current assets, net	(748)	544	(611)
Accounts payable	1,712	11	(1,085)
Accrued expenses	2,855	(779)	(90)
Other non-current liabilities	(32)	2	719

Net cash provided by operating activities	23,768	20,337	27,781

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	—	4	—
Purchases of property, plant and equipment	(10,467)	(17,869)	(9,176)
Acquisitions of businesses, net of cash acquired	(30,715)	(5,869)	(4,624)

Net cash used in investing activities	(41,182)	(23,734)	(13,800)

Cash flows from financing activities:
Proceeds from long-term debt	31,500	14,500	9,500
Payments on long-term debt	(14,000)	(6,500)	(19,000)
Proceeds from issuances of common stock	1,151	476	516
Purchases of common stock for treasury	—	(4,469)	(4,407)
Tax benefit from stock option exercises	320	68	134

Net cash provided by (used in) financing activities	18,971	4,075	(13,257)

Effect of exchange rate changes on cash and cash equivalents	214	(94)	(55)

Net increase in cash and cash equivalents	1,771	584	669
Cash and cash equivalents at beginning of year	2,834	4,605	5,189

Cash and cash equivalents at end of year	$4,605	$5,189	$5,858

The accompanying notes are an integral part of these consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Retained Earnings		Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at October 1, 2006	11,013,304	$110	$32,665	$57,840	$167	$—	$90,782
Net income	—	—	—	12,972	—	—	12,972
Other comprehensive income:
Foreign currency translation adjustment, net of tax	—	—	—	—	694	—	694

Total comprehensive income							13,666
Issuances of common stock	123,398	1	1,150	—	—	—	1,151
Tax benefit from stock option exercises	—	—	320	—	—	—	320

Balance at September 30, 2007	11,136,702	111	34,135	70,812	861	—	105,919
Net income	—	—	—	11,943	—	—	11,943
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	—	—	—	—	(510)	—	(510)

Total comprehensive income							11,433
Adoption of FASB guidance on uncertain tax positions	—	—	—	33	—	—	33
Issuances of common stock	51,424	—	476	—	—	—	476
Tax benefit from stock option exercises	—	—	68	—	—	—	68
Purchases of common stock for treasury	—	—	—	—	—	(4,469)	(4,469)
Retirement of common stock in treasury	(349,150)	(3)	(4,466)	—	—	4,469	—

Balance at September 30, 2008	10,838,976	108	30,213	82,788	351	—	113,460
Net loss	—	—	—	(14,037)	—	—	(14,037)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	—	—	—	—	(28)	—	(28)

Total comprehensive loss							(14,065)
Issuances of common stock	98,581	1	515	—	—	—	516
Tax benefit from stock option exercises	—	—	134	—	—	—	134
Purchases of common stock for treasury	—	—	—	—	—	(4,407)	(4,407)
Retirement of common stock in treasury	(356,775)	(3)	(4,404)	—	—	4,407	—

Balance at September 30, 2009	10,580,782	$106	$26,458	$68,751	$323	$—	$95,638

The accompanying notes are an integral part of these consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

1. Description of Business

        Nutraceutical International Corporation (the "Company") is an integrated manufacturer, marketer, distributor and retailer of branded nutritional supplements and other natural products sold primarily to and through domestic health and natural food stores. Internationally, the Company markets and distributes branded nutritional supplements and other natural products to and through health and natural product distributors and retailers. The Company's core business strategy is to acquire, integrate and operate businesses in the natural products industry that manufacture, market and distribute branded nutritional supplements. The Company believes that the consolidation and integration of these acquired businesses provides ongoing financial synergies through increased scale and market penetration, as well as strengthened customer relationships.

        The Company manufactures and sells nutritional supplements and other natural products under numerous brands including Solaray®, VegLife®, KAL®, Nature's Life®, Sunny Green®, Action Labs®, Natural Balance®, NaturalMax®, bioAllers®, Herbs for Kids™, Natra-Bio®, NaturalCare®, Zand®, Health from the Sun®, Life-flo®, Larénim®, Living Flower Essences®, Pioneer®, Thompson®, Natural Sport®, Supplement Training Systems®, Premier One®, Montana Big Sky™, ActiPet®, FunFresh Foods™, Dowd & Rogers™, CompliMed®, AllVia™, Oakmont Labs®, Healthway®, Body Gold®, Sayge®, Monarch Nutraceuticals™ and Great Basin Botanicals™. Under the name Woodland Publishing™, the Company publishes, prints and markets a line of books and booklets to, among others, book distributors, national retail bookstores and health and natural food stores. The Company also distributes branded products of certain third parties.

        The Company owns neighborhood natural food markets, which operate under the trade names The Real Food Company™, Thom's Natural Foods™ and Cornucopia Community Market™. The Company also owns health food stores, which operate under the trade names Fresh Vitamins™ and Granola's™.

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

        Fair Value of Financial Instruments—The Company believes that the fair values of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and debt, approximated their respective book values at September 30, 2008 and 2009.

        Cash and Cash Equivalents—Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. The majority of the Company's cash and cash equivalents were held by one bank at September 30, 2009. As a result of this concentration, the

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

Company's cash and cash equivalents balances frequently exceed federally insured limits. The Company does not believe it is subject to any other unusual risks as a result of this concentration other than those normally associated with commercial banking relationships.

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

        The Company evaluates the recoverability of property, plant and equipment which are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company measures recoverability of the asset by comparison of its carrying amount to the future undiscounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the difference between the carrying amount and the fair value of the impaired asset is recorded.

        Goodwill and Intangible Assets—The excess of purchase price over fair value of assets acquired and liabilities assumed in purchase transactions was classified as goodwill. Intangible assets with finite useful lives are amortized while intangible assets with indefinite useful lives are not amortized. Amortizable intangible assets are reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill and non-amortizable intangible assets are tested annually for impairment and are tested for impairment between annual tests if an event occurs that would cause the Company to believe that value is impaired. The Company performs its annual impairment testing as of September 30 each year, which is the last day of the Company's fiscal year.

        Derivative Instruments—Accounting Standards Codification ("ASC") 815, "Derivatives and Hedging", requires derivative instruments to be recognized as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of derivative instruments depends on their intended use and resulting hedge designation. For derivative instruments designated as hedges, the changes in fair value are recorded in the balance sheet as a component of accumulated other comprehensive income. Changes in the fair value of derivative instruments not designated as hedges are recorded in the Consolidated Statements of Operations, generally as a component of interest and other

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

(income)/expense. At September 30, 2008 and 2009, the Company had no derivative instruments designated as hedges.

        Deferred Financing Fees—The Company deferred certain debt issuance costs, including bank, legal, accounting and other fees, related to the establishment of a credit agreement (Note 10). These costs were capitalized as deferred financing fees in other non-current assets and were amortized using the straight-line method, which approximated the effective interest rate method, based on the terms of the credit agreement.

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

        Revenue Recognition—Revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. The Company believes that these criteria are satisfied upon shipment from its facilities or, in the case of the Company's neighborhood natural food markets and health food stores, at the point of sale within these stores. Revenue is reduced by provisions for estimated returns and allowances, which are based on historical averages that have not varied significantly for the periods presented, as well as specific known claims, if any.

        Shipping and Handling Costs—The Company incurred shipping and handling costs related to third-party freight charges, as well as internal warehousing and order fulfillment costs. These costs were classified as selling, general and administrative expenses and totaled $9,494, $9,177 and $8,446 for the years ended September 30, 2007, 2008 and 2009, respectively.

        Research and Development—The Company expensed research and development costs as incurred. For the years ended September 30, 2007, 2008 and 2009, the Company incurred $964, $1,088 and $3,022, respectively, in research and development expenditures.

        Advertising—The Company expensed advertising costs the first time the respective advertising took place. These costs were included in selling, general and administrative expenses.

        Income Taxes—The Company accounted for income taxes using the asset and liability method which required the Company to record deferred tax assets and liabilities for the differences between the financial statement and tax bases of assets and liabilities using the expected applicable future tax rates.

        The Company accounted for uncertain tax positions taken or expected to be taken in a tax return including the related financial statement recognition, measurement, reporting and disclosure (Note 12).

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

        New Accounting Standards—In September 2006, the Financial Accounting Standards Board ("FASB") issued authoritative guidance which is included in ASC 820, "Fair Value Measurements and Disclosures". This guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The guidance does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in prior accounting pronouncements. In November 2007, the FASB decided to postpone for one year the effective date of this guidance for assets and liabilities measured at fair value on a non-recurring basis. The Company adopted the provisions of this guidance as of October 1, 2008 for assets and liabilities measured at fair value on a recurring basis. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements. The Company will adopt the guidance for assets and liabilities measured at fair value on a non-recurring basis as of October 1, 2009 and the Company does not expect this adoption to have a material impact on its consolidated financial statements.

        In December 2007, the FASB issued authoritative guidance included in ASC 805, "Business Combinations", which addresses fair value accounting and the related disclosure for assets and liabilities acquired in a business combination and generally requires acquisition-related costs to be expensed as incurred. This guidance is effective for business acquisitions the Company completes after September 30, 2009.

        In December 2007, the FASB issued authoritative guidance included in ASC 810, "Consolidation", which changes the accounting and reporting for the noncontrolling interests in a subsidiary in consolidated financial statements. The guidance recharacterizes minority interests as noncontrolling interests and requires noncontrolling interests to be classified as a component of stockholders' equity. This guidance is effective for the Company as of October 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

        In April 2008, the FASB issued authoritative guidance included in ASC 350, "Intangibles—Goodwill and Other", which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance is effective for the Company as of October 1, 2009 and the Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

        In June 2009, the FASB approved the Accounting Standards Codification as the single source of authoritative non-governmental generally accepted accounting principles ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") are also sources of authoritative GAAP for SEC registrants. The codification did not create new accounting and reporting guidance but rather organized and simplified existing authoritative literature. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the codification for its annual financial statements for the period ended

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

September 30, 2009, and as a result, all references to previous numbering of FASB Statements have been removed from the financial statements and accompanying footnotes.

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

        During the year ended September 30, 2009, the Company made one acquisition. On July 1, 2009, the Company acquired substantially all the operating assets of AJG Brands, Inc. ("Alan James Group"), a subsidiary of Interleukin Genetics, Inc., for $4,624 in cash. Alan James Group products include Ginsana®, Ginkoba® and Venastat®.

        These acquisitions are in keeping with the Company's business strategy of consolidating the fragmented industry where it competes. These acquisitions were accounted for using the purchase method of accounting. Accordingly, the aggregate purchase price was assigned to the assets acquired and liabilities assumed based on their fair market values at the respective dates of acquisition. The excess of aggregate purchase price over the fair market values of the assets acquired and liabilities assumed was classified as goodwill (Note 7). The Consolidated Statements of Operations and Consolidated Statements of Cash Flows presented herein include the activities of these acquired businesses from their respective dates of acquisition. The following reflects the allocation of the aggregate purchase prices for the fiscal 2008 and 2009 acquisitions to the aggregate assets acquired and liabilities assumed:

	Fiscal 2008 Acquisitions	Fiscal 2009 Acquisition
Aggregate assets acquired and liabilities assumed:
Current assets, net	$2,697	$1,902
Property, plant and equipment	108	—
Goodwill	1,862	845
Intangible assets	1,257	1,960
Non-current assets	—	17
Current liabilities	(55)	(100)

	$5,869	$4,624

        The fiscal 2008 and fiscal 2009 acquired intangible assets included trademarks and tradenames totaling $920 and $850, respectively, which have indefinite lives and are not subject to amortization for financial statement purposes, as well as intangible assets totaling $337 and $1,110, respectively, related to customer relationships and distribution rights, which are being amortized over a period of 3 to

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

3. Acquisitions (Continued)

9 years for financial statement purposes. Acquired intangible assets of $1,257 related to the fiscal 2008 acquisitions and $1,960 related to the fiscal 2009 acquisition are expected to be deductible for tax purposes over fifteen years. Goodwill, which is not subject to amortization for financial statement purposes, of $1,862 related to the fiscal 2008 acquisitions and $845 related to the fiscal 2009 acquisition is expected to be deductible for tax purposes over fifteen years.

4. Accounts Receivable, net

        Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	September 30,
	2008	2009
Accounts receivable	$14,120	$13,718
Less allowances	(2,157)	(2,179)

	$11,963	$11,539

5. Inventories, net

        Inventories, net of reserves for slow moving, obsolete and/or damaged inventory, were comprised of the following:

	September 30,
	2008	2009
Raw materials	$12,941	$12,608
Work-in-process	6,760	4,847
Finished goods	15,947	13,705

	35,648	31,160
Less reserves	(1,836)	(1,922)

	$33,812	$29,238

6. Property, Plant and Equipment, net

        Property, plant and equipment, net, were comprised of the following:

		September 30,
	Estimated Useful Life in Years
		2008	2009
Land	—	$3,512	$3,553
Buildings	30	42,925	48,591
Leasehold improvements	1 - 7	3,733	3,586
Furniture, fixtures and equipment	3 - 10	39,049	41,876

		89,219	97,606
Less accumulated depreciation and amortization		(36,863)	(42,022)

		$52,356	$55,584

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

6. Property, Plant and Equipment, net (Continued)

        At September 30, 2008 and 2009, the Company had no equipment under capital leases. Substantially all property, plant and equipment of the Company collateralized its debt obligations (Note 10).

        Depreciation and amortization of property, plant and equipment totaled $4,402, $5,158 and $5,934 for the years ended September 30, 2007, 2008 and 2009, respectively.

7. Goodwill and Intangible Assets

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

        The first step of the impairment test is to determine if there is an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value, including existing goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value. Upon an indication of impairment, a second step is performed to measure the amount of the impairment by comparing the implied fair value of the reporting unit's goodwill with its carrying value.

        During the six months ended March 31, 2009, primarily as a result of the ongoing U.S. and global economic recession and the related turmoil in the equity markets, there was a significant and prolonged decrease in the Company's stock price and related market capitalization. The ongoing economic recession also negatively impacted the Company during the six months ended March 31, 2009, both domestically and internationally. Based on these factors, the Company determined that an interim goodwill impairment analysis was necessary and performed this goodwill impairment analysis on each of its reporting units during the second quarter of fiscal 2009. Reporting unit fair values were determined using an equal weighting of the income approach, which estimates fair value based on expected future discounted cash flows, and the market approach, which estimates fair value based on comparable market prices. The income approach included assumptions for, among others, forecasted revenues, gross profit margins, operating profit margins, working capital cash flow and long-term discount rates, all of which required significant judgments by management. Long-term discount rates used in the estimation of reporting unit fair values were determined based on the expected weighted average cost of capital for each reporting unit. Long-term discount rates had increased since the Company's September 30, 2008 annual impairment test due to increased risk premiums and significant tightening of the credit markets. Based on the valuation findings, the Company determined that it had an indication of goodwill impairment related to its branded reporting unit and its natural food markets reporting unit in accordance with the first step of the goodwill impairment test.

        The Company then performed the second step of the impairment test to measure the amount of the non-cash impairment charge which was determined to be $37,519 ($27,288 after tax, or $2.52 per diluted share for the year ended September 30, 2009). Of this total non-cash impairment charge, $35,412 related to the Company's branded reporting unit and $2,107 related to the Company's natural

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

7. Goodwill and Intangible Assets (Continued)

food markets reporting unit. The charge related to the Company's branded reporting unit represented the entire carrying value of its goodwill as of March 31, 2009. The Company's natural food markets reporting unit had a remaining goodwill carrying value of $332 as of September 30, 2009.

        Prior to the interim assessment of goodwill impairment performed during the second quarter of fiscal 2009, the Company also assessed its non-amortizable intangible assets and performed recoverability testing of its long-lived assets and determined there was no additional impairment.

        For fiscal 2008, the Company performed its annual goodwill impairment testing as of September 30, 2008. Reporting unit fair values were determined using the income and market approaches. Based on the valuation findings, the Company determined that it had a goodwill impairment related to its health food stores reporting unit in accordance with the first step of the goodwill impairment test. This goodwill impairment was the result of a number of factors, including (i) the adverse business climate of the specialty retail market which further declined during the quarter ended September 30, 2008, (ii) flatness in the Company's health food stores sales and (iii) increased costs associated with new store openings and lease renewals.

        The Company then performed the second step of the impairment test to measure the amount of the non-cash impairment charge, which was determined to be $2,875 ($1,811 after tax, or $0.16 per diluted share). The charge represented the entire carrying value of goodwill related to the Company's health food stores reporting unit.

        During the year ended September 30, 2007, the Company recorded a non-cash intangible asset impairment charge of $450 ($279 after tax, or $0.02 per diluted share) related to the re-branding of certain health food stores. The charge represented the entire carrying amount of trademark and tradename intangible assets related to the Company's health food stores.

        The fiscal 2007, 2008 and 2009 non-cash impairment charges had no impact on the Company's compliance with debt covenants, cash flows or available liquidity.

        The changes in the carrying amount of goodwill for the years ended September 30, 2008 and 2009 were as follows:

Goodwill
Balance as of October 1, 2007	$38,978
Goodwill acquired during the year	1,862
Goodwill impairment	(2,875)
Purchase accounting adjustments related to prior acquisitions	(70)
Foreign currency translation adjustment	(263)

Balance as of September 30, 2008	37,632
Goodwill acquired during the year	845
Goodwill impairment	(37,519)
Purchase accounting adjustments related to prior acquisitions	262
Foreign currency translation adjustment	(43)

Balance as of September 30, 2009	$1,177

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

7. Goodwill and Intangible Assets (Continued)

        The carrying amounts of intangible assets at September 30, 2008 and 2009 were as follows:

	September 30, 2008			September 30, 2009
							Weighted- Average Amortization Period (Years)
	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount
Intangible assets subject to amortization:
Trademarks/trade names/patents	$481	$(367)	$114	$516	$(411)	$105	5
Customer relationships/distribution rights	3,100	(672)	2,428	4,251	(1,223)	3,028	6
Developed software and technology	772	(296)	476	772	(450)	322	5

	4,353	(1,335)	3,018	5,539	(2,084)	3,455
Intangible assets not subject to amortization:
Trademarks/trade names/licenses	10,135	—	10,135	10,997	—	10,997

	$14,488	$(1,335)	$13,153	$16,536	$(2,084)	$14,452

(1)
Amounts include the impact of foreign currency translation adjustments.

        Aggregate amortization expense related to intangible assets subject to amortization totaled $391, $701 and $697 for the years ended September 30, 2007, 2008 and 2009, respectively.

        Estimated amortization expense related to intangible assets subject to amortization is as follows:

Year Ending September 30,	Estimated Amortization Expense
2010	$885
2011	874
2012	706
2013	505
2014	266
Thereafter	219

$3,455

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

8. Fair Value of Financial Instruments

        In September 2006, the FASB issued authoritative guidance which is included in ASC 820, "Fair Value Measurements and Disclosures". This guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The guidance does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in prior accounting pronouncements. In November 2007, the FASB decided to postpone for one year the effective date of this guidance for assets and liabilities measured at fair value on a non-recurring basis. The Company adopted the provisions of this guidance as of October 1, 2008 for assets and liabilities measured at fair value on a recurring basis. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements. The Company will adopt the guidance for assets and liabilities measured at fair value on a non-recurring basis as of October 1, 2009 and the Company does not expect this adoption to have a material impact on its consolidated financial statements.

        The Company measures at fair value certain financial assets, including cash equivalents, using a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's own assumptions. The following fair value hierarchy prioritizes the inputs into three broad levels:

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

        This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The fair value of the Company's financial assets at September 30, 2009 was determined using the following level of input:

	Fair Value Measurements as of September 30, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents—money market fund	$1,121	1,121	—	—

        The fair value of the money market fund, classified as Level 1, was obtained from a quoted market price.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

8. Fair Value of Financial Instruments (Continued)

        As of January 1, 2009, the Company adopted authoritative guidance included in ASC 815, "Derivatives and Hedging". During fiscal 2009, the Company had one derivative financial instrument, an interest rate swap, to manage its exposure to interest rate risks. This swap expired August 11, 2009 and was not renewed. The Company does not use derivatives for trading or speculative purposes and is not a party to leveraged derivatives.

9. Accrued Expenses

        Accrued expenses were comprised of the following:

	September 30,
	2008	2009
Employee payroll, taxes, benefits and performance incentives	$4,790	$5,262
Other accrued expenses	2,116	1,628

	$6,906	$6,890

10. Long-Term Debt

        Long-term debt was comprised of the following:

	September 30,
	2008	2009
Revolving Credit Facility	$28,000	$18,500

        On January 28, 2002, the Company entered into a five-year, $60,000 reducing revolving credit facility. On September 7, 2006, the Company amended this revolving credit facility (the "Amended Credit Agreement"). The Amended Credit Agreement extends the term of the credit facility to September 2011, resets the available credit borrowings to $60,000 with no automatic reductions and provides an accordion feature which can increase the available credit borrowings to $90,000 subject to approval by the lenders and compliance with certain covenants and conditions. The lenders on this Amended Credit Agreement are Rabobank International and Wells Fargo. To date, the Company has not experienced any difficulties in accessing the available funds under the Amended Credit Agreement. Deferred financing fees of $205 related to the Amended Credit Agreement were deferred and are being amortized over the term of the Amended Credit Agreement.

        At September 30, 2009, the Company had outstanding revolving credit borrowings of $18,500 under the Amended Credit Agreement. Borrowings under the Amended Credit Agreement are collateralized by substantially all assets of the Company. At the Company's election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At September 30, 2009, the applicable weighted-average interest rate for outstanding borrowings was 1.16%. The Company is also required to pay a variable quarterly fee on the unused balance under the Amended Credit Agreement. At September 30, 2009, the applicable rate was 0.18%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

10. Long-Term Debt (Continued)

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

        On August 10, 2008, the Company entered into a one-year interest rate swap agreement covering $15,000 of the Company's outstanding revolving credit borrowings. The interest rate swap had an all-in average interest rate of 4.06% and was not designated as a hedge. For the year ended September 30, 2009, the interest rate swap had an unfavorable change in fair value of $192, which was included as a component of interest and other (income)/expense in the Consolidated Statements of Operations. This swap expired on August 11, 2009 and was not renewed.

11. Lease Commitments and Obligations

        The Company leases retail, office, storage and warehouse space under non-cancelable operating leases, the last of which expires during fiscal 2017; however, the Company has negotiated extension options in many cases. These operating leases require the Company to pay all taxes, insurance and maintenance.

        The following summarizes future minimum lease payments required under the Company's significant non-cancelable operating leases:

Year Ending September 30,	Minimum Lease Payments
2010	$3,448
2011	1,787
2012	818
2013	189
2014	110
Thereafter	43

$6,395

        Total rent expense incurred by the Company under significant non-cancelable operating leases was $2,483, $3,062 and $3,151 for the years ended September 30, 2007, 2008 and 2009, respectively.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

12. Income Taxes

        The provision (benefit) for income taxes was comprised of the following:

	Years Ended September 30,
	2007	2008	2009
Current:
Federal	$5,763	$5,630	$5,285
State	890	783	898
Deferred:
Federal	1,156	521	(7,248)
State	142	83	(1,204)

	$7,951	$7,017	$(2,269)

        A summary of the composition of net deferred income tax assets and liabilities was as follows:

	September 30,
	2008	2009
Current Deferred Income Tax Assets
Accounts receivable reserves	$577	$584
Inventory reserves	566	645
Accrued liabilities	488	374

	$1,631	$1,603

Non-Current Deferred Income Tax Assets and Liabilities, net
Goodwill and other intangible assets	$681	$8,586
Property, plant and equipment	1,417	1,718
Other non-current liabilities	334	767

	$2,432	$11,071

        The differences between income taxes (benefit) at the statutory federal income tax rate and income taxes (benefit) reported in the Consolidated Statements of Operations were as follows:

	Years Ended September 30,
	2007	2008	2009
Federal tax (benefit) at statutory rate	$7,323	$6,636	$(5,707)
State taxes (benefit), net of federal benefit	729	562	(199)
Non-deductible expenses	169	162	140
Goodwill impairment	—	—	3,925
Foreign sales benefit	(24)	—	—
Manufacturing benefit	(183)	(324)	(293)
Other	(63)	(19)	(135)

	$7,951	$7,017	$(2,269)

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

12. Income Taxes (Continued)

        On October 1, 2007, the Company adopted authoritative guidance included in ASC 740, "Income Taxes", related to the accounting for uncertain tax positions. As a result of the adoption of this guidance, the Company recognized a $33 decrease in the liability for unrecognized tax benefits, which was recorded as an increase to the October 1, 2007 balance of retained earnings.

        As of September 30, 2008, the Company's liability related to unrecognized tax benefits was $107. As of September 30, 2009, the Company's liability related to unrecognized tax benefits was $167 of which $155 would impact the Company's effective tax rate if recognized. The liability related to unrecognized tax benefits was recorded as a component of other non-current liabilities in the Company's Consolidated Balance Sheets. Interest and penalties related to unrecognized tax benefits are recorded as a component of interest and other (income)/expense in the Company's Consolidated Statements of Operations. For the years ended September 30, 2008 and 2009, the Company recorded a net benefit of $20 and net expense of $1, respectively, for interest related to unrecognized tax benefits. At September 30, 2009, the Company had $10 in accrued interest related to unrecognized tax benefits. The Company does not anticipate any significant changes in unrecognized tax benefits during the next twelve months.

        During fiscal 2008 and fiscal 2009, the aggregate changes in the balance of unrecognized tax benefits were as follows:

Unrecognized Tax Benefits
Balance as of October 1, 2007	$169
Increases for tax positions related to the current year	36
Decreases for tax positions related to prior years	(4)
Reductions due to lapsed statute of limitations	(94)

Balance as of September 30, 2008	107
Increases for tax positions related to the current year	74
Increases for tax positions related to prior years	2
Reductions due to lapsed statute of limitations	(16)

Balance as of September 30, 2009	$167

        The Company files income tax returns in the United States ("U.S.") federal jurisdiction, various U.S. state jurisdictions and certain foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for fiscal years before 2006. The Company is no longer subject to examination in any U.S. state jurisdiction or foreign jurisdiction for fiscal years prior to 2004.

13. Capital Stock

        Description of Capital Stock—At September 30, 2008 and 2009, the Company had two authorized classes of stock: Common Stock and Preferred Stock, each with a par value of $0.01 per share. At September 30, 2008 and 2009, 5,000,000 shares of Preferred Stock were authorized with no shares issued or outstanding.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

13. Capital Stock (Continued)

        Stock Option Plans—During the year ended September 30, 1995, the Company's Board of Directors adopted the 1995 Stock Option Plan. This plan provided for granting options to purchase Common Stock to executives, employees and consultants of the Company and its subsidiaries. Grants under this plan vested over a period of four years and expired on the tenth anniversary of the date of grant. In aggregate, 225,873 shares were reserved for issuance under this plan. All of these options had been cancelled or exercised prior to September 30, 2009.

        During the year ended September 30, 1998, the Company's Board of Directors adopted the 1998 Stock Incentive Plan. This plan provided for granting options to purchase Common Stock to executives, employees and consultants of the Company and its subsidiaries. Grants under this plan vested over a period of two to four years and expire no later than the tenth anniversary of the date of grant. In aggregate, 1,050,000 shares of Common Stock were reserved for issuance under this plan. As of September 30, 2009, options to purchase 427,917 shares of Common Stock were issued, outstanding and exercisable under this plan.

        During the year ended September 30, 1998, the Company's Board of Directors adopted the 1998 Non-Employee Director Stock Option Plan. This plan provided for granting options to purchase Common Stock to non-employee directors of the Company. Grants under this plan vested over a period of three years and expire no later than the tenth anniversary of the date of grant. In aggregate, 150,000 shares of Common Stock were reserved for issuance under this plan. As of September 30, 2009, options to purchase 30,000 shares of Common Stock were issued, outstanding and exercisable under this plan.

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

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

13. Capital Stock (Continued)

        As of September 30, 2009, options to purchase an aggregate 457,917 shares of Common Stock were issued, outstanding and exercisable. The following table sets forth option activity under the 1995 Stock Option Plan, the 1998 Stock Incentive Plan and the 1998 Non-Employee Director Stock Option Plan for the years ended September 30, 2007, 2008 and 2009:

	Number of Options	Average Price Per Share	Aggregate Option Price
Outstanding at October 1, 2006	875,511	$9.94	$8,706
Exercised	(123,398)	9.20	(1,135)
Forfeited or expired	(1,150)	17.50	(20)

Outstanding at September 30, 2007	750,963	10.06	7,551

Exercised	(38,381)	8.17	(314)
Forfeited or expired	(149,065)	17.17	(2,560)

Outstanding at September 30, 2008	563,517	8.30	4,677

Exercised	(75,600)	4.21	(318)
Forfeited or expired	(30,000)	10.18	(305)

Outstanding at September 30, 2009	457,917	$8.85	$4,054

        Options granted were issued at exercise prices that represented the quoted market price of Common Stock at the respective grant dates. For the years ended September 30, 2007, 2008 and 2009, options to purchase 137,665, 232,800 and 272,175 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of these stock options were greater than the average share price of the Company's common stock and, therefore, the effect would have been antidilutive.

        The following table sets forth data related to exercise prices and lives for all issued, outstanding and exercisable options as of September 30, 2009, which include grants made under the 1998 Stock Incentive Plan and the 1998 Non-Employee Director Stock Option Plan:

	September 30, 2009
	Options Outstanding		Options Exercisable
Range of Exercise Prices	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
$2.44 - $3.63	182,617	$3.39	182,617	$3.39
(Avg. life: 2.0 years)
$10.50 - $14.22	275,300	12.48	275,300	12.48
(Avg. life: 4.5 years)

	457,917	$8.85	457,917	$8.85

        At September 30, 2009, the aggregate intrinsic value of stock options outstanding and exercisable was $1,456. The intrinsic value is the amount by which the market value of the underlying common stock exceeds the exercise price of the respective stock option.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

13. Capital Stock (Continued)

        During the years ended September 30, 2007, 2008 and 2009, the Company received proceeds of $1,135, $314 and $318, respectively, related to the exercise of stock options and optionees realized aggregate pre-tax gains of $843, $163 and $323, respectively, from these stock option exercises.

        Share Purchase Program—Prior to fiscal 2009, the Company's Board of Directors approved a share purchase program authorizing the Company to buy up to 2,500,000 shares of Common Stock of the Company. During the year ended September 30, 2009, the Company's Board of Directors approved the addition of 1,000,000 shares to the Company's previously approved share purchase program. The Company made no repurchases of Common Stock during the year ended September 30, 2007. During fiscal 2008, the Company purchased 349,150 shares at an aggregate price of $4,469. All shares of Common Stock held in treasury during fiscal 2008 were retired prior to September 30, 2008. During fiscal 2009, the Company purchased 356,775 shares at an aggregate price of $4,407. All shares of Common Stock held in treasury during fiscal 2009 were retired prior to September 30, 2009. As of September 30, 2009, the Company was permitted to purchase up to 1,207,140 additional shares under its approved share purchase program. The shares available for repurchase at September 30, 2009 have no expiration date. The Company accounts for treasury shares using the cost method.

        Direct Stock Purchase Plan—In October 2007, the Company registered a direct stock purchase plan with the Securities and Exchange Commission. The purpose of this direct stock purchase plan is to provide a convenient way for existing stockholders, as well as new investors, to purchase shares of the Company's Common Stock. A total of 1,500,000 shares of the Company's Common Stock were registered under the plan with 13,043 and 22,981 shares purchased for the years ended September 30, 2008 and 2009, respectively.

14. Segments

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

        Net sales attributed to customers in the United States and foreign countries for the years ended September 30, 2007, 2008 and 2009 were as follows:

	Year Ended September 30,
	2007	2008	2009
United States	$139,156	$147,007	$145,131
Foreign countries	17,392	19,878	17,215

	$156,548	$166,885	$162,346

        Certain net sales attributed to customers in the United States are sold to customers who in turn may sell such products to customers in foreign countries while certain net sales attributed to customers

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

14. Segments (Continued)

in foreign countries are sold to customers who in turn may sell such products to customers in the United States.

        The Company's net sales by product group for the years ended September 30, 2007, 2008 and 2009 were as follows:

	Year Ended September 30,
	2007	2008	2009
Branded nutritional supplements and other natural products	$139,437	$149,700	$146,355
Other(1)	17,111	17,185	15,991

	$156,548	$166,885	$162,346

(1)
Nets sales for any other product or group of similar products are less than 10% of consolidated net sales.

15. Employee Benefit Plans

        401(k) Plan—The Company has a 401(k) defined contribution profit sharing plan that covers substantially all employees. Under the plan, employees may contribute up to 15% of their compensation subject to certain exceptions and limitations. In addition, employees who meet certain age requirements may contribute additional amounts permitted by law under the plan. The Company makes matching contributions to the plan up to the first 4% of employee contributions and is permitted to make discretionary contributions under the plan. The amounts contributed to the plan by the Company were $691, $756 and $760 for the years ended September 30, 2007, 2008 and 2009, respectively.

16. Supplemental Disclosure of Cash Flow Items

        Cash paid by the Company for interest was $1,064, $1,457 and $1,178 for the years ended September 30, 2007, 2008 and 2009, respectively. Cash paid by the Company for taxes was $7,023, $6,053 and $5,711 for the years ended September 30, 2007, 2008 and 2009, respectively.

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

18. Subsequent Events

        The Company has performed an evaluation of subsequent events through December 10, 2009, which is the date the financial statements were issued.

        On October 9, 2009, the Company acquired from Nutritional Specialties, Inc. and its parent corporation, Baywood International Inc., substantially all of the assets of the LifeTime Products nutritional supplement business for approximately $8,578 in cash. The primary assets acquired included accounts receivable, inventory, trademarks/tradenames, customer relationships and goodwill. As of the date of these financial statements, the Company is determining the fair value of the acquired assets and the related allocation of the purchase price.

NUTRACEUTICAL INTERNATIONAL CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(dollars in thousands)
September 30, 2009
Deducted from related asset account:
Allowance for sales returns	$818	$90	$—	$91	$817
Allowance for doubtful accounts	1,339	135	—	112	1,362
Inventory reserve	1,836	2,469	—	2,383	1,922
September 30, 2008
Deducted from related asset account:
Allowance for sales returns	852	—	—	34	818
Allowance for doubtful accounts	1,337	205	—	203	1,339
Inventory reserve	1,800	1,403	—	1,367	1,836
September 30, 2007
Deducted from related asset account:
Allowance for sales returns	739	6	275	168	852
Allowance for doubtful accounts	1,250	77	196	186	1,337
Inventory reserve	1,902	1,275	438	1,815	1,800

 EXHIBIT INDEX

Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation of Nutraceutical(1)
3.2	Form of By-laws of Nutraceutical(1)
4.1	Form of certificate representing Common Stock(1)
4.2	Amended and Restated Registration Agreement dated as of January 31, 1995 among Nutraceutical and certain of its stockholders(1)
10.1	Form of Indemnification Agreement(1)
10.2	1998 Stock Incentive Plan(1)
10.3	1998 Non-Employee Director Stock Option Plan(1)
10.4	Credit Agreement dated as of January 28, 2002 among Nutraceutical and its lenders(2)
10.5	1995 Stock Option Plan(3)
10.6	Form of Agreement for Stock Options granted under the 1998 Stock Incentive Plan and 1998 Non-Employee Director Stock Option Plan(4)
10.7	First Amendment to Credit Agreement dated as of September 7, 2006 among Nutraceutical and its lenders(5)
11.1	Computation of earnings per share The information required by Exhibit 11.1 is set forth on page F-4 of this Form 10-K.
21.1	Subsidiaries of Nutraceutical(6)
23.1	Consent of PricewaterhouseCoopers LLP(6)
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(6)
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(6)

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