Form 10-Q
period 2009-12-31
NUTRACEUTICAL INTERNATIONAL CORP
filed 2010-01-28
CIK 1050007

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the Quarterly Period Ended December 31, 2009

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

        At January 27, 2010, the registrant had 10,372,172 shares of common stock outstanding.

NUTRACEUTICAL INTERNATIONAL CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	September 30, 2009(1)	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$5,858	$5,154
Accounts receivable, net	11,539	12,526
Inventories, net	29,238	33,309
Prepaid expenses and other current assets	2,344	1,605
Deferred income taxes	1,603	1,603

Total current assets	50,582	54,197
Property, plant and equipment, net	55,584	59,950
Goodwill	1,177	4,738
Intangible assets, net	14,452	18,963
Other non-current assets, net	1,094	1,080
Deferred income taxes, net	11,071	10,701

Total assets	$133,960	$149,629

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$11,248	$14,115
Accrued expenses	6,890	5,430

Total current liabilities	18,138	19,545
Long-term debt	18,500	30,500
Other non-current liabilities	1,684	1,867

Total liabilities	38,322	51,912

Stockholders' equity
Common stock	106	104
Additional paid-in capital	26,458	24,593
Retained earnings	68,751	72,695
Accumulated other comprehensive income	323	325

Total stockholders' equity	95,638	97,717

Total liabilities and stockholders' equity	$133,960	$149,629

(1)
The condensed consolidated balance sheet as of September 30, 2009 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended December 31,
	2008	2009
Net sales	$39,629	$44,839
Cost of sales	18,197	21,365

Gross profit	21,432	23,474
Operating expenses
Selling, general and administrative	15,773	16,749
Amortization of intangible assets	159	298

Income from operations	5,500	6,427
Interest and other (income) expense, net	510	109

Income before provision for income taxes	4,990	6,318
Provision for income taxes	1,878	2,374

Net income	$3,112	$3,944
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	(776)	2

Comprehensive income	$2,336	$3,946

Net income per common share
Basic	$0.29	$0.38
Diluted	0.28	0.37
Weighted average common shares outstanding
Basic	10,849,221	10,487,640
Dilutive effect of stock options	82,591	81,771

Diluted	10,931,812	10,569,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Three months ended December 31,
	2008	2009
Cash flows from operating activities
Net income	$3,112	$3,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,634	1,760
Amortization of deferred financing fees	14	14
Losses on disposals of property and equipment	1	—
Deferred income taxes	(80)	370
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net	1,343	344
Inventories, net	812	(2,771)
Prepaid expenses and other current assets	1,492	832
Other non-current assets, net	211	1
Accounts payable	(3,225)	2,867
Accrued expenses	(2,366)	(1,515)
Other non-current liabilities	148	183

Net cash provided by operating activities	3,096	6,029

Cash flows from investing activities
Acquisitions of businesses, net of cash acquired	—	(11,608)
Purchases of property and equipment	(4,753)	(5,248)

Net cash used in investing activities	(4,753)	(16,856)

Cash flows from financing activities
Proceeds from long-term debt	3,000	14,500
Payments on long-term debt	(1,500)	(2,500)
Proceeds from issuances of common stock	128	353
Purchases of common stock for treasury	—	(2,225)
Tax benefit from stock option exercises	13	5

Net cash provided by financing activities	1,641	10,133

Effect of exchange rate changes on cash and cash equivalents	(166)	(10)

Net decrease in cash and cash equivalents	(182)	(704)
Cash and cash equivalents at beginning of period	5,189	5,858

Cash and cash equivalents at end of period	$5,007	$5,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in thousands, except per share data)

1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments to present fairly the consolidated financial position of Nutraceutical International Corporation and its subsidiaries (the "Company") as of December 31, 2009, the results of their operations and cash flows for the three months ended December 31, 2008 and 2009, in conformity with accounting principles generally accepted in the United States of America for interim financial information applied on a consistent basis. Results for the three months ended December 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year.

        Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Accordingly, these financial statements should be read in conjunction with the Company's Form 10-K for the Fiscal Year Ended September 30, 2009, which was filed with the Securities and Exchange Commission on December 10, 2009.

2. ACCOUNTS RECEIVABLE, NET

        Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	September 30, 2009	December 31, 2009
Accounts receivable	$13,718	$14,708
Less allowances	(2,179)	(2,182)

	$11,539	$12,526

3. INVENTORIES, NET

        Inventories, net of reserves for slow moving, obsolete and/or damaged inventory, were comprised of the following:

	September 30, 2009	December 31, 2009
Raw materials	$12,608	$13,886
Work-in-process	4,847	5,451
Finished goods	13,705	15,982

	31,160	35,319
Less reserves	(1,922)	(2,010)

	$29,238	$33,309

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

4. ACQUISITIONS

        During the three months ended December 31, 2009, the Company made two acquisitions. On October 9, 2009, the Company acquired from Nutritional Specialties, Inc. and its parent corporation, Baywood International, Inc., substantially all of the assets of the LifeTime Products nutritional supplement business. On December 18, 2009, the Company acquired substantially all of the assets of Organix-South, Inc.

        The aggregate purchase price of these acquisitions was $11,608 in cash. The Consolidated Statements of Operations and Consolidated Statements of Cash Flows presented herein include the activities of these acquired businesses from their respective dates of acquisition. The expected long-term sales and expense synergies of acquired businesses generally are not realized immediately following acquisition as certain transition and integration matters must be completed.

        These acquisitions are in keeping with the Company's business strategy of consolidating the fragmented industry where it competes. These acquisitions were accounted for using the purchase method of accounting. Accordingly, the aggregate purchase price was assigned to the assets acquired and liabilities assumed based on their fair market values at the respective dates of acquisition. The excess of aggregate purchase price over the fair market values of the assets acquired and liabilities assumed was classified as goodwill. The following reflects the final allocation of the aggregate purchase price for these acquisitions to the aggregate assets acquired and liabilities assumed:

Current assets	$2,724
Property, plant & equipment	580
Goodwill	3,561
Intangible assets	4,810
Current liabilities	(67)

$11,608

        The acquired intangible assets include trademarks and tradenames totaling $2,580 that have indefinite lives and are not subject to amortization, as well as trademarks and tradenames totaling $20 and customer relationships totaling $2,210, which are being amortized for financial statement purposes over four years and six years, respectively. The acquired intangible assets of $4,810, as well as goodwill of $3,561, which is not subject to amortization for financial statement purposes, are expected to be deductible for tax purposes over fifteen years.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

5. GOODWILL AND INTANGIBLE ASSETS

        The change in the carrying amount of goodwill from September 30, 2009 to December 31, 2009 was as follows:

Goodwill
Balance as of September 30, 2009
Goodwill	$41,571
Accumulated impairment losses	(40,394)

1,177
Goodwill attributable to fiscal 2010 acquisitions	3,561

Balance as of December 31, 2009
Goodwill	45,132
Accumulated impairment losses	(40,394)

$4,738

        The carrying amounts of intangible assets at September 30, 2009 and December 31, 2009 were as follows:

	September 30, 2009			December 31, 2009
							Weighted- Average Amortization Period (Years)
	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount
Intangible assets subject to amortization:
Trademarks/trade names/patents	$516	$(411)	$105	$539	$(423)	$116	5
Customer relationships/distribution rights	4,251	(1,223)	3,028	6,456	(1,468)	4,988	6
Developed software and technology	772	(450)	322	772	(489)	283	5

	5,539	(2,084)	3,455	7,767	(2,380)	5,387
Intangible assets not subject to amortization:
Trademarks/trade names/licenses	10,997	—	10,997	13,576	—	13,576

	$16,536	$(2,084)	$14,452	$21,343	$(2,380)	$18,963

(1)
Amounts include the impact of foreign currency translation adjustments.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

5. GOODWILL AND INTANGIBLE ASSETS (Continued)

        Estimated future amortization expense related to the December 31, 2009 net carrying amount of $5,387 for intangible assets subject to amortization is as follows:

Year Ending September 30,	Estimated Amortization Expense
2010(1)	$943
2011	1,247
2012	1,079
2013	878
2014	636
Thereafter	604

$5,387

(1)
Estimated amortization expense for the year ending September 30, 2010 includes only amortization to be recorded after December 31, 2009.

        During the year ended September 30, 2009, the Company recorded a non-cash goodwill impairment charge of $37,519. The ongoing uncertainty in general and economic conditions may continue to impact retail and consumer demand, as well as the market price of the Company's common stock, and could negatively impact the Company's future operating performance, cash flow and/or stock price and could result in additional goodwill and/or intangible asset impairment charges being recorded in future periods which could materially impact the Company's consolidated financial statements. The valuation of goodwill and intangible assets is subject to a high degree of judgment and complexity.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

        In September 2006, the Financial Accounting Standards Board issued authoritative guidance which is included in Accounting Standards Codification 820, "Fair Value Measurements and Disclosures". This guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The guidance does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in prior accounting pronouncements. On October 1, 2008, the Company adopted the provisions of this guidance for assets and liabilities measured at fair value on a recurring basis. On October 1, 2009, the Company adopted the provisions of this guidance for assets and liabilities measured at fair value on a non-recurring basis. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

        On a quarterly basis, the Company measures at fair value certain financial assets, including cash equivalents, using a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's own assumptions. The following fair value hierarchy prioritizes the inputs into three broad levels:

  •
  Level 1—Quoted prices for identical instruments in active markets;

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

6. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

        This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The fair value of the Company's financial assets at December 31, 2009 was determined using the following level of input:

	Fair Value Measurements as of December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents—money market fund	$1,121	1,121	—	—

        The fair value of the money market fund, classified as Level 1, was obtained from a quoted market price.

        Long-term debt was comprised of the following:

	September 30, 2009	December 31, 2009
Revolving Credit Facility	$18,500	$30,500

        The Company's debt is stated at book value which approximated its fair value at September 30, 2009 and December 31, 2009.

        The Company's current revolving credit facility has available credit borrowings of $60,000 with no automatic reductions and provides an accordion feature that can increase the available credit borrowings to $90,000, subject to approval by the lenders and compliance with certain covenants and conditions. The lenders under the revolving credit facility are Rabobank International and Wells Fargo. To date, the Company has not experienced any difficulties in accessing the available funds under the revolving credit facility.

        At December 31, 2009, the Company had outstanding revolving credit borrowings of $30,500. Borrowings under the revolving credit facility are collateralized by substantially all assets of the Company. At the Company's election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At December 31, 2009, the applicable weighted-average interest rate for outstanding borrowings was 1.02%. The Company is also required to pay a variable quarterly fee on the unused balance under the revolving credit facility. At December 31, 2009, the applicable rate was 0.18%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The revolving credit facility matures on September 7, 2011, and the Company is required to repay all principal and interest outstanding under the revolving credit facility on such date.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

6. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The revolving credit facility contains restrictive covenants, including limitations on incurring other indebtedness and requirements that the Company maintain certain financial ratios. Upon the occurrence of a default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring the Company to repay all amounts outstanding under the revolving credit facility.

7. SHARE REPURCHASES

        During the three months ended December 31, 2009, the Company purchased and retired 189,309 shares of common stock for an aggregate price of $2,225. During the three months ended December 31, 2008, the Company did not purchase or retire any shares of common stock. As of December 31, 2009, the Company was permitted to purchase up to 1,017,831 additional shares under its approved purchase plan. The Company accounts for treasury shares using the cost method.

8. STOCK OPTIONS

        The following table summarizes stock option activity during the three months ended December 31, 2009:

	Number of Options	Weighted-Average Exercise Price
Options outstanding and exercisable at September 30, 2009	457,917	$8.85
Exercised	(1,667)	3.50

Options outstanding and exercisable at December 31, 2009	456,250	$8.87

        Options to purchase 305,300 and 232,800 shares of common stock for the three months ended December 31, 2008 and 2009, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of these stock options were greater than the average share price of the Company's common stock and, therefore, the effect would have been antidilutive.

        During the three months ended December 31, 2009, the Company received proceeds of $6 related to the exercise of stock options. During this same period, the Company recorded a tax benefit of $5 and optionees realized an aggregate pre-tax gain of $14 from these stock option exercises. During the three months ended December 31, 2008, the Company received proceeds of $89 from the exercise of stock options, the Company recorded a tax benefit of $13 related to these option exercises and optionees realized an aggregate pre-tax gain of $32 from these stock option exercises.

9. SEGMENTS

        Segment identification and selection is consistent with the management structure used by the Company to evaluate performance and make decisions regarding resource allocation, as well as the materiality of financial results consistent with that structure. Based on the Company's management structure and method of internal reporting, the Company has one operating segment. The Company

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

9. SEGMENTS (Continued)

does not review operating results on a disaggregated basis; rather, management reviews operating results on an aggregate basis.

        Net sales attributed to customers in the United States and foreign countries for the three months ended December 31, 2008 and 2009 were as follows:

	Three months ended December 31,
	2008	2009
United States	$35,282	$40,025
Foreign countries	4,347	4,814

	$39,629	$44,839

        Certain net sales attributed to customers in the United States are sold to customers who in turn may sell such products to customers in foreign countries while certain net sales attributed to customers in foreign countries are sold to customers who in turn may sell such products to customers in the United States.

        The Company's net sales by product group for the three months ended December 31, 2008 and 2009 were as follows:

	Three months ended December 31,
	2008	2009
Branded nutritional supplements and other natural products	$35,505	$40,945
Other(1)	4,124	3,894

	$39,629	$44,839

(1)
Net sales for any other product or group of similar products are less than 10% of consolidated net sales.

10. SUBSEQUENT EVENTS

        The Company has performed an evaluation of subsequent events through January 28, 2010, which is the date the financial statements were issued, and determined there were no subsequent events requiring recognition or disclosure.

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

        We manufacture and sell nutritional supplements and other natural products under numerous brands including Solaray®, VegLife®, KAL®, Nature's Life®, LifeTime®, Sunny Green®, Action Labs®, Natural Balance®, NaturalMax®, bioAllers®, Herbs for Kids™, Natra-Bio®, NaturalCare®, Zand®, Health from the Sun®, Life-flo®, Larenim®, TheraNeem®, TheraVeda®, Living Flower Essences®, Pioneer®, Thompson®, Natural Sport®, Supplement Training Systems®, Premier One®, Montana Big Sky™, ActiPet®, FunFresh Foods™, Dowd & Rogers™, CompliMed®, AllVia™, Oakmont Labs®, Healthway®, Body Gold®, Sayge®, Monarch Nutraceuticals™ and Great Basin Botanicals™. Under the name Woodland Publishing™, we publish, print and market a line of books and booklets to, among others, book distributors, national retail bookstores and health and natural food stores. We also distribute branded products of certain third parties.

        We own neighborhood natural food markets, which operate under the trade names The Real Food Company ™, Thom's Natural Foods™ and Cornucopia Community Market™. We also own health food stores, which operate under the trade names Fresh Vitamins™ and Granola's™.

        We were formed in 1993 to effect a consolidation strategy in the fragmented vitamin, mineral, herbal and other nutritional supplements industry (the "VMS Industry"). Since our formation, we have completed twenty-eight acquisitions of assets or stock. As a result of acquisitions, internal growth and cost management, we believe that we are well positioned to continue to capitalize on acquisition opportunities that arise in the VMS Industry.

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

        We evaluate the recoverability of our property, plant and equipment which are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability of the asset by comparison of its carrying amount to the future undiscounted cash flows we expect the asset to generate. If we consider the asset to be impaired, we measure the amount of any impairment as the difference between the carrying amount and the fair value of the impaired asset.

        Goodwill and Intangible Assets—Goodwill and intangible assets require estimates and judgments in determining the initial recognition and measurement of goodwill and intangible assets, including factors and assumptions used in determining fair values and useful lives. Intangible assets with finite useful lives are amortized, while intangible assets with indefinite useful lives are not amortized. Amortizable intangible assets are reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill and non-amortizable intangible assets are tested annually for impairment and are tested for impairment between annual tests if an event occurs that would cause us to believe that value is impaired. We perform our annual impairment testing as of September 30 each year, which is the last day of our fiscal year.

        During the year ended September 30, 2009, we recorded a non-cash goodwill impairment charge of $37,519. The ongoing uncertainty in general and economic conditions may continue to impact retail and consumer demand, as well as the market price of our common stock, and could negatively impact our future operating performance, cash flow and/or stock price and could result in additional goodwill and/or intangible asset impairment charges being recorded in future periods which could materially impact our consolidated financial statements. The valuation of goodwill and intangible assets is subject to a high degree of judgment and complexity.

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

Results of Operations

        The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended December 31,
	2008	2009
Net sales	100.0%	100.0%
Cost of sales	45.9%	47.6%

Gross profit	54.1%	52.4%
Selling, general and administrative	39.8%	37.4%
Amortization of intangible assets	0.4%	0.7%

Income from operations	13.9%	14.3%
Interest and other (income) expense, net	1.3%	0.2%

Income before provision for income taxes	12.6%	14.1%
Provision for income taxes	4.7%	5.3%

Net income	7.9%	8.8%

EBITDA(1)	18.0%	18.3%

(1)
See "—EBITDA."

Comparison of the Three Months Ended December 31, 2009 to the Three Months Ended December 31, 2008

        Net Sales.    Net sales increased by $5.2 million, or 13.1%, to $44.8 million for the three months ended December 31, 2009 ("first quarter of fiscal 2010") from $39.6 million for the three months ended December 31, 2008 ("first quarter of fiscal 2009"). Net sales of branded nutritional supplements and other natural products increased by $5.4 million, or 15.3%, to $40.9 million for the first quarter of fiscal 2010 compared to $35.5 million for the first quarter of fiscal 2009. The increase in net sales of branded nutritional supplements and other natural products was primarily related to the net sales contributions of the two fiscal 2010 acquisitions and the fiscal 2009 acquisition, as well as an increase in sales volume of branded products to certain customers, both domestically and internationally. Net sales of branded products attributable to price changes were not material. Other net sales remained relatively flat at $3.9 million for the first quarter of fiscal 2010 compared to $4.1 million for the first quarter of fiscal 2009.

        Gross Profit.    Gross profit increased by $2.1 million, or 9.5%, to $23.5 million for the first quarter of fiscal 2010 from $21.4 million for the first quarter of fiscal 2009. This increase in gross profit was primarily attributable to the increase in net sales. As a percentage of net sales, gross profit decreased to 52.4% for the first quarter of fiscal 2010 from 54.1% for the first quarter of fiscal 2009. This decrease in gross profit percentage was primarily attributable to increased material costs, which were primarily due to vendor price increases and, to a lesser extent, changes in sales mix.

        Selling, General and Administrative.    Selling, general and administrative expenses increased by $0.9 million, or 6.2%, to $16.7 million for the first quarter of fiscal 2010 from $15.8 million for the first quarter of fiscal 2009. This increase in selling, general and administrative expenses was primarily attributable to operational and transition costs related to the fiscal 2009 and the fiscal 2010 acquisitions. As a percentage of net sales, selling, general and administrative expenses decreased to 37.4% for the first quarter of fiscal 2010 compared to 39.8% for the first quarter of fiscal 2009. This decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to the increase in net sales, which allowed us to better leverage our cost structure as well as year-over-year cost improvements in certain selling, general and administrative expense areas.

        Amortization of Intangible Assets.    Amortization of intangible assets was $0.3 million for the first quarter of fiscal 2010 and $0.2 million for the first quarter of fiscal 2009. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

        Interest and Other (Income) Expense, Net.    Net interest and other (income) expense was $0.1 million for the first quarter of fiscal 2010 and $0.5 million for the first quarter of fiscal 2009 and primarily consisted of interest expense on indebtedness under our revolving credit facility with the decrease being primarily related to a reduction in interest rates.

        Provision for Income Taxes.    Our effective tax rate was 37.6% for the first quarters of fiscal 2010 and fiscal 2009. In each period, our effective tax rate was higher than the federal statutory rate primarily due to state taxes.

EBITDA

        EBITDA (a non-GAAP measure) is defined in our debt covenants and performance measures as earnings before net interest and other (income) expense, taxes, depreciation and amortization. EBITDA has some inherent limitations in measuring operating performance due to the exclusion of certain financial elements such as depreciation and amortization and is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. Furthermore, EBITDA is not intended to be a substitute for cash flows from operating activities, as a measure of liquidity, or an alternative to net income in determining our operating performance in accordance with generally accepted accounting principles. Our use of an EBITDA-based metric should be considered within the following context:

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

        The following table sets forth a reconciliation of net income to EBITDA for each period included herein:

	Three Months Ended December 31,
	2008	2009
	(dollars in thousands)
Net income	$3,112	$3,944
Provision for income taxes	1,878	2,374
Interest and other (income) expense, net(1)	510	109
Depreciation and amortization	1,634	1,760

EBITDA	$7,134	$8,187

(1)
Includes amortization of deferred financing fees.

        Our EBITDA increased to $8.2 million for the first quarter of fiscal 2010 from $7.1 million for the first quarter of fiscal 2009. EBITDA as a percentage of net sales increased to 18.3% for the first quarter of fiscal 2010 from 18.0% for the first quarter of fiscal 2009.

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

Liquidity and Capital Resources

        We had working capital of $34.7 million as of December 31, 2009 compared to $32.4 million as of September 30, 2009. This increase in working capital was primarily the result of increases in accounts receivable and inventories and a decrease in accrued expenses partially offset by decreases in cash and prepaid expenses and other current assets and an increase in accounts payable.

        Net cash provided by operating activities for the three months ended December 31, 2009 was $6.0 million compared to $3.1 million for the comparable period in fiscal 2009. This increase in net cash provided by operating activities for the three months ended December 31, 2009 was primarily attributable to an increase in net income as well as changes in assets and liabilities, net of effects of acquisitions.

        Net cash used in investing activities was $16.9 million for the three months ended December 31, 2009 compared to $4.8 million for the comparable period in fiscal 2009. Our investing activities during these periods consisted of acquisitions of businesses and capital expenditures primarily related to building improvements related to facility consolidation efforts, distribution and manufacturing equipment and information systems. Also, on December 11, 2009, we purchased a facility for

$2.8 million in cash to expand our Rapid Response Center in Ogden, Utah. This facility is adjacent to our existing facilities and will provide us approximately 105,000 square feet of gross building space located on 5.4 acres.

        During the three months ended December 31, 2009, we acquired two businesses for $11.6 million in cash. On October 9, 2009, we acquired selected assets of Nutritional Specialties, Inc. for $8.6 million in cash and on December 18, 2009, we acquired selected assets of Organix-South, Inc. for $3.0 million in cash. We did not acquire any businesses during the three months ended December 31, 2008.

        Net cash provided by financing activities was $10.1 million for the three months ended December 31, 2009 compared to $1.6 million for the comparable period in fiscal 2009. During these periods, financing activities related to borrowings and repayments under our revolving credit facility, purchases of common stock for treasury and proceeds from the issuance of common stock related to stock option exercises and the direct stock purchase plan.

        In October 2007, we registered a direct stock purchase plan with the Securities and Exchange Commission. The purpose of this direct stock purchase plan is to provide a convenient way for existing stockholders, as well as new investors, to purchase shares of our common stock. A total of 1,500,000 shares of our common stock were registered under the plan with 28,212 shares purchased during the three months ended December 31, 2009. As of December 31, 2009, there were 1,435,764 shares of common stock available for purchase.

        Our current revolving credit facility has available credit borrowings of $60.0 million with no automatic reductions and provides an accordion feature that can increase the available credit borrowings to $90.0 million, subject to approval by the lenders and compliance with certain covenants and conditions.

        At December 31, 2009, we had outstanding revolving credit borrowings of $30.5 million. Borrowings under the revolving credit facility are collateralized by substantially all of our assets. At our election, borrowings under the revolving credit facility bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At December 31, 2009, the applicable weighted-average interest rate for outstanding borrowings was 1.02%. We are also required to pay a variable quarterly fee on the unused balance under the revolving credit facility. At December 31, 2009, the applicable rate was 0.18%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The revolving credit facility matures on September 7, 2011, and we are required to repay all principal and interest outstanding under the revolving credit facility on such date.

        The revolving credit facility contains restrictive covenants, including limitations on incurring certain other indebtedness and requirements that we maintain certain financial ratios. As of December 31, 2009, we were in compliance with the restrictive covenants. Upon the occurrence of a default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring us to repay all amounts outstanding under the revolving credit facility.

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

        Our significant non-cancelable contractual obligations as of December 31, 2009 were as follows:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(dollars in thousands)
Revolving credit facility	$30,500	$—	$30,500	$—	$—
Interest on revolving credit facility(a)	669	393	276	—	—
Operating leases	5,704	3,326	2,128	208	42

Total	$36,873	$3,719	$32,904	$208	$42

(a)
Represents estimated interest obligations associated with our outstanding revolving credit facility balance of $30.5 million at December 31, 2009, assuming no principal payments are made before maturity, a weighted-average interest rate of 1.02% and an underutilization fee rate of 0.18%.

New Accounting Standards

        In September 2006, the Financial Accounting Standards Board ("FASB") issued authoritative guidance which is included in Accounting Standards Codification ("ASC") 820, "Fair Value Measurements and Disclosures". This guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The guidance does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in prior accounting pronouncements. We adopted the provisions of this guidance as of October 1, 2008 for assets and liabilities measured at fair value on a recurring basis. On October 1, 2009, we adopted the provisions of this guidance for assets and liabilities measured at fair value on a non-recurring basis. The adoption of this guidance did not have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued authoritative guidance included in ASC 805, "Business Combinations", which addresses fair value accounting and the related disclosure for assets and liabilities acquired in a business combination and generally requires acquisition-related costs to be expensed as incurred. This guidance was effective for us as of October 1, 2009 and did not have a material impact on the two acquisitions completed in the first quarter of fiscal 2010 but may have an impact on future acquisitions depending on the nature of the acquisition.

        In December 2007, the FASB issued authoritative guidance included in ASC 810, "Consolidation", which changes the accounting and reporting for the noncontrolling interests in a subsidiary in consolidated financial statements. The guidance recharacterizes minority interests as noncontrolling interests and requires noncontrolling interests to be classified as a component of stockholders' equity. This guidance was effective for us as of October 1, 2009 and did not have a material impact on our consolidated financial statements.

        In April 2008, the FASB issued authoritative guidance included in ASC 350, "Intangibles—Goodwill and Other", which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance was effective for us as of October 1, 2009 and did not have a material impact on our consolidated financial statements.

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

Forward-Looking Statements

        This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business. These forward-looking statements can be identified by the use of terms such as "believe," "expects," "plan," "intend," "may," "will," "should," "can," or "anticipates," or the negative thereof, or variations thereon, or comparable terminology, or by discussions of strategy. These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results to be materially different from any future results expressed or implied by these statements. Important factors that may cause our results to differ from these forward-looking statements include, but are not limited to: (i) slow or negative growth in the nutritional supplement industry or the healthy foods channel, (ii) adverse publicity or negative consumer perception regarding nutritional supplements, (iii) unavailability of desirable acquisitions or inability to complete them, (iv) changes in or new government regulations or increased enforcement of the same, (v) litigation and claims, including product liability, intellectual property and other types, (vi) insurance coverage issues, (vii) increased competition, (viii) increased costs, including from increased energy prices, (ix) the loss of key personnel or the inability to manage our operations efficiently, (x) disruptions from acquisitions including the loss of customers, (xi) issues with obtaining raw materials of adequate quality or quantity, or increases in the cost, (xii) problems with information management systems, manufacturing efficiencies and operations, (xiii) changes in general worldwide economic or political conditions, (xiv) the volatility of the stock market generally and of our stock specifically, (xv) increases in the cost of borrowings or unavailability of additional debt or equity capital, or both, or fluctuations in foreign currencies, and (xvi) interruption of business or negative impact on sales and earnings due to acts of God, acts of war, terrorism, bio-terrorism, civil unrest and other factors outside of our control.

        We undertake no obligation to update or revise publicly any forward-looking statements to reflect new information, events or circumstances occurring after the date of this Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        At our election, borrowings under our revolving credit facility bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At December 31, 2009, the applicable weighted-average interest rate for borrowings was 1.02% and we had total borrowings outstanding of $30.5 million.

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

        We carry insurance coverage in the types and amounts that we consider reasonably adequate to cover the risks we face in the industry in which we compete. However, our current liability policy excludes claims related to certain ingredients, including products including kava.

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

Item 1A.    Risk Factors

        There have been no material changes in our risk factors from those disclosed in our 2009 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        We did not sell any unregistered equity securities during the period covered by this Form 10-Q for the Quarterly Period Ended December 31, 2009.

        Prior to fiscal 2009, our Board of Directors approved a share purchase program authorizing us to buy up to 2,500,000 shares of our common stock. During the year ended September 30, 2009, our Board of Directors approved the addition of 1,000,000 shares to our previously approved share purchase program. As of December 31, 2009, there are 1,017,831 shares available for purchase under this program. The shares available for purchase under this program have no expiration date. Purchases under this program during the three months ended December 31, 2009 occurred in October, November and December as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
10/1/09 to 10/31/09	58,063	$11.61	58,063
11/1/09 to 11/30/09	64,946	11.70	64,946
12/1/09 to 12/31/09	66,300	11.92	66,300

	189,309	$11.75	189,309	1,017,831

Item 6.    Exhibits

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEUTICAL INTERNATIONAL CORPORATION
(Registrant)
Date: January 28, 2010	By:	/s/ CORY J. MCQUEEN Cory J. McQueen Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)