Form 10-Q
period 2010-03-31
NUTRACEUTICAL INTERNATIONAL CORP
filed 2010-04-29
CIK 1050007

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the Quarterly Period Ended March 31, 2010

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

        At April 29, 2010, the registrant had 10,384,185 shares of common stock outstanding.

NUTRACEUTICAL INTERNATIONAL CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	September 30, 2009(1)	March 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$5,858	$6,609
Accounts receivable, net	11,539	13,436
Inventories, net	29,238	36,192
Prepaid expenses and other current assets	2,344	1,724
Deferred income taxes	1,603	1,612

Total current assets	50,582	59,573
Property, plant and equipment, net	55,584	61,455
Goodwill	1,177	4,738
Intangible assets, net	14,452	18,613
Other non-current assets, net	1,094	2,611
Deferred income taxes, net	11,071	10,048

Total assets	$133,960	$157,038

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$11,248	$15,117
Accrued expenses	6,890	6,981

Total current liabilities	18,138	22,098
Long-term debt	18,500	30,500
Other non-current liabilities	1,684	2,198

Total liabilities	38,322	54,796

Stockholders' equity
Common stock	106	104
Additional paid-in capital	26,458	24,094
Retained earnings	68,751	77,796
Accumulated other comprehensive income	323	248

Total stockholders' equity	95,638	102,242

Total liabilities and stockholders' equity	$133,960	$157,038

(1)
The condensed consolidated balance sheet as of September 30, 2009 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(dollars in thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2009	2010	2009	2010
Net sales	$41,957	$47,896	$81,586	$92,735
Cost of sales	19,517	22,553	37,714	43,918

Gross profit	22,440	25,343	43,872	48,817
Operating expenses
Selling, general and administrative	15,713	16,679	31,486	33,428
Amortization of intangible assets	158	314	317	612
Impairment of goodwill	37,519	—	37,519	—

Income (loss) from operations	(30,950)	8,350	(25,450)	14,777
Interest and other (income) expense, net	264	147	774	256

Income (loss) before provision (benefit) for income taxes	(31,214)	8,203	(26,224)	14,521
Provision (benefit) for income taxes	(7,855)	3,102	(5,977)	5,476

Net income (loss)	$(23,359)	$5,101	$(20,247)	$9,045
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	343	(77)	(433)	(75)

Comprehensive income (loss)	$(23,016)	$5,024	$(20,680)	$8,970

Net income (loss) per common share
Basic	$(2.15)	$0.49	$(1.86)	$0.87
Diluted	(2.15)	0.49	(1.86)	0.86
Weighted average common shares outstanding
Basic	10,870,769	10,385,927	10,859,876	10,437,342
Dilutive effect of stock options	—	92,759	—	87,265

Diluted	10,870,769	10,478,686	10,859,876	10,524,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Six months ended March 31,
	2009	2010
Cash flows from operating activities
Net income (loss)	$(20,247)	$9,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,276	3,527
Amortization of deferred financing fees	28	28
Impairment of goodwill	37,519	—
Losses on disposals of property and equipment	2	—
Deferred income taxes	(9,850)	1,014
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net	687	(566)
Inventories, net	2,883	(5,654)
Prepaid expenses and other current assets	831	713
Other non-current assets, net	(306)	(1,508)
Accounts payable	(1,950)	3,869
Accrued expenses	(1,382)	(9)
Other non-current liabilities	311	514

Net cash provided by operating activities	11,802	10,973

Cash flows from investing activities
Acquisitions of businesses, net of cash acquired	—	(11,608)
Purchases of property and equipment	(6,395)	(8,206)

Net cash used in investing activities	(6,395)	(19,814)

Cash flows from financing activities
Proceeds from long-term debt	3,000	17,500
Payments on long-term debt	(8,500)	(5,500)
Proceeds from issuances of common stock	266	421
Purchases of common stock for treasury	—	(2,830)
Tax benefit from stock option exercises	36	43

Net cash provided by (used in) financing activities	(5,198)	9,634

Effect of exchange rate changes on cash and cash equivalents	(153)	(42)

Net increase in cash and cash equivalents	56	751
Cash and cash equivalents at beginning of period	5,189	5,858

Cash and cash equivalents at end of period	$5,245	$6,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in thousands, except per share data)

1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments to present fairly the consolidated financial position of Nutraceutical International Corporation and its subsidiaries (the "Company") as of March 31, 2010, the results of their operations for the three and six months ended March 31, 2009 and 2010 and their cash flows for the six months ended March 31, 2009 and 2010, in conformity with accounting principles generally accepted in the United States of America for interim financial information applied on a consistent basis. Results for the three and six months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year.

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

2. ACCOUNTS RECEIVABLE, NET

        Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	September 30, 2009	March 31, 2010
Accounts receivable	$13,718	$15,668
Less allowances	(2,179)	(2,232)

	$11,539	$13,436

3. INVENTORIES, NET

        Inventories, net of reserves for slow moving, obsolete and/or damaged inventory, were comprised of the following:

	September 30, 2009	March 31, 2010
Raw materials	$12,608	$14,614
Work-in-process	4,847	6,107
Finished goods	13,705	17,545

	31,160	38,266
Less reserves	(1,922)	(2,074)

	$29,238	$36,192

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

4. GOODWILL AND INTANGIBLE ASSETS

        The change in the carrying amount of goodwill from September 30, 2009 to March 31, 2010 was as follows:

Goodwill
Balance as of September 30, 2009
Goodwill	$41,571
Accumulated impairment losses	(40,394)

1,177
Goodwill attributable to fiscal 2010 acquisitions	3,561

Balance as of March 31, 2010
Goodwill	45,132
Accumulated impairment losses	(40,394)

$4,738

        The carrying amounts of intangible assets at September 30, 2009 and March 31, 2010 were as follows:

	September 30, 2009			March 31, 2010
							Weighted- Average Amortization Period (Years)
	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount
Intangible assets subject to amortization:
Trademarks/trade names/patents	$516	$(411)	$105	$548	$(434)	$114	5
Customer relationships/distribution rights	4,251	(1,223)	3,028	6,402	(1,707)	4,695	6
Developed software and technology	772	(450)	322	772	(528)	244	5

	5,539	(2,084)	3,455	7,722	(2,669)	5,053
Intangible assets not subject to amortization:
Trademarks/trade names/licenses	10,997	—	10,997	13,560	—	13,560

	$16,536	$(2,084)	$14,452	$21,282	$(2,669)	$18,613

(1)
Amounts include the impact of foreign currency translation adjustments.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

4. GOODWILL AND INTANGIBLE ASSETS (Continued)

        Estimated future amortization expense related to the March 31, 2010 net carrying amount of $5,053 for intangible assets subject to amortization is as follows:

Year Ending September 30,	Estimated Amortization Expense
2010(1)	$624
2011	1,239
2012	1,072
2013	875
2014	638
Thereafter	605

$5,053

(1)
Estimated amortization expense for the year ending September 30, 2010 includes only amortization to be recorded after March 31, 2010.

        During the three months ended March 31, 2009, the Company recorded a non-cash goodwill impairment charge of $37,519 ($27,288 after tax, or $2.51 per diluted share for the three and six months ended March 31, 2009) related to the Company's branded and natural food markets reporting units. The ongoing uncertainty in general and economic conditions may continue to impact retail and consumer demand, as well as the market price of the Company's common stock, and could negatively impact the Company's future operating performance, cash flow and/or stock price and could result in additional goodwill and/or intangible asset impairment charges being recorded in future periods which could materially impact the Company's consolidated financial statements. The valuation of goodwill and intangible assets is subject to a high degree of judgment and complexity.

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

        This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The fair value of the Company's financial assets at March 31, 2010 was determined using the following level of input:

	Fair Value Measurements as of March 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents—money market fund	$1,312	1,312	—	—

        The fair value of the money market fund, classified as Level 1, was obtained from a quoted market price.

        Long-term debt was comprised of the following:

	September 30, 2009	March 31, 2010
Revolving Credit Facility	$18,500	$30,500

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

5. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The Company's debt is stated at book value which approximated its fair value at September 30, 2009 and March 31, 2010.

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

        At March 31, 2010, the Company had outstanding revolving credit borrowings of $30,500. Borrowings under the revolving credit facility are collateralized by substantially all assets of the Company. At the Company's election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At March 31, 2010, the applicable weighted-average interest rate for outstanding borrowings was 1.28%. The Company is also required to pay a variable quarterly fee on the unused balance under the revolving credit facility. At March 31, 2010, the applicable rate was 0.20%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The revolving credit facility matures on September 7, 2011, and the Company is required to repay all principal and interest outstanding under the revolving credit facility on such date.

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

6. SHARE REPURCHASES

        During the three months ended March 31, 2010, the Company purchased and retired 50,100 shares of common stock for an aggregate price of $605. During the six months ended March 31, 2010, the Company purchased and retired 239,409 shares of common stock for an aggregate price of $2,830. During the three and six months ended March 31, 2009, the Company did not purchase or retire any shares of common stock. As of March 31, 2010, the Company was permitted to purchase up to 967,731 additional shares under its approved purchase plan. The Company accounts for treasury shares using the cost method.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

7. STOCK OPTIONS

        The following table summarizes stock option activity during the six months ended March 31, 2010:

	Number of Options	Weighted-Average Exercise Price
Options outstanding and exercisable at September 30, 2009	457,917	$8.85
Exercised	(12,729)	4.33

Options outstanding and exercisable at March 31, 2010	445,188	$8.98

        Options to purchase 52,500 and 142,650 shares of common stock for the three and six months ended March 31, 2010, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of these stock options were greater than the average share price of the Company's common stock and, therefore, the effect would have been antidilutive. Options to purchase shares of common stock were excluded from the computation of diluted earnings per share for the three and six months ended March 31, 2009 because the Company recognized a net loss.

        During the six months ended March 31, 2010, the Company received proceeds of $55 related to the exercise of stock options. During this same period, the Company recorded a tax benefit of $43 and optionees realized an aggregate pre-tax gain of $112 from these stock option exercises. During the six months ended March 31, 2009, the Company received proceeds of $166 from the exercise of stock options, the Company recorded a tax benefit of $36 related to these option exercises and optionees realized an aggregate pre-tax gain of $93 from these stock option exercises.

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

        Net sales attributed to customers in the United States and foreign countries for the three and six months ended March 31, 2009 and 2010 were as follows:

	Three months ended March 31,		Six months ended March 31,
	2009	2010	2009	2010
United States	$37,971	$41,933	$73,253	$81,958
Foreign countries	3,986	5,963	8,333	10,777

	$41,957	$47,896	$81,586	$92,735

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

        The Company's net sales by product group for the three and six months ended March 31, 2009 and 2010 were as follows:

	Three months ended March 31,		Six months ended March 31,
	2009	2010	2009	2010
Branded nutritional supplements and other natural products	$37,906	$43,963	$73,411	$84,908
Other(1)	4,051	3,933	8,175	7,827

	$41,957	$47,896	$81,586	$92,735

(1)
Net sales for any other product or group of similar products are less than 10% of consolidated net sales.

9. SUBSEQUENT EVENTS

        On April 15, 2010, the Company acquired substantially all of the operating assets of Honey Gardens Apiaries, Inc. and Apitherapy, LLC for approximately $1,550 in cash. The primary assets acquired included accounts receivable, inventory, fixed assets, trademarks/tradenames, customer relationships and goodwill. As of the date of these financial statements, the Company is determining the fair value of the acquired assets and the related allocation of the purchase price.

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

        During the three months ended March 31, 2009, we recorded a non-cash goodwill impairment charge of $37.5 million ($27.3 million after tax, or $2.51 per diluted share for the three and six months ended March 31, 2009) related to our branded and natural food markets reporting units. The ongoing uncertainty in general and economic conditions may continue to impact retail and consumer demand, as well as the market price of our common stock, and could negatively impact our future operating performance, cash flow and/or stock price and could result in additional goodwill and/or intangible asset impairment charges being recorded in future periods which could materially impact our consolidated financial statements. The valuation of goodwill and intangible assets is subject to a high degree of judgment and complexity.

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

Results of Operations

        The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2010	2009	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	46.5%	47.1%	46.2%	47.4%

Gross profit	53.5%	52.9%	53.8%	52.6%
Selling, general and administrative	37.5%	34.8%	38.6%	36.0%
Amortization of intangible assets	0.4%	0.7%	0.4%	0.7%
Impairment of goodwill	89.4%	—%	46.0%	—%

Income (loss) from operations	(73.8)%	17.4%	(31.2)%	15.9%
Interest and other (income) expense, net	0.6%	0.3%	0.9%	0.2%

Income (loss) before provision (benefit) for income taxes	(74.4)%	17.1%	(32.1)%	15.7%
Provision (benefit) for income taxes	(18.7)%	6.5%	(7.3)%	5.9%

Net income (loss)	(55.7)%	10.6%	(24.8)%	9.8%

Adjusted EBITDA(1)	19.6%	21.1%	18.8%	19.7%

(1)
See "—Adjusted EBITDA."

Comparison of the Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009

        Net Sales.    Net sales increased by $5.9 million, or 14.2%, to $47.9 million for the three months ended March 31, 2010 ("second quarter of fiscal 2010") from $42.0 million for the three months ended March 31, 2009 ("second quarter of fiscal 2009"). Net sales of branded nutritional supplements and other natural products increased by $6.1 million, or 16.0%, to $44.0 million for the second quarter of fiscal 2010 compared to $37.9 million for the second quarter of fiscal 2009. The increase in net sales of branded nutritional supplements and other natural products was primarily related to the net sales contributions of the two fiscal 2010 acquisitions and the fiscal 2009 acquisition, as well as an increase in sales volume of branded products to certain customers. The impact on net sales of branded products attributable to price changes was not material. Other net sales remained relatively flat at $3.9 million for the second quarter of fiscal 2010 compared to $4.1 million for the second quarter of fiscal 2009.

        Gross Profit.    Gross profit increased by $2.9 million, or 12.9%, to $25.3 million for the second quarter of fiscal 2010 from $22.4 million for the second quarter of fiscal 2009. This increase in gross profit was primarily attributable to the increase in net sales. As a percentage of net sales, gross profit decreased to 52.9% for the second quarter of fiscal 2010 from 53.5% for the second quarter of fiscal 2009. This decrease in gross profit percentage was primarily attributable to increased material costs, which were primarily due to vendor price increases, and, to a lesser extent, changes in sales mix.

        Selling, General and Administrative.    Selling, general and administrative expenses increased by $1.0 million, or 6.1%, to $16.7 million for the second quarter of fiscal 2010 from $15.7 million for the second quarter of fiscal 2009. This increase in selling, general and administrative expenses was primarily attributable to operational and transition costs related to the fiscal 2009 and the fiscal 2010 acquisitions. As a percentage of net sales, selling, general and administrative expenses decreased to 34.8% for the second quarter of fiscal 2010 compared to 37.5% for the second quarter of fiscal 2009. This decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to the increase in net sales, which allowed us to better leverage our cost structure as well as year-over-year cost improvements in certain selling, general and administrative expense areas.

        Amortization of Intangible Assets.    Amortization of intangible assets was $0.3 million for the second quarter of fiscal 2010 and $0.2 million for the second quarter of fiscal 2009. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

        Impairment of Goodwill.    During the second quarter of fiscal 2009, we recorded a non-cash goodwill impairment charge of $37.5 million ($27.3 million after tax, or $2.51 per diluted share) related to our branded and natural food markets reporting units.

        Interest and Other (Income) Expense, Net.    Net interest and other (income) expense was $0.1 million for the second quarter of fiscal 2010 and $0.3 million for the second quarter of fiscal 2009 and primarily consisted of interest expense on indebtedness under our revolving credit facility with the decrease being primarily related to a reduction in interest rates.

        Provision (Benefit) for Income Taxes.    Our effective tax rate was 37.8% for the second quarter of fiscal 2010 and (25.2%) for the second quarter of fiscal 2009. During the second quarter of fiscal 2009, we recorded a non-cash goodwill impairment charge of $37.5 million of which $11.0 million related to non-tax-deductible goodwill and reduced our effective tax rate from 37.7% to (25.2%).

Comparison of the Six Months Ended March 31, 2010 to the Six Months Ended March 31, 2009

        Net Sales.    Net sales increased by $11.1 million, or 13.7%, to $92.7 million for the six months ended March 31, 2010 from $81.6 million for the six months ended March 31, 2009. Net sales of branded nutritional supplements and other natural products increased by $11.5 million, or 15.7%, to $84.9 million for the six months ended March 31, 2010 compared to $73.4 million for the six months ended March 31, 2009. The increase in net sales of branded nutritional supplements and other natural products was primarily related to the net sales contributions of the two fiscal 2010 acquisitions and the fiscal 2009 acquisition, as well as an increase in sales volume of branded products to certain customers. The impact on net sales of branded products attributable to price changes was not material. Other net sales were $7.8 million for the six months ended March 31, 2010 compared to $8.2 million for the six months ended March 31, 2009.

        Gross Profit.    Gross profit increased by $4.9 million, or 11.3%, to $48.8 million for the six months ended March 31, 2010 from $43.9 million for the six months ended March 31, 2009. This increase in gross profit was primarily attributable to the increase in net sales. As a percentage of net sales, gross profit decreased to 52.6% for the six months ended March 31, 2010 from 53.8% for the six months ended March 31, 2009. This decrease in gross profit percentage was primarily attributable to increased material costs, which were primarily due to vendor price increases, and, to a lesser extent, changes in sales mix.

        Selling, General and Administrative.    Selling, general and administrative expenses increased by $1.9 million, or 6.2%, to $33.4 million for the six months ended March 31, 2010 from $31.5 million for the six months ended March 31, 2009. This increase in selling, general and administrative expenses was primarily attributable to operational and transition costs related to the fiscal 2009 and the fiscal 2010 acquisitions. As a percentage of net sales, selling, general and administrative expenses decreased to 36.0% for the six months ended March 31, 2010 compared to 38.6% for the six months ended March 31, 2009. This decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to the increase in net sales, which allowed us to better leverage our cost structure as well as year-over-year cost improvements in certain selling, general and administrative expense areas.

        Amortization of Intangibles.    Amortization of intangibles was $0.6 million for the six months ended March 31, 2010 and $0.3 million for the six months ended March 31, 2009. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

        Impairment of Goodwill.    During the six months ended March 31, 2009, we recorded a $37.5 million ($27.3 million after tax, or $2.51 per diluted share) non-cash goodwill impairment charge related to our branded and natural food markets reporting units.

        Interest and Other (Income) Expense, Net.    Net interest and other (income) expense was $0.3 million for the six months ended March 31, 2010 and $0.8 million for the six months ended March 31, 2009 and primarily consisted of interest expense on indebtedness under our revolving credit facility with the decrease being primarily related to a reduction in interest rates.

        Provision (Benefit) for Income Taxes.    Our effective tax rate was 37.7% for the six months ended March 31, 2010 and (22.8%) for the six months ended March 31, 2009. During the six months ended March 31, 2009, we recorded a non-cash goodwill impairment charge of $37.5 million of which $11.0 million related to non-tax-deductible goodwill and reduced our effective tax rate from 37.7% to (22.8%).

Adjusted EBITDA

        Adjusted EBITDA (a non-GAAP measure) is defined in our debt covenants and performance measures as earnings before net interest and other (income) expense, taxes, depreciation, amortization and goodwill and intangible asset impairment. Adjusted EBITDA has some inherent limitations in measuring operating performance due to the exclusion of certain financial elements such as depreciation and amortization and is not necessarily comparable to other similarly-titled captions of other companies due to potential inconsistencies in the method of calculation. Furthermore, Adjusted EBITDA is not intended to be a substitute for cash flows from operating activities, as a measure of liquidity, or an alternative to net income in determining our operating performance in accordance with generally accepted accounting principles. Our use of an EBITDA-based metric should be considered within the following context:

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

        The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA for each period included herein:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2010	2009	2010
	(dollars in thousands)
Net income (loss)	$(23,359)	$5,101	$(20,247)	$9,045
Provision (benefit) for income taxes	(7,855)	3,102	(5,977)	5,476
Interest and other (income) expense, net(1)	264	147	774	256
Depreciation and amortization	1,642	1,767	3,276	3,527
Impairment of goodwill(2)	37,519	—	37,519	—

Adjusted EBITDA	$8,211	$10,117	$15,345	$18,304

(1)
Includes amortization of deferred financing fees.

(2)
For the three months and six months ended March 31, 2009, a non-cash goodwill impairment charge of $37.5 million was recorded related to our branded and natural food markets reporting units.

        Our Adjusted EBITDA increased to $10.1 million for the second quarter of fiscal 2010 from $8.2 million for the second quarter of fiscal 2009. Adjusted EBITDA as a percentage of net sales increased to 21.1% for the second quarter of fiscal 2010 from 19.6% for the second quarter of fiscal 2009.

        Our Adjusted EBITDA increased to $18.3 million for the six months ended March 31, 2010 from $15.3 million for the six months ended March 31, 2009. Adjusted EBITDA as a percentage of net sales increased to 19.7% for the six months ended March 31, 2010 from 18.8% for the six months ended March 31, 2009.

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

Liquidity and Capital Resources

        We had working capital of $37.5 million as of March 31, 2010 compared to $32.4 million as of September 30, 2009. This increase in working capital was primarily the result of increases in cash, accounts receivable and inventories partially offset by a decrease in prepaid expenses and other current assets and an increase in accounts payable.

        Net cash provided by operating activities for the six months ended March 31, 2010 was $11.0 million compared to $11.8 million for the comparable period in fiscal 2009. This decrease in net cash provided by operating activities for the six months ended March 31, 2010 was primarily attributable to changes in assets and liabilities, net of effects of acquisitions.

        Net cash used in investing activities was $19.8 million for the six months ended March 31, 2010 compared to $6.4 million for the comparable period in fiscal 2009. Our investing activities during these periods consisted of acquisitions of businesses and capital expenditures primarily related to building improvements related to facility consolidation efforts, distribution and manufacturing equipment and information systems. Also, on December 11, 2009, we purchased a facility for $2.8 million in cash to expand our Rapid Response Center in Ogden, Utah. This facility is adjacent to our existing facilities and will provide us approximately 105,000 square feet of additional gross building space located on 5.4 acres.

        During the six months ended March 31, 2010, we acquired two businesses for $11.6 million in cash. On October 9, 2009, we acquired selected assets of Nutritional Specialties, Inc. for $8.6 million in cash and on December 18, 2009, we acquired selected assets of Organix-South, Inc. for $3.0 million in cash. We did not acquire any businesses during the six months ended March 31, 2009.

        Net cash provided by financing activities was $9.6 million for the six months ended March 31, 2010 compared to net cash used in financing activities of $5.2 million for the comparable period in fiscal 2009. During these periods, financing activities primarily related to borrowings and repayments under our revolving credit facility, purchases of common stock for treasury and proceeds from the issuance of common stock related to stock option exercises and the direct stock purchase plan.

        In October 2007, we registered a direct stock purchase plan with the Securities and Exchange Commission. The purpose of this direct stock purchase plan is to provide a convenient way for existing stockholders, as well as new investors, to purchase shares of our common stock. A total of 1,500,000 shares of our common stock were registered under the plan with 29,681 shares purchased during the six months ended March 31, 2010. As of March 31, 2010, there were 1,434,295 shares of common stock available for purchase.

        Our current revolving credit facility has available credit borrowings of $60.0 million with no automatic reductions and provides an accordion feature that can increase the available credit borrowings to $90.0 million, subject to approval by the lenders and compliance with certain covenants and conditions.

        At March 31, 2010, we had outstanding revolving credit borrowings of $30.5 million. Borrowings under the revolving credit facility are collateralized by substantially all of our assets. At our election, borrowings under the revolving credit facility bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At March 31, 2010, the applicable weighted-average interest rate for outstanding borrowings was 1.28%. We are also required to pay a variable quarterly fee on the unused balance under the revolving credit facility. At March 31, 2010, the applicable rate was 0.20%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The revolving credit facility matures on September 7, 2011, and we are required to repay all principal and interest outstanding under the revolving credit facility on such date.

        The revolving credit facility contains restrictive covenants, including limitations on incurring certain other indebtedness and requirements that we maintain certain financial ratios. As of March 31, 2010, we were in compliance with the restrictive covenants. Upon the occurrence of a default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring us to repay all amounts outstanding under the revolving credit facility.

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

        Our significant non-cancelable contractual obligations as of March 31, 2010 were as follows:

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(dollars in thousands)
Revolving credit facility	$30,500	$—	$30,500	$—	$—
Interest on revolving credit facility(a)	695	478	217	—	—
Operating leases	5,085	3,203	1,659	185	38

Total	$36,280	$3,681	$32,376	$185	$38

(a)
Represents estimated interest obligations associated with our outstanding revolving credit facility balance of $30.5 million at March 31, 2010, assuming no principal payments are made before maturity, a weighted-average interest rate of 1.28% and an underutilization fee rate of 0.20%.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        At our election, borrowings under our revolving credit facility bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At March 31, 2010, the applicable weighted-average interest rate for borrowings was 1.28% and we had total borrowings outstanding of $30.5 million.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        We did not sell any unregistered equity securities during the period covered by this Form 10-Q for the Quarterly Period Ended March 31, 2010.

        Prior to fiscal 2009, our Board of Directors approved a share purchase program authorizing us to buy up to 2,500,000 shares of our common stock. During the year ended September 30, 2009, our Board of Directors approved the addition of 1,000,000 shares to our previously approved share purchase program. As of March 31, 2010, there are 967,731 shares available for purchase under this program. The shares available for purchase under this program have no expiration date. Purchases under this program during the three months ended March 31, 2010 occurred in January as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
1/1/10 to 1/31/10	50,100	$12.08	50,100	967,731

Item 4.    Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Stockholders of the Company was held on February 18, 2010, at which meeting the stockholders voted to elect two individuals to serve as Class III Directors and to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for the fiscal year ending September 30, 2010.

        The nominees for election as Class III Directors of the Company are listed below. The results were as follows:

Nominee	For	Against/ Withheld	Abstain
Frank W. Gay II	7,928,194	96,248	2,396,910
Gregory M. Benson	7,944,738	79,704	2,396,910

        The names of other Directors of the Company whose term of office continued after the meeting are as follows:

  Michael D. Burke
  J. Kimo Esplin
  Jeffrey A. Hinrichs
  James D. Stice

        Other matters voted upon at the meeting and the results of those votes were as follows:

	For	Against/ Withheld	Abstain
Ratification of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm	8,924,872	460,416	1,036,064

Item 6.    Exhibits

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEUTICAL INTERNATIONAL CORPORATION (Registrant)
Date: April 29, 2010	By:	/s/ CORY J. MCQUEEN Cory J. McQueen Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)