Form 10-Q
period 2010-06-30
NUTRACEUTICAL INTERNATIONAL CORP
filed 2010-07-29
CIK 1050007

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the Quarterly Period Ended June 30, 2010

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

        At July 29, 2010, the registrant had 10,404,929 shares of common stock outstanding.

NUTRACEUTICAL INTERNATIONAL CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	September 30, 2009(1)	June 30, 2010
ASSETS
Current assets
Cash and cash equivalents	$5,858	$4,540
Accounts receivable, net	11,539	11,428
Inventories, net	29,238	38,818
Prepaid expenses and other current assets	2,344	2,244
Deferred income taxes	1,603	1,535

Total current assets	50,582	58,565
Property, plant and equipment, net	55,584	61,933
Goodwill	1,177	5,041
Intangible assets, net	14,452	18,857
Other non-current assets, net	1,094	2,289
Deferred income taxes, net	11,071	9,512

Total assets	$133,960	$156,197

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$11,248	$12,195
Accrued expenses	6,890	6,680

Total current liabilities	18,138	18,875
Long-term debt	18,500	29,500
Other non-current liabilities	1,684	1,873

Total liabilities	38,322	50,248

Stockholders' equity
Common stock	106	104
Additional paid-in capital	26,458	24,228
Retained earnings	68,751	81,590
Accumulated other comprehensive income	323	27

Total stockholders' equity	95,638	105,949

Total liabilities and stockholders' equity	$133,960	$156,197

(1)
The condensed consolidated balance sheet as of September 30, 2009 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(dollars in thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2009	2010	2009	2010
Net sales	$39,406	$44,506	$120,992	$137,241
Cost of sales	19,250	21,523	56,964	65,441

Gross profit	20,156	22,983	64,028	71,800
Operating expenses
Selling, general and administrative	15,099	16,381	46,585	49,809
Amortization of intangible assets	163	329	480	941
Impairment of goodwill	—	—	37,519	—

Income (loss) from operations	4,894	6,273	(20,556)	21,050
Interest and other (income) expense, net	177	147	951	403

Income (loss) before provision (benefit) for income taxes	4,717	6,126	(21,507)	20,647
Provision (benefit) for income taxes	1,698	2,332	(4,279)	7,808

Net income (loss)	$3,019	$3,794	$(17,228)	$12,839
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	147	(221)	(286)	(296)

Comprehensive income (loss)	$3,166	$3,573	$(17,514)	$12,543

Net income (loss) per common share
Basic	$0.28	$0.37	$(1.58)	$1.23
Diluted	0.27	0.36	(1.58)	1.22
Weighted average common shares outstanding
Basic	10,903,394	10,386,829	10,874,382	10,420,505
Dilutive effect of stock options	78,780	106,176	—	93,568

Diluted	10,982,174	10,493,005	10,874,382	10,514,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Nine months ended June 30,
	2009	2010
Cash flows from operating activities
Net income (loss)	$(17,228)	$12,839
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,959	5,440
Amortization of deferred financing fees	42	42
Impairment of goodwill	37,519	—
Losses on disposals of property and equipment	3	—
Deferred income taxes	(9,513)	1,627
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net	1,571	1,520
Inventories, net	3,870	(8,001)
Prepaid expenses and other current assets	972	202
Other non-current assets, net	(419)	(1,023)
Accounts payable	(3,157)	947
Accrued expenses	(1,835)	(459)
Other non-current liabilities	464	189

Net cash provided by operating activities	17,248	13,323

Cash flows from investing activities
Acquisitions of businesses, net of cash acquired	—	(13,145)
Purchases of property and equipment	(7,358)	(10,150)

Net cash used in investing activities	(7,358)	(23,295)

Cash flows from financing activities
Proceeds from long-term debt	3,000	18,500
Payments on long-term debt	(12,500)	(7,500)
Proceeds from issuances of common stock	405	511
Purchases of common stock for treasury	—	(2,830)
Tax benefit from stock option exercises	81	87

Net cash provided by (used in) financing activities	(9,014)	8,768

Effect of exchange rate changes on cash and cash equivalents	(108)	(114)

Net increase (decrease) in cash and cash equivalents	768	(1,318)
Cash and cash equivalents at beginning of period	5,189	5,858

Cash and cash equivalents at end of period	$5,957	$4,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in thousands, except per share data)

1. BASIS OF PRESENTATION

        Nutraceutical International Corporation and its subsidiaries (the "Company") is an integrated manufacturer, marketer, distributor and retailer of branded nutritional supplements and other natural products sold primarily to and through domestic health and natural food stores. Internationally, the Company markets and distributes branded nutritional supplements and other natural products to and through health and natural product distributors and retailers. The Company's core business strategy is to acquire, integrate and operate businesses in the natural products industry that manufacture, market and distribute branded nutritional supplements. The Company believes that the consolidation and integration of these acquired businesses provides ongoing financial synergies through increased scale and market penetration, as well as strengthened customer relationships.

        The Company manufactures and sells nutritional supplements and other natural products under numerous brands including Solaray®, KAL®, Nature's Life®, LifeTime®, Natural Balance®, bioAllers®, Herbs for Kids™, NaturalCare®, Health from the Sun®, Life-flo®, Organix South®, Pioneer® and Monarch Nutraceuticals™.

        The Company owns neighborhood natural food markets, which operate under the trade names The Real Food Company™, Thom's Natural Foods™ and Cornucopia Community Market™. The Company also own health food stores, which operate under the trade names Fresh Vitamins™ and Granola's™.

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments to present fairly the consolidated financial position of the Company as of June 30, 2010, the results of their operations for the three and nine months ended June 30, 2009 and 2010 and their cash flows for the nine months ended June 30, 2009 and 2010, in conformity with accounting principles generally accepted in the United States of America for interim financial information applied on a consistent basis. Results for the three and nine months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Use of Estimates

        The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Significant estimates included values and lives assigned to acquired intangible assets, reserves for customer returns and allowances, uncollectible accounts receivable, slow moving, obsolete and/or damaged inventory and valuation and recoverability of long-lived assets. Actual results may differ from these estimates.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

1. BASIS OF PRESENTATION (Continued)

New Accounting Standards

        In September 2006, the Financial Accounting Standards Board ("FASB") issued authoritative guidance which is included in Accounting Standards Codification ("ASC") 820, "Fair Value Measurements and Disclosures." This guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The guidance does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in prior accounting pronouncements. The Company adopted the provisions of this guidance as of October 1, 2008 for assets and liabilities measured at fair value on a recurring basis. On October 1, 2009, the Company adopted the provisions of this guidance for assets and liabilities measured at fair value on a non-recurring basis. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

        In December 2007, the FASB issued authoritative guidance included in ASC 805, "Business Combinations," which addresses fair value accounting and the related disclosure for assets and liabilities acquired in a business combination and generally requires acquisition-related costs to be expensed as incurred. This guidance was effective for the Company as of October 1, 2009 and did not have a material impact on the three acquisitions completed in the first and third quarters of fiscal 2010 but may have a material impact on future acquisitions depending on the nature of the acquisition.

        In December 2007, the FASB issued authoritative guidance included in ASC 810, "Consolidation," which changes the accounting and reporting for the noncontrolling interests in a subsidiary in consolidated financial statements. The guidance recharacterizes minority interests as noncontrolling interests and requires noncontrolling interests to be classified as a component of stockholders' equity. This guidance was effective for the Company as of October 1, 2009 and did not have a material impact on the Company's consolidated financial statements.

        In April 2008, the FASB issued authoritative guidance included in ASC 350, "Intangibles—Goodwill and Other," which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This guidance was effective for the Company as of October 1, 2009 and did not have a material impact on the Company's consolidated financial statements.

        The Company periodically reviews new accounting standards that are issued from time to time. Although some of these accounting standards may be applicable to the Company, the Company has not identified any other new standards that the Company believes merit further discussion, and the Company expects that none would have a significant impact on the Company's consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

2. ACCOUNTS RECEIVABLE, NET

        Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	September 30, 2009	June 30, 2010
Accounts receivable	$13,718	$13,666
Less allowances	(2,179)	(2,238)

	$11,539	$11,428

3. INVENTORIES, NET

        Inventories, net of reserves for slow moving, obsolete and/or damaged inventory, were comprised of the following:

	September 30, 2009	June 30, 2010
Raw materials	$12,608	$15,363
Work-in-process	4,847	6,875
Finished goods	13,705	18,417

	31,160	40,655
Less reserves	(1,922)	(1,837)

	$29,238	$38,818

4. ACQUISITIONS

        During the nine months ended June 30, 2010, the Company made three acquisitions. On October 9, 2009, the Company acquired from Nutritional Specialties, Inc. and its parent corporation, Baywood International, Inc., substantially all of the assets of the LifeTime Products nutritional supplement business. On December 18, 2009, the Company acquired substantially all of the assets of Organix-South, Inc. On April 15, 2010, the Company acquired substantially all of the operating assets of Honey Gardens Apiaries, Inc. and Apitherapy, LLC.

        The aggregate purchase price of these acquisitions was $13,145 in cash. The Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows presented herein include the activities of these acquired businesses from their respective dates of acquisition. The expected long-term sales and expense synergies of acquired businesses generally are not realized immediately following acquisition as certain transition and integration matters must be completed.

        These acquisitions are in keeping with the Company's business strategy of consolidating the fragmented industry in which it competes and were accounted for using the acquisition method of accounting. Accordingly, the aggregate purchase price was assigned to the assets acquired and liabilities assumed based on their fair market values at their respective dates of acquisition. The excess of

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

4. ACQUISITIONS (Continued)

aggregate purchase price over the fair market values of the assets acquired and liabilities assumed was classified as goodwill. The following reflects the final allocation of the aggregate purchase price for these acquisitions to the aggregate assets acquired and liabilities assumed:

Current assets	$3,090
Property, plant & equipment	698
Goodwill	3,914
Intangible assets	5,510
Current liabilities	(67)

$13,145

        The acquired intangible assets include trademarks and tradenames totaling $2,580 that have indefinite lives and are not subject to amortization, as well as trademarks and tradenames totaling $130 and customer relationships totaling $2,800, which are being amortized for financial statement purposes over four to six years. The acquired intangible assets of $5,510, as well as goodwill of $3,914, which is not subject to amortization for financial statement purposes, are expected to be deductible for tax purposes over 15 years.

5. GOODWILL AND INTANGIBLE ASSETS

        The change in the carrying amount of goodwill from September 30, 2009 to June 30, 2010 was as follows:

Goodwill
Balance as of September 30, 2009
Goodwill	$41,571
Accumulated impairment losses	(40,394)

1,177
Goodwill attributable to fiscal 2010 acquisitions	3,914
Purchase accounting adjustment related to prior acquisition	(50)

Balance as of June 30, 2010
Goodwill	45,435
Accumulated impairment losses	(40,394)

$5,041

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

5. GOODWILL AND INTANGIBLE ASSETS (Continued)

        The carrying amounts of intangible assets at September 30, 2009 and June 30, 2010 were as follows:

	September 30, 2009			June 30, 2010
							Weighted- Average Amortization Period (Years)
	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount
Intangible assets subject to amortization:
Trademarks/trade names/patents	$516	$(411)	$105	$671	$(450)	$221	6
Customer relationships/distribution rights	4,251	(1,223)	3,028	6,815	(1,892)	4,923	6
Developed software and technology	772	(450)	322	772	(566)	206	5

	5,539	(2,084)	3,455	8,258	(2,908)	5,350
Intangible assets not subject to amortization:
Trademarks/trade names/licenses	10,997	—	10,997	13,507	—	13,507

	$16,536	$(2,084)	$14,452	$21,765	$(2,908)	$18,857

(1)
Amounts include the impact of foreign currency translation adjustments.

        Estimated future amortization expense related to the June 30, 2010 net carrying amount of $5,350 for intangible assets subject to amortization is as follows:

Year Ending September 30,	Estimated Amortization Expense
2010(1)	$334
2011	1,329
2012	1,162
2013	977
2014	757
Thereafter	791

$5,350

(1)
Estimated amortization expense for the year ending September 30, 2010 includes only amortization to be recorded after June 30, 2010.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

5. GOODWILL AND INTANGIBLE ASSETS (Continued)

        During the second quarter of fiscal 2009, the Company recorded a non-cash goodwill impairment charge of $37,519 ($27,288 after tax, or $2.51 per diluted share for the nine months ended June 30, 2009) related to the Company's branded and natural food markets reporting units. The ongoing uncertainty in general and economic conditions may continue to impact retail and consumer demand, as well as the market price of the Company's common stock, and could negatively impact the Company's future operating performance, cash flow and/or stock price and could result in additional goodwill and/or intangible asset impairment charges being recorded in future periods which could materially impact the Company's consolidated financial statements. The valuation of goodwill and intangible assets is subject to a high degree of judgment and complexity.

6. LONG-TERM DEBT

        Long-term debt was comprised of the following:

	September 30, 2009	June 30, 2010
Revolving Credit Facility	$18,500	$29,500

        The Company's debt is stated at book value which approximated its fair value at September 30, 2009 and June 30, 2010.

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

        At June 30, 2010, the Company had outstanding revolving credit borrowings of $29,500. Borrowings under the revolving credit facility are collateralized by substantially all assets of the Company. At the Company's election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At June 30, 2010, the applicable weighted-average interest rate for outstanding borrowings was 1.18%. The Company is also required to pay a variable quarterly fee on the unused balance under the revolving credit facility. At June 30, 2010, the applicable rate was 0.18%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The revolving credit facility matures on September 7, 2011, and the Company is required to repay all principal and interest outstanding under the revolving credit facility on such date.

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

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

7. SHARE REPURCHASES

        During the three months ended June 30, 2010, the Company did not purchase or retire any shares of common stock. During the nine months ended June 30, 2010, the Company purchased and retired 239,409 shares of common stock for an aggregate price of $2,830. During the three and nine months ended June 30, 2009, the Company did not purchase or retire any shares of common stock. As of June 30, 2010, the Company was permitted to purchase up to 967,731 additional shares under its approved purchase plan. The Company accounts for treasury shares using the cost method.

8. STOCK OPTIONS

        The following table summarizes stock option activity during the nine months ended June 30, 2010:

	Number of Options	Weighted-Average Exercise Price
Options outstanding and exercisable at September 30, 2009	457,917	$8.85
Exercised	(26,229)	4.84

Options outstanding and exercisable at June 30, 2010	431,688	$9.10

        Options to purchase 275,300 shares of common stock for three months ended June 30, 2009 and options to purchase 95,100 shares of common stock for the nine months ended June 30, 2010 were excluded from the computation of diluted earnings per share because the exercise prices of these stock options were greater than the average share price of the Company's common stock and, therefore, the effect would have been antidilutive. All outstanding options to purchase shares of common stock were excluded from the computation of diluted earnings per share for the nine months ended June 30, 2009 because the Company recognized a net loss.

        During the nine months ended June 30, 2010, the Company received proceeds of $127 related to the exercise of stock options. During this same period, the Company recorded a tax benefit of $87 and optionees realized an aggregate pre-tax gain of $226 from these stock option exercises. During the nine months ended June 30, 2009, the Company received proceeds of $256 from the exercise of stock options, the Company recorded a tax benefit of $81 related to these option exercises and optionees realized an aggregate pre-tax gain of $210 from these stock option exercises.

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

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

9. SEGMENTS (Continued)

        Net sales attributed to customers in the United States and foreign countries for the three and nine months ended June 30, 2009 and 2010 were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2009	2010	2009	2010
United States	$35,346	$39,715	$108,599	$121,673
Foreign countries	4,060	4,791	12,393	15,568

	$39,406	$44,506	$120,992	$137,241

        Certain net sales attributed to customers in the United States are sold to customers who in turn may sell such products to customers in foreign countries while certain net sales attributed to customers in foreign countries are sold to customers who in turn may sell such products to customers in the United States.

        The Company's net sales by product group for the three and nine months ended June 30, 2009 and 2010 were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2009	2010	2009	2010
Branded nutritional supplements and other natural products	$35,420	$40,580	$108,831	$125,488
Other(1)	3,986	3,926	12,161	11,753

	$39,406	$44,506	$120,992	$137,241

(1)
Net sales for any other product or group of similar products are less than 10% of consolidated net sales.

10. SUBSEQUENT EVENTS

        On July 16, 2010, the Company acquired substantially all of the operating assets of Nutritech Corporation for approximately $1,750 in cash. The primary assets acquired included accounts receivable, inventory, trademarks/tradenames, customer relationships and goodwill. As of the date of these financial statements, the Company is determining the fair value of the acquired assets and the related allocation of the purchase price but deemed it was impracticable to disclose this allocation due to the short time frame between the acquisition date and this filing.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        The following discussion and analysis should be read in conjunction with the other sections of this report on Form 10-Q, including Part I, Item 1.

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

        We manufacture and sell nutritional supplements and other natural products under numerous brands including Solaray®, KAL®, Nature's Life®, LifeTime®, Natural Balance®, bioAllers®, Herbs for Kids™, NaturalCare®, Health from the Sun®, Life-flo®, Organix South®, Pioneer® and Monarch Nutraceuticals™.

        We own neighborhood natural food markets, which operate under the trade names The Real Food Company™, Thom's Natural Foods™ and Cornucopia Community Market™. We also own health food stores, which operate under the trade names Fresh Vitamins™ and Granola's™.

        We were formed in 1993 to effect a consolidation strategy in the fragmented vitamin, mineral, herbal and other nutritional supplements industry (the "VMS Industry"). Since our formation, we have completed twenty-nine acquisitions of assets or stock. As a result of acquisitions, internal growth and cost management, we believe that we are well positioned to continue to capitalize on acquisition opportunities that arise in the VMS Industry.

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

        During the second quarter of fiscal 2009, we recorded a non-cash goodwill impairment charge of $37.5 million ($27.3 million after tax, or $2.51 per diluted share for the nine months ended June 30, 2009) related to our branded and natural food markets reporting units. The ongoing uncertainty in general and economic conditions may continue to impact retail and consumer demand, as well as the market price of our common stock, and could negatively impact our future operating performance, cash flow and/or stock price and could result in additional goodwill and/or intangible asset impairment charges being recorded in future periods which could materially impact our consolidated financial statements. The valuation of goodwill and intangible assets is subject to a high degree of judgment and complexity.

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

New Accounting Standards

        See Note 1 to the Condensed Consolidated Financial Statements for information regarding new accounting standards.

Results of Operations

        The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2010	2009	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	48.9%	48.4%	47.1%	47.7%

Gross profit	51.1%	51.6%	52.9%	52.3%
Selling, general and administrative	38.3%	36.8%	38.5%	36.3%
Amortization of intangible assets	0.4%	0.7%	0.4%	0.7%
Impairment of goodwill	0.0%	0.0%	31.0%	0.0%

Income (loss) from operations	12.4%	14.1%	(17.0)%	15.3%
Interest and other (income) expense, net	0.4%	0.4%	0.8%	0.2%

Income (loss) before provision (benefit) for income taxes	12.0%	13.7%	(17.8)%	15.1%
Provision (benefit) for income taxes	4.3%	5.2%	(3.6)%	5.7%

Net income (loss)	7.7%	8.5%	(14.2)%	9.4%

Adjusted EBITDA(1)	16.7%	18.4%	18.1%	19.3%

(1)
See "—Adjusted EBITDA."

Comparison of the Three Months Ended June 30, 2010 to the Three Months Ended June 30, 2009

        Net Sales.    Net sales increased by $5.1 million, or 12.9%, to $44.5 million for the three months ended June 30, 2010 ("third quarter of fiscal 2010") from $39.4 million for the three months ended June 30, 2009 ("third quarter of fiscal 2009"). Net sales of branded nutritional supplements and other natural products increased by $5.2 million, or 14.6%, to $40.6 million for the third quarter of fiscal 2010 compared to $35.4 million for the third quarter of fiscal 2009. The increase in net sales of branded nutritional supplements and other natural products was primarily related to the net sales contributions of the three fiscal 2010 acquisitions and the fiscal 2009 acquisition. The impact on net sales of branded products attributable to price changes was not material. Other net sales remained relatively flat at $3.9 million for the third quarter of fiscal 2010 compared to $4.0 million for the third quarter of fiscal 2009.

        Gross Profit.    Gross profit increased by $2.8 million, or 14.0%, to $23.0 million for the third quarter of fiscal 2010 from $20.2 million for the third quarter of fiscal 2009. This increase in gross profit was primarily attributable to the increase in net sales. As a percentage of net sales, gross profit increased to 51.6% for the third quarter of fiscal 2010 from 51.1% for the third quarter of fiscal 2009. This increase in gross profit percentage was primarily attributable to the increase in net sales which allowed us to better leverage our manufacturing overhead costs, partially offset by changes in sales mix.

        Selling, General and Administrative.    Selling, general and administrative expenses increased by $1.3 million, or 8.5%, to $16.4 million for the third quarter of fiscal 2010 from $15.1 million for the third quarter of fiscal 2009. This increase in selling, general and administrative expenses was primarily attributable to operational and transition costs related to the fiscal 2009 and the fiscal 2010 acquisitions. As a percentage of net sales, selling, general and administrative expenses decreased to 36.8% for the third quarter of fiscal 2010 compared to 38.3% for the third quarter of fiscal 2009. This decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to the increase in net sales, which allowed us to better leverage our cost structure.

        Amortization of Intangible Assets.    Amortization of intangible assets was $0.3 million for the third quarter of fiscal 2010 and $0.2 million for the third quarter of fiscal 2009. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

        Interest and Other (Income) Expense, Net.    Net interest and other (income) expense was $0.1 million for the third quarter of fiscal 2010 and $0.2 million for the third quarter of fiscal 2009 and primarily consisted of interest expense on indebtedness under our revolving credit facility with the decrease being primarily related to a reduction in interest rates.

        Provision for Income Taxes.    Our effective tax rate was 38.1% for the third quarter of fiscal 2010 and 36.0% for the third quarter of fiscal 2009. In each period, our effective tax rate was higher than the federal statutory rate primarily due to state taxes.

Comparison of the Nine Months Ended June 30, 2010 to the Nine Months Ended June 30, 2009

        Net Sales.    Net sales increased by $16.2 million, or 13.4%, to $137.2 million for the nine months ended June 30, 2010 from $121.0 million for the nine months ended June 30, 2009. Net sales of branded nutritional supplements and other natural products increased by $16.7 million, or 15.3%, to $125.5 million for the nine months ended June 30, 2010 compared to $108.8 million for the nine months ended June 30, 2009. The increase in net sales of branded nutritional supplements and other natural products was primarily related to the net sales contributions of the three fiscal 2010 acquisitions and the fiscal 2009 acquisition, and, to a lesser extent, an increase in sales volume of branded products to certain customers. The impact on net sales of branded products attributable to price changes was not material. Other net sales were $11.7 million for the nine months ended June 30, 2010 compared to $12.2 million for the nine months ended June 30, 2009.

        Gross Profit.    Gross profit increased by $7.8 million, or 12.1%, to $71.8 million for the nine months ended June 30, 2010 from $64.0 million for the nine months ended June 30, 2009. This increase in gross profit was primarily attributable to the increase in net sales. As a percentage of net sales, gross profit decreased to 52.3% for the nine months ended June 30, 2010 from 52.9% for the nine months ended June 30, 2009. This decrease in gross profit percentage was primarily attributable to increased material costs, which were primarily due to vendor price increases and changes in sales mix, partially offset by the increase in net sales which allowed us to better leverage our manufacturing overhead costs.

        Selling, General and Administrative.    Selling, general and administrative expenses increased by $3.2 million, or 6.9%, to $49.8 million for the nine months ended June 30, 2010 from $46.6 million for the nine months ended June 30, 2009. This increase in selling, general and administrative expenses was primarily attributable to operational and transition costs related to the fiscal 2009 and the fiscal 2010 acquisitions. As a percentage of net sales, selling, general and administrative expenses decreased to 36.3% for the nine months ended June 30, 2010 compared to 38.5% for the nine months ended June 30, 2009. This decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to the increase in net sales, which allowed us to better leverage our cost structure.

        Amortization of Intangibles.    Amortization of intangibles was $0.9 million for the nine months ended June 30, 2010 and $0.5 million for the nine months ended June 30, 2009. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

        Impairment of Goodwill.    During the nine months ended June 30, 2009, we recorded a $37.5 million ($27.3 million after tax, or $2.51 per diluted share) non-cash goodwill impairment charge related to our branded and natural food markets reporting units.

        Interest and Other (Income) Expense, Net.    Net interest and other (income) expense was $0.4 million for the nine months ended June 30, 2010 and $1.0 million for the nine months ended June 30, 2009 and primarily consisted of interest expense on indebtedness under our revolving credit facility with the decrease being primarily related to a reduction in interest rates.

        Provision (Benefit) for Income Taxes.    Our effective tax rate was 37.8% for the nine months ended June 30, 2010 and (19.9%) for the nine months ended June 30, 2009. During the second quarter of fiscal 2009, we recorded a non-cash goodwill impairment charge of $37.5 million of which $11.0 million related to non-tax-deductible goodwill and reduced our effective tax rate from 37.2% to (19.9%) for the nine months ended June 30, 2009.

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

        The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA for each period included herein:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2010	2009	2010
	(dollars in thousands)
Net income (loss)	$3,019	$3,794	$(17,228)	$12,839
Provision (benefit) for income taxes	1,698	2,332	(4,279)	7,808
Interest and other (income) expense, net(1)	177	147	951	403
Depreciation and amortization	1,683	1,913	4,959	5,440
Impairment of goodwill(2)	—	—	37,519	—

Adjusted EBITDA	$6,577	$8,186	$21,922	$26,490

(1)
Includes amortization of deferred financing fees.

(2)
For the nine months ended June 30, 2009, a non-cash goodwill impairment charge of $37.5 million was recorded related to our branded and natural food markets reporting units.

        Our Adjusted EBITDA increased to $8.2 million for the third quarter of fiscal 2010 from $6.6 million for the third quarter of fiscal 2009. Adjusted EBITDA as a percentage of net sales increased to 18.4% for the third quarter of fiscal 2010 from 16.7% for the third quarter of fiscal 2009.

        Our Adjusted EBITDA increased to $26.5 million for the nine months ended June 30, 2010 from $21.9 million for the nine months ended June 30, 2009. Adjusted EBITDA as a percentage of net sales increased to 19.3% for the nine months ended June 30, 2010 from 18.1% for the nine months ended June 30, 2009.

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

Liquidity and Capital Resources

        We had working capital of $39.7 million as of June 30, 2010 compared to $32.4 million as of September 30, 2009. This increase in working capital was primarily the result of an increase in inventories and a decrease in accrued expenses partially offset by a decrease in cash and an increase in accounts payable.

        Net cash provided by operating activities for the nine months ended June 30, 2010 was $13.3 million compared to $17.2 million for the comparable period in fiscal 2009. This decrease in net cash provided by operating activities for the nine months ended June 30, 2010 was primarily attributable to changes in assets and liabilities, net of effects of acquisitions.

        Net cash used in investing activities was $23.3 million for the nine months ended June 30, 2010 compared to $7.4 million for the comparable period in fiscal 2009. Our investing activities during these periods consisted of acquisitions of businesses and capital expenditures primarily related to building improvements related to facility consolidation efforts, distribution and manufacturing equipment and information systems. Also, on December 11, 2009, we purchased a facility for $2.8 million in cash to expand our Rapid Response Center in Ogden, Utah. This facility is adjacent to our existing facilities and will provide us approximately 105,000 square feet of additional gross building space located on 5.4 acres.

        During the nine months ended June 30, 2010, we acquired three businesses for $13.1 million in cash. On October 9, 2009, we acquired selected assets of Nutritional Specialties, Inc., on December 18, 2009, we acquired selected assets of Organix-South, Inc. and on April 15, 2010, we acquired selected assets of Honey Gardens Apiaries, Inc. and Apitherapy, LLC. We did not acquire any businesses during the nine months ended June 30, 2009.

        Net cash provided by financing activities was $8.8 million for the nine months ended June 30, 2010 compared to net cash used in financing activities of $9.0 million for the comparable period in fiscal 2009. During these periods, financing activities primarily related to borrowings and repayments under our revolving credit facility, purchases of common stock for treasury and proceeds from the issuance of common stock related to stock option exercises and the direct stock purchase plan.

        In October 2007, we registered a direct stock purchase plan with the Securities and Exchange Commission. The purpose of this direct stock purchase plan is to provide a convenient way for existing stockholders, as well as new investors, to purchase shares of our common stock. A total of 1,500,000 shares of our common stock were registered under the plan with 30,916 shares purchased during the nine months ended June 30, 2010. As of June 30, 2010, there were 1,433,060 shares of common stock available for purchase.

        Our current revolving credit facility has available credit borrowings of $60.0 million with no automatic reductions and provides an accordion feature that can increase the available credit borrowings to $90.0 million, subject to approval by the lenders and compliance with certain covenants and conditions.

        At June 30, 2010, we had outstanding revolving credit borrowings of $29.5 million. Borrowings under the revolving credit facility are collateralized by substantially all of our assets. At our election, borrowings under the revolving credit facility bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At June 30, 2010, the applicable weighted-average interest rate for outstanding borrowings was 1.18%. We are also required to pay a variable quarterly fee on the unused balance under the revolving credit facility. At June 30, 2010, the applicable rate was 0.18%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The revolving credit facility matures on September 7, 2011, and we are required to repay all principal and interest outstanding under the revolving credit facility on such date.

        The revolving credit facility contains restrictive covenants, including limitations on incurring certain other indebtedness and requirements that we maintain certain financial ratios. As of June 30, 2010, we were in compliance with the restrictive covenants. Upon the occurrence of a default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring us to repay all amounts outstanding under the revolving credit facility.

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

Contractual Obligations and Other Commitments

        Our significant non-cancelable contractual obligations and other commitments as of June 30, 2010 were as follows:

	Payments Due By Period
Contractual Obligations and Other Commitments	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(dollars in thousands)
Revolving credit facility	$29,500	$—	$29,500	$—	$—
Interest on revolving credit facility(a)	518	431	87	—	—
Operating leases	4,573	3,016	1,361	162	34

Total	$34,591	$3,447	$30,948	$162	$34

(a)
Represents estimated interest obligations associated with our outstanding revolving credit facility balance of $29.5 million at June 30, 2010, assuming no principal payments are made before maturity, a weighted-average interest rate of 1.18% and an underutilization fee rate of 0.18%.

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

Forward-Looking Statements

        This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business. These forward-looking statements can be identified by the use of terms such as "believe," "expects," "plan," "intend," "may," "will," "should," "can," or "anticipates," or the negative thereof, or variations thereon, or comparable terminology, or by discussions of strategy. These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results to be materially different from any future results expressed or implied by these statements. Important factors that may cause our results to differ from these forward-looking statements include, but are not limited to: (i) changes in or new government regulations or increased enforcement of the same, (ii) unavailability of desirable acquisitions or inability to complete them, (iii) increased costs, including from increased raw material or energy prices, (iv) changes in general worldwide economic or political conditions, (v) adverse publicity or negative consumer perception regarding nutritional supplements, (vi) issues with obtaining raw materials of adequate quality or quantity, (vii) litigation and claims, including product liability, intellectual property and other types, (viii) disruptions from or following acquisitions including the loss of customers, (ix) increased competition, (x) slow or negative growth in the nutritional supplement industry or the healthy foods channel, (xi) the loss of key personnel or the inability to manage our operations efficiently, (xii) problems with information management systems, manufacturing efficiencies and operations, (xiii) insurance coverage issues, (xiv) the volatility of the stock market generally and of our stock specifically, (xv) increases in the cost of borrowings or unavailability of additional debt or equity capital, or both, or fluctuations in foreign currencies, and (xvi) interruption of business or negative impact on sales and earnings due to acts of God, acts of war, terrorism, bio-terrorism, civil unrest and other factors outside of our control.

        We undertake no obligation to update or revise publicly any forward-looking statements to reflect new information, events or circumstances occurring after the date of this Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        At our election, borrowings under our revolving credit facility bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At June 30, 2010, the applicable weighted-average interest rate for borrowings was 1.18% and we had total borrowings outstanding of $29.5 million.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        We did not sell any unregistered equity securities during the period covered by this Form 10-Q for the Quarterly Period Ended June 30, 2010.

        Prior to fiscal 2009, our Board of Directors approved a share purchase program authorizing us to buy up to 2,500,000 shares of our common stock. During the year ended September 30, 2009, our Board of Directors approved the addition of 1,000,000 shares to our previously approved share purchase program. As of June 30, 2010, there were 967,731 shares available for purchase under this program. The shares available for purchase under this program have no expiration date. There were no purchases under this program during the three months ended June 30, 2010.

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

NUTRACEUTICAL INTERNATIONAL CORPORATION (Registrant)
Date: July 29, 2010	By:	/s/ CORY J. MCQUEEN Cory J. McQueen Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)