Form 10-K
period 2010-09-30
NUTRACEUTICAL INTERNATIONAL CORP
filed 2010-11-23
CIK 1050007

Use these links to rapidly review the document

Nutraceutical International Corporation Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the Fiscal Year Ended September 30, 2010
or
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 31, 2010 at a closing sale price of $14.94 as reported by the Nasdaq National Market was approximately $138.3 million. Shares of common stock held by each officer and director and by each person who owns or may be deemed to own 10% or more of the outstanding common stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of November 22, 2010, the Registrant had 10,376,369 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies for the Registrant's 2011 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

NUTRACEUTICAL INTERNATIONAL CORPORATION
ANNUAL REPORT ON FORM 10-K
For The Fiscal Year Ended September 30, 2010

Special Note Regarding Forward-Looking Statements

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business. These forward-looking statements can be identified by the use of terms such as "believe," "expects," "plan," "intend," "may," "will," "should," "can," or "anticipates," or the negative thereof, or variations thereon, or comparable terminology, or by discussions of strategy. Important factors that may cause our results to differ from these forward-looking statements include, but are not limited to:

  •
  changes in or new government regulations or increased enforcement of the same,

  •
  unavailability of desirable acquisitions or inability to complete them,

  •
  increased costs, including from increased raw material or energy prices,

  •
  changes in general worldwide economic or political conditions,

  •
  adverse publicity or negative consumer perception regarding nutritional supplements,

  •
  issues with obtaining raw materials of adequate quality or quantity,

  •
  litigation and claims, including product liability, intellectual property and other types,

  •
  disruptions from or following acquisitions including the loss of customers,

  •
  increased competition,

  •
  slow or negative growth in the nutritional supplement industry or the healthy foods channel,

  •
  the loss of key personnel or the inability to manage our operations efficiently,

  •
  problems with information management systems, manufacturing efficiencies and operations,

  •
  insurance coverage issues,

  •
  the volatility of the stock market generally and of our stock specifically,

  •
  increases in the cost of borrowings or unavailability of additional debt or equity capital, or both, or fluctuations in foreign currencies and

  •
  interruption of business or negative impact on sales and earnings due to acts of God, acts of war, terrorism, bio-terrorism, civil unrest and other factors outside of our control.

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

        We manufacture and sell nutritional supplements and other natural products under numerous brands including Solaray®, KAL®, Nature's Life®, LifeTime®, Natural Balance®, bioAllers®, Herbs for Kids™, NaturalCare®, Health from the Sun®, Life-flo®, Organix-South®, Pioneer® and Monarch Nutraceuticals™.

        We own neighborhood natural food markets, which operate under the trade names The Real Food Company™, Thom's Natural Foods™ and Cornucopia Community Market™. We also own health food stores, which operate under the trade names Fresh Vitamins™ and Granola's™.

        We manufacture and/or distribute one of the broadest branded product lines in the industry with over 5,500 individual stock keeping units (SKUs), including over 700 SKUs sold internationally. We believe that as a result of our emphasis on innovation, quality, loyalty, education and customer service, our brands are widely recognized in health and natural food stores and among their customers.

        We were formed in 1993 to effect a consolidation strategy in the fragmented vitamin, mineral, herbal and other nutritional supplements industry (the "VMS Industry"). Since our formation, we have completed thirty acquisitions. As a result of these acquisitions, internal growth and cost management, we believe that we are well positioned to continue to capitalize on the consolidation that we believe is occurring in the VMS Industry.

Business Strategy

        We target consumers searching for high quality nutritional and other natural products. We believe many of these consumers shop in sales channels that offer meaningful education, service and support to their customers.

        The primary channel that offers this type of support to consumers in the United States has been health and natural food stores (the "Healthy Foods Channel"). Our primary focus has been and remains on this channel. This strategy has enabled us to benefit from the growth of the Healthy Foods Channel. The Healthy Foods Channel consists of more than 17,000 retailers, including (i) independent health and natural food stores, (ii) health and natural food stores affiliated with local, regional and national health and natural food chains (including health and natural food store chains, such as Whole Foods Markets, and vitamin store chains, such as Vitamin Shoppe and Vitamin World) and (iii) GNC stores. The Healthy Foods Channel principally caters to our primary target consumers: those who desire product education, service and high quality nutritional supplements and other natural products. We believe there are significant differences between mass market retailers (such as supermarkets, drugstores and warehouse clubs) that typically offer a limited selection of discounted natural products and lower-potency nutritional supplements and the Healthy Foods Channel, where natural ingredients, quality, potency, selection and customer support are emphasized. The growth rate of the Healthy Foods Channel is not at (and may not return to) levels achieved in the mid-1990s.

        We believe we are among the largest suppliers of nutritional supplements to the Healthy Foods Channel that develop, manufacture, market and directly distribute a majority of their own products. We manufactured approximately 70% of our branded products in fiscal 2010 and believe that the quality of our products is among the highest in the industry. We market our branded products through one of the industry's largest sales forces dedicated to the Healthy Foods Channel. We seek to be a market leader in the development of new and innovative products, introducing over 120 new SKUs in fiscal 2010. We believe that we benefit from greater customer and product diversification than most of our larger competitors.

        We believe that consumers seeking high quality products are also purchasing them through other channels, such as products available through health care practitioners and direct to consumer channels and we continue to seek opportunities through acquisitions to explore reaching our target consumers through these and additional channels.

Industry

        According to Nutrition Business Journal, the total retail natural products market (the "Natural Products Market") is highly fragmented and totaled approximately $108.3 billion in retail sales in calendar 2009. The Natural Products Market is comprised of the following submarkets (with estimated calendar 2009 sales indicated): (i) personal care, $10.4 billion, (ii) natural and organic foods, $33.7 billion, (iii) functional foods, $37.3 billion and (iv) vitamins, minerals and supplements, $26.9 billion. Historically, our primary focus has been on vitamins, minerals and supplements (the "VMS Market"), but recently we have increased our effort in other areas within the Natural Products Market.

        The total retail VMS Market is highly fragmented with estimated sales of $26.9 billion in calendar 2009, $25.2 billion in calendar 2008 and $23.7 billion in calendar 2007. We believe that the VMS Market reached its present size due to a number of factors, including (i) interest in healthier lifestyles, living longer and living well, (ii) the publication of research findings supporting the positive health effects of certain nutritional supplements and (iii) the aging of the "Baby Boom" generation combined with the tendency of consumers to purchase more nutritional supplements and natural foods as they age. Over the last few years, some publicly-traded companies in the Natural Products Market and industry analysts have commented on slowing growth trends and/or ongoing softness in sales of some nutritional supplements. We believe this may be the result of, among other things, the lack of any recent industry-wide "hit" products, negative press releases regarding certain ingredients and companies in the VMS Market and increased market and pricing competition, as well as competition from food and pharmaceutical companies.

Products

        We primarily manufacture and market nutritional supplements and also sell certain other natural products. As of September 30, 2010, we sold over 5,500 SKUs, including over 700 SKUs sold internationally, under approximately 45 different brands. Our products include: (i) vitamins and minerals, (ii) herbs, (iii) specialty formulas, (iv) personal care products, (v) homeopathics, (vi) functional foods and (vii) other products. To accommodate consumer preferences, our products come in various formulations and delivery forms, including capsules, tablets, softgels, chewables, liquids, creams, sprays, powders and whole herbs.

        We currently market our products through a multiple brand strategy to offer more customer choice and to encourage retailers to allocate additional shelf space to our brands. We have worked to enhance the strength of our brands by instituting business strategies that have included (i) consolidating or expanding our sales force in certain areas, as appropriate, to maximize each brand's geographic coverage, (ii) performance and growth-based incentives for sales representatives, (iii) introducing more sophisticated management information systems and (iv) periodic updating to brand packaging.

        We also act as a distributor to the Healthy Foods Channel and to certain international markets for certain third-party brands.

Research and Development; Quality Control

        We have a commitment to research and development and to introducing innovative products to correspond with consumer trends and scientific research. We believe that product quality and innovation are fundamental to our long-term growth and success. Through our research and development efforts, we seek to (i) test the safety, purity and potency of products, (ii) develop more effective and efficient means of producing ingredients for use in products, (iii) develop testing methods for ensuring and verifying the consistency of the dosage of ingredients included in our products, (iv) develop new, more effective product delivery forms and (v) develop new products either by combining existing ingredients used in nutritional supplements or identifying new ingredients that can be used in nutritional supplements. Our efforts are designed to lead not only to the development of new and improved products, but also to ensure effective manufacturing quality control measures. For the years ended September 30, 2008, 2009 and 2010, we incurred $1.1 million, $3.0 million and $3.9 million, respectively, in research and development expenditures.

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

        Our quality control program seeks to ensure the superior quality of our products and that they are manufactured in accordance with current Good Manufacturing Practices ("GMPs"). Our processing methods are monitored closely to ensure that only quality ingredients are used and to ensure product purity. Periodically, we retain the services of outside GMP audit and/or consulting firms to assist in our efforts to comply with GMPs.

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

        Au Naturel, Inc., a subsidiary of Nutraceutical, was formed in fiscal 1995 for the purpose of marketing and/or selling our branded products internationally. During fiscal 2010, Au Naturel marketed products to distributors and other customers in over 60 countries. Au Naturel markets domestic branded products as well as custom labeled versions of its domestic branded products internationally; however, many of its products must be modified to meet the specific labeling requirements of the relevant foreign country. In most foreign markets, Au Naturel sells to local distributors. However, in certain foreign markets (including the United Kingdom, the Netherlands, Norway, Sweden and Japan), Au Naturel markets and sells its products directly to retailers. Au Naturel is not currently selling products in Canada.

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

        We manufactured approximately 70% of our branded products in fiscal 2010, based on net sales. By manufacturing the majority of our own products, we believe that we maintain better control over product quality and availability while also reducing production costs. Our manufacturing operations are performed primarily in our facilities located in the greater Ogden, Utah area, although we also have a cream manufacturing operation in Phoenix, Arizona. We have a working relationship with numerous outside manufacturers, including softgel manufacturers and packagers and utilize these outside sources from time to time. Manufacturing backlogs, to the extent they may exist from time to time, do not have a material impact on delivery time to the customer. We have organized our manufacturing operations under a subsidiary company, NutraPure, Inc.

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

Materials and Suppliers

        We employ a purchasing staff that works with marketing, product development, formulations and quality control personnel to source raw materials for products as well as other items purchased by us. Raw materials are sourced principally from the United States, Europe and China. Raw materials used by us are available from a variety of suppliers and no one supplier accounted for more than 6% of our total raw material purchases in fiscal 2010. We seek to mitigate the risk of a shortage of raw materials through our relationships with our principal suppliers, including identification of alternative suppliers for the same, or similar, raw materials where available. We also manufacture bulk branded products to allow more extensive vertical integration and to improve the quality and consistency of raw materials.

Government Regulation

        The formulation, manufacturing, packaging, labeling, advertising, distribution and sale (hereafter, "sale" or "sold" may be used to signify all of these activities) of our products are subject to regulation by one or more federal agencies, principally the Food and Drug Administration ("FDA") and the Federal Trade Commission ("FTC"), and to a lesser extent the Consumer Product Safety Commission ("CPSC"), the United States Department of Agriculture and the Environmental Protection Agency. Our activities are also regulated by various governmental agencies for the states and localities in which our products are sold, as well as by governmental agencies in certain countries outside the United States in which our products are sold. Among other matters, regulation by the FDA and FTC is concerned with product safety and claims made with respect to a product's ability to provide health-related benefits. Specifically, the FDA, under the Federal Food, Drug, and Cosmetic Act ("FDCA"), regulates the formulation, manufacturing, packaging, labeling, distribution and sale of food, including dietary supplements, and over-the-counter drugs. The FTC regulates the advertising of these products. The National Advertising Division ("NAD") of the Council of Better Business Bureaus oversees an industry-sponsored self-regulatory system that permits competitors to resolve disputes over advertising claims. The NAD has no enforcement authority of its own, but may refer matters that appear to violate the Federal Trade Commission Act or FDCA to the FTC or FDA for further action, as appropriate.

        Federal agencies, primarily the FDA and FTC, have a variety of procedures and enforcement remedies available to them, including initiating investigations, issuing warning letters and cease and desist orders, requiring corrective labeling or advertising, requiring consumer redress (for example, requiring that a company offer to repurchase products previously sold to consumers), seeking injunctive relief or product seizures, imposing civil penalties, or commencing criminal prosecution. In addition, certain state agencies have similar authority. These federal and state agencies have in the past used these remedies in regulating participants in the food, dietary supplement and over-the-counter drug industries, including the imposition of civil penalties in the millions of dollars against a few industry participants.

        The Dietary Supplement Health and Education Act ("DSHEA") was enacted in 1994, amending the FDCA. We believe DSHEA is generally favorable to consumers and to the dietary supplement industry. DSHEA establishes a statutory class of "dietary supplements," which includes vitamins, minerals, herbs, amino acids and other dietary ingredients for human use to supplement the diet. Dietary ingredients marketed in the United States before October 15, 1994 may be marketed without the submission of a "new dietary ingredient" ("NDI") premarket notification to the FDA. Dietary ingredients not marketed in the United States before October 15, 1994 may require the submission, at least 75 days before marketing, of an NDI notification containing information establishing that the ingredient is reasonably expected to be safe for its intended use. Among other things, DSHEA prevents the FDA from regulating dietary ingredients in dietary supplements as "food additives" and allows the use of statements of nutritional support on product labels and in labeling. The FDA has issued final regulations under DSHEA and has indicated that further guidance and regulations are forthcoming. Several bills to amend DSHEA in ways that would make this law less favorable to consumers and industry have been proposed in Congress.

        Some of our products are regulated as foods under the Nutrition Labeling and Education Act of 1990 ("NLEA"). The NLEA established requirements for ingredient and nutrition labeling and labeling claims for foods. If the NLEA labeling requirements change at a future time, we may need to revise our product labeling. Most of our products are classified as dietary supplements.

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

        On October 20, 2004, the FDA announced a new strategy initiative to enforce and implement DSHEA and held a public meeting on November 15, 2004. The FDA requested comments on its premarket notification program for new dietary ingredients from industry, consumers, and other interested members of the public concerning the content and format requirements for new dietary ingredient notifications made under the FDCA and the type, quantity, and quality of information that a notifier should provide in notifications under section 413 (a)(2) of the Act. The FDA has stated that the agency intends to issue guidance on new dietary ingredients, and it is possible that the FDA may make it more difficult for companies to market dietary supplement products that contain new dietary ingredients. The FDA's October 20, 2004 announcement also outlined other potential strategy and enforcement initiatives relating to dietary supplements.

        The FDA issued a Final Rule on Good Manufacturing Practices ("GMPs") for dietary supplements on June 22, 2007. Since our manufacturing subsidiary has less than 500 employees, our effective compliance date was June 22, 2009. The GMPs cover manufacturers and holders of finished dietary supplement products, including dietary supplement products manufactured outside the United States that are imported for sale into the United States. Among other things, the new GMPs: (a) require identity testing on all incoming dietary ingredients, (b) call for a "scientifically valid system" for ensuring finished products meet all specifications, (c) include requirements related to process controls, including statistical sampling of finished batches for testing and requirements for written procedures and (d) require extensive recordkeeping. We have reviewed the GMPs and have taken steps to ensure compliance. While we believe we are in compliance, there can be no assurance that our operations or those of our suppliers will be in compliance in all respects at all times. Additionally, there is a potential risk of increased audits as the FDA and other regulators seek to ensure compliance with the GMPs.

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

        On December 22, 2006 Congress passed the Dietary Supplement and Nonprescription Drug Consumer Protection Act, which went into effect on December 22, 2007. The law requires, among other things, that companies that manufacture or distribute nonprescription drugs or dietary supplements report serious adverse events allegedly associated with their products to the FDA and institute recordkeeping requirements for all adverse events (serious and non-serious). There is a risk that consumers, the press and government regulators could misinterpret reported serious adverse events as evidence of causation by the ingredient or product complained of, which could lead to additional regulations, banned ingredients or products, increased insurance costs and a potential increase in product liability litigation, among other things.

        The Food and Drug Administration Amendments Act of 2007 amended the FDCA to prohibit, with certain exceptions, the marketing of foods to which a drug or biological product has been added. The meaning of this new provision is unclear, and FDA has requested comments on it. This new provision could have an impact on the marketing of some of our products.

        The Consumer Product Safety Improvement Act of 2008 ("CPSIA") primarily addresses children's product safety but also improves the administrative process of the Consumer Product Safety Commission. Among other things, the CPSIA requires testing and certification of certain products and enhances the CPSC's authority to order recalls.

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

        Private label products of our customers also provide competition to our products. For example, a substantial portion of GNC's vitamin and mineral supplement offerings are offered under GNC's own private label. Whole Foods, Vitamin Shoppe and many health and natural food stores also sell a portion of their offerings under their own private labels. Private label products are often sold at a discount to branded products. We have positioned certain of our brands to meet the needs of our customers in this area of the VMS Market.

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

        With regard to the mass market retail channel of distribution, our sales are focused primarily in limited SKUs in the Body Gold®, Sayge® and NaturalCare® lines. All of these lines were focused on the mass market channel when acquired. We do not consider this channel to be an area of primary focus. It is possible that as increasing numbers of companies sell nutritional supplement products and other natural products in the mass market channels (such as Nature Made, NBTY, Schiff and Hain Celestial), these product offerings may affect sales in the Healthy Foods Channel. We also compete with distributors that sell products to the Healthy Foods Channel as well as the mass market retail channel (such as Nature's Best, Select Nutrition and Tree of Life). In addition, several major pharmaceutical companies continue to offer nutritional supplement lines in the mass market, including Wyeth (Centrum) and Bayer (One-A-Day). Some of these nutritional supplements purport to use proprietary manufacturing techniques or delivery forms. Moreover, pharmaceutical companies offer prescription and over-the-counter products that are or may be competitive with nutritional supplements, particularly with regard to certain categories of products.

Intellectual Property

        We own more than 250 trademarks that have been registered with the United States Patent and Trademark Office and have filed applications to register additional trademarks. In addition, we claim domestic trademark and service mark rights in numerous additional marks that we use. We own a number of trademark registrations in countries outside the United States. Federally registered trademarks in the United States have a perpetual life, as long as they are maintained and renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the trademarks if they claim priority or confusion of usage. Most foreign trademark offices use similar trademark renewal processes. We regard our trademarks and other proprietary rights as valuable assets and believe they make a significant positive contribution to the marketing of our products.

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

        We own six U.S. patents and have filed five additional patent applications but generally do not seek patent protection for our products. Our patents expire between July 2017 and December 2025. We sell a number of products that include patented ingredients. We purchase these ingredients from parties that we believe have the right to manufacture and sell those ingredients to us. However, there are a large number of patents that have been granted or applied for in the dietary supplement industry, and there may be an increased possibility that third parties will seek to compel us and our competitors to purchase their patented ingredients or file infringement actions. The cost of these patented ingredients is typically higher than the cost of non-patented ingredients.

        We are currently involved in various patent and trademark cases that have arisen in the ordinary course of business. See "Legal Proceedings."

Employees

        At September 30, 2010, we employed approximately 685 full-time and approximately 90 part-time employees. None of our employees is represented by a collective bargaining unit. We believe that we have a good relationship with our employees.

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

Executive Officers

        The following table sets forth certain information concerning our executive officers:

Name	Age	Position
Frank W. Gay II	65	Director, Chairman of the Board and Chief Executive Officer
Bruce R. Hough	56	President
Jeffrey A. Hinrichs	53	Director, Executive Vice President, Chief Operating Officer and Secretary
Gary M. Hume	61	Executive Vice President
Stanley E. Soper	47	Vice President, Legal Affairs and Assistant Secretary
Cory J. McQueen	41	Vice President and Chief Financial Officer
Christopher B. Neuberger	44	Vice President, Marketing and Sales
Daren P. Peterson	48	Vice President, Operations
Andrew W. Seelos	43	Assistant Vice President and Controller

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

        Daren P. Peterson joined Nutraceutical in 1994 as Controller. Mr. Peterson served in other management positions prior to his appointment as Vice President, Operations in March 2009. Prior to joining Nutraceutical, Mr. Peterson served in various positions with Solaray from 1985 to 1994. Mr. Peterson received a master's degree in accounting from Weber State University.

        Andrew W. Seelos joined Nutraceutical in March 1997 as Assistant Controller. Mr. Seelos was appointed Assistant Vice President and Controller in April 2007. Prior to joining Nutraceutical, he was employed by Price Waterhouse LLP. Mr. Seelos received a master's degree in accounting from Brigham Young University and is a Certified Public Accountant.

Item 1A.    Risk Factors

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

Regulatory, Product Liability and Insurance Risks

        Our products are subject to government regulation, both in the United States and abroad, which could increase our costs significantly and limit or prevent the sale of our products.    The manufacture, packaging, labeling, advertising, promotion, distribution, and sale of our products are subject to regulation by numerous national and local governmental agencies in the United States and other countries. The primary regulatory bodies in the United States are the FDA and FTC, and we are also subject to the Food Standards Agency and the Department of Health in the United Kingdom and similar regulators in Norway. Failure to comply with these regulatory requirements may result in various types of penalties or fines. These include injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions. Individual states also regulate nutritional supplements. A state may interpret claims or products presumptively valid under federal law as illegal under that state's regulations. In markets outside the United States, we are usually required to obtain approvals, licenses, or certifications from a country's ministry of health or comparable agency, as well as labeling and packaging regulations, all of which vary from country to country. Approvals or licensing may be conditioned on reformulation of products or may be unavailable with respect to certain products or product ingredients. Any of these government agencies, as well as legislative bodies, can change existing regulations, or impose new ones, or could take aggressive measures, causing or contributing to a variety of negative consequences, including:

  •
  requirements for the reformulation of certain or all products to meet new standards,

  •
  the recall or discontinuance of certain or all products,

  •
  additional record keeping,

  •
  expanded documentation of the properties of certain or all products,

  •
  expanded or different labeling,

  •
  adverse event tracking and reporting and

  •
  additional scientific substantiation.

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

Business Strategy and Operational Risks

        If we are unable to retain key personnel, our ability to manage our business effectively and continue our growth could be negatively impacted.    Key management employees include Frank W. Gay II, Bruce R. Hough, Jeffrey A. Hinrichs, Gary M. Hume, Stanley E. Soper, Cory J. McQueen, Christopher B. Neuberger, Daren P. Peterson, Andrew W. Seelos and certain other employees. These key management employees are primarily responsible for our day-to-day operations, and we believe our success depends in part on our ability to retain them and to continue to attract additional qualified individuals to our management team. We do not have employment agreements with any of our key management employees. The loss or limitation of the services of any of our key management employees or the inability to attract additional qualified management personnel could have a material adverse effect on our business, financial condition, and results of operations.

        As a part of our business strategy, we have made and expect to continue to make acquisitions that could disrupt our operations and harm our operating results.    An element of our strategy includes expanding our product offerings, gaining shelf-space and gaining access to new skills and other resources through strategic acquisitions when attractive opportunities arise. Acquiring additional businesses and the implementation of other elements of our business strategy are subject to various risks and uncertainties. Some of these factors are within our control and some are outside our control. These risks and uncertainties include, but are not limited to, the following:

  •
  any acquisition may result in significant expenditures of cash, stock and/or management resources,

  •
  acquired businesses may not perform in accordance with expectations,

  •
  we may encounter difficulties and costs with the integration of the acquired businesses,

  •
  management's attention may be diverted from other aspects of our business,

  •
  we may face unexpected problems entering geographic and product markets in which we have limited or no direct prior experience,

  •
  we may lose key employees of acquired or existing businesses,

  •
  we may incur liabilities and claims arising out of acquired businesses,

  •
  we may be unable to obtain financing and

  •
  we may incur indebtedness or issue additional capital stock which could be dilutive to holders of our common stock.

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

        Because we depend on outside suppliers with whom we do not have long-term agreements for raw materials, we may be unable to obtain adequate supplies of raw materials for our products at favorable prices or at all, which could result in product shortages and back orders for our products, with a resulting loss of net sales and profitability.    We acquire all of our raw materials for the manufacture of our products from third-party suppliers. We also rely on third-party co-packers for some of our products. We have few agreements for the continued supply of these materials and products. A number of our products contain one or more ingredients that may only be available from a single source or supplier. Any of our suppliers could discontinue selling to us at any time. Our suppliers or government regulators may interpret new regulations (including GMP regulations) in such a way as to cause a disruption in our supply chain as these parties undertake increased scrutiny of raw materials and components of raw materials and products, causing certain suppliers or us to discontinue, change or suspend the sale of certain ingredients or components. Although we believe that we could establish alternate sources for most of these materials, any delay in locating and establishing relationships with other sources could result in product shortages and back orders for the products, with a resulting loss of net sales and profitability. We are also subject to delays associated with raw materials. These can be caused by conditions not within our control, including:

  •
  weather,

  •
  crop conditions,

  •
  transportation interruptions,

  •
  strikes by supplier employees and

  •
  natural disasters or other catastrophic events.

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

        Our success is dependent on the accuracy, reliability, and proper use of sophisticated and dependable information processing systems and management information technology and any interruption in these systems could have a material adverse effect on our business, financial condition and results of operations.    Our success is dependent on the accuracy, reliability and proper use of sophisticated and dependable information processing systems and management information technology. Our information technology systems are designed and selected in order to facilitate order entry and customer billing, maintain customer records, accurately track purchases and incentive payments, manage accounting, finance and manufacturing operations, generate reports, and provide customer service and technical support. Any interruption in these systems could have a material adverse effect on our business, financial condition and results of operations.

        Because we manufacture approximately 70% of our products, we are dependent upon the uninterrupted and efficient operation of our manufacturing facilities, which are subject to power failures, the breakdown, failure, or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters, and the need to comply with the requirements or directives of government agencies, including the FDA.    We are dependent upon the uninterrupted and efficient operation of our manufacturing facilities in Ogden, Utah as well as Phoenix, Arizona. Those operations are subject to power failures, the breakdown, failure, or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters, and the need to comply with the requirements or directives of government agencies, including the FDA. There can be no assurance that the occurrence of these or any other operational problems at our facility would not have a material adverse effect on our business, financial condition, and results of operations.

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

        We are dependent upon our lenders for financing to execute our business strategy and meet our liquidity needs and the lack of adequate financing could negatively impact our business.    There is risk that any lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including but not limited to: extending credit up to the maximum permitted by a credit facility, allowing access to additional credit features and otherwise accessing capital and/or honoring loan commitments. The lenders on our credit facility are Rabobank International and Wells Fargo. If our lenders failed to honor their legal commitments under our credit facility, it could be difficult in this environment to replace our credit facility on similar terms. Furthermore, we may be unable to renegotiate our existing credit facility or obtain replacement or additional financing.

Stock Market Risks

        The market price for our common stock may be particularly volatile, and our stockholders may be unable to resell their shares at a profit.    The trading price of our common stock has been subject to wide fluctuations and may continue to fluctuate in the future in response to a variety of factors, including:

  •
  quarter-to-quarter variations in operating results,

  •
  material announcements by us or our competitors,

  •
  governmental regulatory action,

  •
  negative or positive publicity involving us or the nutritional supplement industry generally,

  •
  general economic downturns,

  •
  announcements by official or unofficial health and medical authorities,

  •
  consumer preferences generally or

  •
  other events or factors, many of which are beyond our control.

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

Item 1B.    Unresolved Staff Comments

        We do not have any unresolved comments from the SEC staff.

Item 2.    Properties

        The following table describes our principal properties as of November 15, 2010:

Purpose	Location	Square Footage
Rapid Response Center(1)(2)	Ogden, UT	516,455
Transitional warehouse(3)	Ogden, UT	107,550
Liquid bottling(2)	Tulsa, OK	76,733
East Coast distribution center	Wilmington, MA	33,500
Brand manufacturing(2)	Ogden, UT	31,230
Bulk manufacturing	Ogden, UT	17,900
Marketing and sales offices	Park City, UT	15,905
Personal care product manufacturing	Phoenix, AZ	7,248
Personal care product manufacturing(2)	Bowling Green, FL	6,500
Executive offices	Park City, UT	6,103
Powder and liquid manufacturing	Ogden, UT	5,000
Research, development and quality control	Ogden, UT	1,813

(1)
The Rapid Response Center is the central facility where we are, and have been, consolidating operations. The Rapid Response Center currently includes raw materials, manufacturing, packaging, distribution and offices.

(2)
We own these properties. We lease all other properties identified above.

(3)
The lease for this transitional warehouse expires in May 2013, although we can terminate early on either 90 days or 6 months notice, depending on the leased space to be terminated.

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

        We carry insurance coverage in the types and amounts that we consider reasonably adequate to cover the risks we face in the industry in which we compete. See "Business—Risk Factors."

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock is traded on the Nasdaq National Market under the symbol "NUTR." The common stock commenced trading on the Nasdaq National Market on February 20, 1998 upon completion of our initial public offering. The following table sets forth the high and low closing prices per share for the common stock:

	High	Low
2009:
First Quarter	$10.89	$6.41
Second Quarter	8.83	5.67
Third Quarter	11.44	6.92
Fourth Quarter	12.72	10.05
2010:
First Quarter	12.66	10.57
Second Quarter	15.31	11.24
Third Quarter	15.93	13.39
Fourth Quarter	16.25	12.39
2011:
First Quarter (through November 15, 2010)	16.96	15.27

Holders

        As of the close of business on November 15, 2010, there were 180 holders of record of common stock and approximately 3,000 beneficial holders. The closing price of our common stock on November 15, 2010 as reported by the Nasdaq National Market was $16.56.

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

Purchase of Equity Securities

        Prior to fiscal 2010, our Board of Directors approved a share purchase program authorizing us to buy up to 3,500,000 shares of our common stock. As of September 30, 2010, 879,792 shares may yet be purchased under this program. Purchases under this program during the fiscal 2010 fourth quarter occurred in August and September as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
8/1/10 to 8/31/10	83,239	$13.23	83,239
9/1/10 to 9/30/10	4,700	$13.56	4,700

Total	87,939	$13.25	87,939	879,792

        All shares purchased during the fiscal 2010 fourth quarter were retired on September 27, 2010.

        Under this approved share repurchase program, we may purchase common stock from time to time on the open market and in individually negotiated transactions. The amount and timing of any purchases will be dependent upon a number of factors, including the price and availability of our shares and general market conditions.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table summarizes outstanding options as of September 30, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	391,688	$9.64	—
Equity compensation plans not approved by security holders	—	—	—

Total:	391,688	$9.64	—

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

	Year Ended September 30,
	2006		2007		2008		2009	2010
	(dollars in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$150,405		$156,548		$166,885		$162,346	$180,052
Cost of sales	71,191		71,622		76,106		77,137	86,199

Gross profit	79,214		84,926		90,779		85,209	93,853
Operating expenses:
Selling, general and administrative	55,389		61,905		66,973		62,195	65,666
Amortization of intangible assets	289		391		701		697	1,299
Impairment of goodwill and intangible asset(1)	—		450	(1)	2,875	(1)	37,519 (1)	—

Income (loss) from operations	23,536		22,180		20,230		(15,202)	26,888
Interest and other (income) expense, net(2)	(757	)(2)	1,257		1,270		1,104	550

Income (loss) before provision (benefit) for income taxes	24,293		20,923		18,960		(16,306)	26,338
Provision (benefit) for income taxes	9,353		7,951		7,017		(2,269)	9,955

Net income (loss)	$14,940		$12,972		$11,943		$(14,037)	$16,383

Net income (loss) per common share:
Basic	$1.32		$1.17		$1.09		$(1.29)	$1.57
Diluted	$1.30		$1.15		$1.07		$(1.29)	$1.56
Weighted average common shares outstanding:
Basic	11,332,466		11,054,828		10,993,505		10,841,383	10,410,526
Diluted	11,517,492		11,253,283		11,127,634		10,841,383	10,503,933
Other Financial Data:
Adjusted EBITDA(3)	$28,063		$27,423		$28,964		$28,948	$34,262
Capital expenditures (excluding acquisitions)	14,495		10,467		17,869		9,176	11,525
Cash flows provided by (used in):
Operating activities	16,126		23,768		20,337		27,781	17,870
Investing activities	(10,090)		(41,182)		(23,734)		(13,800)	(26,430)
Financing activities	(6,587)		18,971		4,075		(13,257)	6,448
Balance Sheet Data (at period end):
Cash	$2,834		$4,605		$5,189		$5,858	$3,740
Working capital	29,943		31,259		36,338		32,444	12,621
Total assets	107,960		146,402		161,664		133,960	156,331
Total debt	2,500		20,000		28,000		18,500	28,000
Stockholders' equity	90,782		105,919		113,460		95,638	108,919

(1)
During the year ended September 30, 2007, we recorded a non-cash intangible asset impairment charge of $450 ($279 after tax, or $0.02 per diluted share) related to the re-branding of certain health food stores. During the year ended September 30, 2008, we recorded a non-cash goodwill impairment charge of $2,875 ($1,811 after tax, or $0.16 per diluted share) related to our health food stores reporting unit. During the year ended September 30, 2009, we recorded a non-cash goodwill impairment charge of $37,519 ($27,288 after tax, or $2.52 per diluted share) related to our branded and natural food markets reporting units.

(2)
During the year ended September 30, 2006, we sold our 31,340 square foot building located in Park City, Utah for $4,500 in cash. At the time of sale, the building had a book value of $3,395. A gain of $1,105 ($680 after tax, or $0.06 per diluted share) was included in other income.

(3)
"Adjusted EBITDA" (a non-GAAP measure) is defined as earnings before net interest and other (income) expense, taxes, depreciation, amortization and goodwill and intangible asset impairment. Adjusted EBITDA has some inherent limitations in measuring operating performance due to the exclusion of certain financial elements such as depreciation and amortization and is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. Furthermore, Adjusted EBITDA is not intended to be a substitute for cash flows from operating activities, as a measure of liquidity, or an alternative to net income in determining our operating performance in accordance with United States generally accepted accounting principles. Our use of an EBITDA-based metric should be considered within the following context:

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

        The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA for each period included herein:

	Year Ended September 30,
	2006	2007	2008	2009	2010
	(dollars in thousands)
Net income (loss)	$14,940	$12,972	$11,943	$(14,037)	$16,383
Provision (benefit) for income taxes	9,353	7,951	7,017	(2,269)	9,955
Interest and other (income) expense, net(1)(2)	(757)	1,257	1,270	1,104	550
Depreciation and amortization	4,527	4,793	5,859	6,631	7,374
Impairment of goodwill and intangible asset(3)	—	450	2,875	37,519	—

Adjusted EBITDA	$28,063	$27,423	$28,964	$28,948	$34,262

Percentage of net sales	18.7%	17.5%	17.4%	17.8%	19.0%

(1)
Includes amortization of deferred financing fees.

(2)
Includes other income of $1,105 for the year ended September 30, 2006 related to a gain on the sale of a building.

(3)
For the year ended September 30, 2007, a non-cash intangible asset impairment charge of $450 was recorded related to the re-branding of certain health food stores. For the year ended September 30, 2008, a non-cash goodwill impairment charge of $2,875 was recorded related to our health food stores reporting unit. For the year ended September 30, 2009, a non-cash goodwill impairment charge of $37,519 was recorded related to our branded and natural food markets reporting units.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

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

        We manufacture and sell nutritional supplements and other natural products under numerous brands including Solaray®, KAL®, Nature's Life®, LifeTime®, Natural Balance®, bioAllers®, Herbs for Kids™, NaturalCare®, Health from the Sun®, Life-flo®, Organix-South®, Pioneer® and Monarch Nutraceuticals™.

        We own neighborhood natural food markets, which operate under the trade names The Real Food Company™, Thom's Natural Foods™ and Cornucopia Community Market™. We also own health food stores, which operate under the trade names Fresh Vitamins™ and Granola's™.

        We manufacture and/or distribute one of the broadest branded product lines in the industry with over 5,500 SKUs, including over 700 SKUs sold internationally. We believe that as a result of our emphasis on innovation, quality, loyalty, education and customer service, our brands are widely recognized in health and natural food stores and among their customers.

        We were formed in 1993 to effect a consolidation strategy in the fragmented VMS Industry. Since our formation, we have completed thirty acquisitions. We believe that Nutraceutical is well positioned to continue to capitalize on the consolidation we believe is occurring in the VMS Industry.

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

        We evaluate the recoverability of property, plant and equipment which are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of an asset group may not be recoverable. We measure recoverability of the asset group by comparison of its carrying amount to the future undiscounted cash flows the asset group is expected to generate. If the asset group is considered to be impaired, the difference between the carrying amount and the fair value of the impaired asset group is recorded.

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

        For fiscal 2009, we recorded a non-cash goodwill impairment charge of $37.5 million ($27.3 million after tax, or $2.52 per diluted share) related to our branded and natural food markets reporting units. For fiscal 2008, we recorded a non-cash goodwill impairment charge of $2.9 million ($1.8 million after tax, or $0.16 per diluted share) related to our health food stores reporting unit. The fiscal 2008 and 2009 non-cash goodwill impairment charges had no impact on our compliance with debt covenants, cash flows or available liquidity.

        The ongoing uncertainty in general and economic conditions may continue to impact retail and consumer demand, as well as the market price of our common stock, and could negatively impact our future operating performance, cash flow and/or stock price and could result in additional goodwill and/or intangible asset impairment charges being recorded in future periods which could materially impact our consolidated financial statements. There were no at-risk reporting units at September 30, 2010. The valuation of goodwill and intangible assets is subject to a high degree of judgment and complexity.

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

Results of Operations

        The following table sets forth certain Consolidated Statements of Operations data as a percentage of net sales for the periods indicated:

	Year Ended September 30,
	2008	2009	2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	45.6	47.5	47.9

Gross profit	54.4	52.5	52.1
Selling, general and administrative	40.1	38.3	36.5
Amortization of intangible assets	0.4	0.4	0.7
Impairment of goodwill	1.8	23.1	—

Income (loss) from operations	12.1	(9.3)	14.9
Interest and other (income) expense, net	0.7	0.7	0.3

Income (loss) before provision (benefit) for income taxes	11.4	(10.0)	14.6
Provision (benefit) for income taxes	4.2	(1.4)	5.5

Net income (loss)	7.2%	(8.6)%	9.1%

Comparison of Fiscal 2010 to Fiscal 2009

        Net Sales.    Net sales increased by $17.8 million, or 10.9%, to $180.1 million for fiscal 2010 from $162.3 million for fiscal 2009. Net sales of branded nutritional supplements and other natural products increased by $18.3 million, or 12.5%, to $164.6 million for fiscal 2010 compared to $146.3 million for fiscal 2009. The increase in net sales of branded nutritional supplements and other natural products was primarily related to the net sales contributions of the four fiscal 2010 acquisitions and the fiscal 2009 acquisition. The impact on net sales of branded products attributable to price changes was not material. Other net sales decreased by $0.5 million, or 3.5%, to $15.5 million for fiscal 2010 compared to $16.0 million for fiscal 2009.

        Gross Profit.    Gross profit increased by $8.7 million, or 10.1%, to $93.9 million for fiscal 2010 from $85.2 million for fiscal 2009. This increase in gross profit was primarily attributable to the increase in net sales. As a percentage of net sales, gross profit decreased to 52.1% for fiscal 2010 from 52.5% for fiscal 2009. This decrease in gross profit percentage was primarily attributable to increased material costs related to changes in sales mix and, to a lesser extent, vendor price increases, partially offset by the increase in net sales, which allowed us to better leverage our manufacturing overhead costs.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $3.5 million, or 5.6%, to $65.7 million for fiscal 2010 from $62.2 million for fiscal 2009. This increase in selling, general and administrative expenses was primarily attributable to operational and transition costs related to the fiscal 2009 and the fiscal 2010 acquisitions. As a percentage of net sales, selling, general and administrative expenses decreased to 36.5% for fiscal 2010 compared to 38.3% for fiscal 2009. This decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to the increase in net sales, which allowed us to better leverage our cost structure.

        Amortization of Intangible Assets.    Amortization of intangibles was $1.3 million for fiscal 2010 and $0.7 million for fiscal 2009. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

        Impairment of Goodwill.    During fiscal 2009, we recorded a non-cash goodwill impairment charge of $37.5 million ($27.3 million after tax, or $2.52 per diluted share) related to our branded and natural food markets reporting units.

        Interest and Other (Income) Expense, Net.    Net interest and other (income) expense was $0.6 million for fiscal 2010 and $1.1 million for fiscal 2009 and primarily consisted of interest expense on indebtedness under our revolving credit facility with the decrease being primarily related to a reduction in interest rates.

        Provision (Benefit) for Income Taxes.    Our effective tax rate was 37.8% for fiscal 2010 and (13.9%) for fiscal 2009. During the second quarter of fiscal 2009, we recorded a non-cash goodwill impairment charge of $37.5 million of which $11.0 million related to non-tax-deductible goodwill and reduced our effective tax rate from 37.5% to (13.9%) for fiscal 2009.

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

        Impairment of Goodwill.    During fiscal 2009, we recorded a non-cash goodwill impairment charge of $37.5 million ($27.3 million after tax, or $2.52 per diluted share) related to our branded and natural food markets reporting units. During fiscal 2008, we recorded a non-cash goodwill impairment charge of $2.9 million ($1.8 million after tax, or $0.16 per diluted share) related to our health food stores reporting unit.

        Interest and Other (Income) Expense, Net.    Net interest and other (income) expense was $1.1 million for fiscal 2009 and $1.3 million for fiscal 2008 and primarily consisted of interest expense on indebtedness under our revolving credit facility.

        Provision (Benefit) for Income Taxes.    During the second quarter of fiscal 2009, we recorded a non-cash goodwill impairment charge of $37.5 million of which $11.0 million related to non-tax-deductible goodwill and reduced our effective tax rate from 37.5% to (13.9%) for fiscal 2009. As a result of this goodwill impairment charge, we recognized a deferred tax benefit of $10.2 million due to the impairment of $26.5 million of tax-deductible goodwill. Our effective tax rate was 37.0% for fiscal 2008.

Selected Quarterly Financial Data; Seasonality

        The following table sets forth certain quarterly financial data for fiscal 2009 and 2010. This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements and, in our opinion, reflects all normally recurring adjustments necessary for fair presentation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal 2009				Fiscal 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands, except per share data: unaudited)
Net sales	$39,629	$41,957	$39,406	$41,354	$44,839	$47,896	$44,506	$42,811
Gross profit	21,432	22,440	20,156	21,181	23,474	25,343	22,983	22,053
Net income (loss)	3,112	(23,359)	3,019	3,191	3,944	5,101	3,794	3,544
Net income (loss) per common share:
Basic	$0.29	$(2.15)	$0.28	$0.30	$0.38	$0.49	$0.37	$0.34
Diluted	$0.28	$(2.15)	$0.27	$0.29	$0.37	$0.49	$0.36	$0.34

        We believe that our business is characterized by minor seasonality. However, sales to any particular customer can vary substantially from one quarter to the next based on such factors as industry trends, timing of promotional discounts, international economic conditions and acquisition-related activities. Excluding the effect of acquisitions, we have historically recorded higher branded products sales volume during the second fiscal quarter due to increased interest in health-related products among consumers following the holiday season. The fiscal 2009 acquisition was completed during the fourth quarter and the fiscal 2010 acquisitions were completed during the first, third and fourth quarters.

Liquidity and Capital Resources

        As of September 30, 2010, we had cash of $3.7 million. Net cash provided by operating activities was $17.9 million, $27.8 million and $20.3 million for the years ended September 30, 2010, 2009, and 2008, respectively. The decrease in net cash provided by operating activities in fiscal 2010 was primarily attributable to a decrease in cash provided by changes in assets and liabilities, net of effects of acquisitions.

        Net cash used in investing activities was $26.4 million, $13.8 million and $23.7 million for the years ended September 30, 2010, 2009, and 2008, respectively. Our investing activities during these periods primarily consisted of acquisitions of businesses and capital expenditures.

        During the year ended September 30, 2010, we made four acquisitions. On October 9, 2009, we acquired from Nutritional Specialties, Inc. and its parent corporation, Baywood International, Inc., substantially all of the assets of the LifeTime Products nutritional supplement business excluding the ready to drink beverage business, which continued after closing under the company's new name, New Leaf Brands, Inc. On December 18, 2009, we acquired substantially all of the assets of Organix-South, Inc. On April 15, 2010, we acquired substantially all of the operating assets of Honey Gardens Apiaries, Inc. and Apitherapy, LLC. On July 16, 2010, we acquired substantially all of the operating assets of Nutritech Corporation. The aggregate purchase price of these acquisitions was $14.9 million in cash.

        During the year ended September 30, 2009, we made one acquisition. On July 1, 2009, we acquired substantially all the operating assets of AJG Brands, Inc. ("Alan James Group"), a subsidiary of Interleukin Genetics, Inc., for $4.6 million in cash. Alan James Group products include Ginsana®, Ginkoba® and Venastat®.

        The fiscal 2010 and fiscal 2009 acquisitions were financed primarily using borrowings under our revolving credit facility, as well as cash provided by operating activities. These acquisitions are in keeping with our business strategy of consolidating the fragmented industry where we compete and give us nutritional brands with products we currently do not sell. The expected long-term sales and expense synergies of acquired businesses are generally not realized immediately following acquisition as certain transition and integration matters must be completed.

        Capital expenditures during the years ended September 30, 2010, 2009, and 2008 related primarily to building improvements related to facility consolidation efforts, distribution and manufacturing equipment and information systems. Also, on December 11, 2009, we purchased a facility for $2.8 million in cash to expand our Rapid Response Center in Ogden, Utah. This facility is adjacent to our existing facilities and will provide us approximately 105,000 square feet of additional gross building space located on 5.4 acres.

        Net cash provided by (used in) financing activities was $6.4 million, $(13.3) million and $4.1 million for the years ended September 30, 2010, 2009 and 2008, respectively. Our financing activities during these periods consisted primarily of borrowings and repayments under our revolving credit facility related to operating needs, purchases of common stock for treasury and proceeds from the issuance of common stock.

        In October 2007, we registered a direct stock purchase plan with the Securities and Exchange Commission. The purpose of this direct stock purchase plan is to provide a convenient way for existing stockholders, as well as new investors, to purchase shares of our common stock. A total of 1,500,000 shares of our common stock were registered under the plan with 32,075 and 22,981 shares purchased during the years ended September 30, 2010 and 2009, respectively.

        On September 7, 2006, we amended our revolving credit facility (the "Credit Agreement"). The Credit Agreement extends the term of the credit facility to September 2011, resets the available credit borrowings to $60 million with no automatic reductions and provides an accordion feature which can increase the available credit borrowings to $90 million, subject to approval by the lenders and compliance with certain covenants and conditions. The lenders on this Credit Agreement are Rabobank International and Wells Fargo. To date, we have not experienced any difficulties in accessing the available funds under the Credit Agreement. Deferred financing fees of $205 thousand related to the Credit Agreement were deferred and are being amortized over the term of the Credit Agreement.

        At September 30, 2010, we had outstanding revolving credit borrowings of $28.0 million under the Credit Agreement. Borrowings under the Credit Agreement are collateralized by substantially all our assets and bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At September 30, 2010, the applicable weighted-average interest rate for outstanding borrowings was 1.16%. We are also required to pay a variable quarterly fee on the unused balance under the Credit Agreement. At September 30, 2010, the applicable rate was 0.18%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The Credit Agreement matures on September 7, 2011, at which time we are required to repay all principal and interest outstanding under the Credit Agreement. Since the Credit Agreement matures within one year, the balance outstanding has been classified in current liabilities at September 30, 2010. We are currently in discussions with our lenders and expect to replace the existing credit facility with a similar credit facility prior to the maturity date; however, there can be no assurance that we will be successful in doing so. Should we be unable to replace the existing credit facility or secure other financing alternatives, we expect to be able to repay the outstanding revolving credit facility balance utilizing cash flows generated from operations and, if necessary, by reducing discretionary capital and other expenditures.

        The Credit Agreement contains restrictive covenants, including restrictions on incurring other indebtedness and requirements that we maintain certain financial ratios. As of September 30, 2010, we were in compliance with these restrictive covenants. Upon the occurrence of a default or an event of default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring us to repay all amounts outstanding under the Credit Agreement.

        On August 10, 2008, we entered into a one-year interest rate swap agreement covering $15.0 million of our outstanding revolving credit borrowings. The interest rate swap had an all-in average interest rate of 4.06% and was not designated as a hedge. For the year ended September 30, 2009, the interest rate swap had an unfavorable change in fair value of $192 thousand, which was included as a component of interest and other (income) expense in the Consolidated Statements of Operations. This swap expired on August 11, 2009 and was not renewed.

        A key component of our business strategy is to seek to make additional acquisitions, which may require that we obtain additional financing, which could include the incurrence of substantial additional indebtedness. We believe that borrowings under the Credit Agreement or a replacement credit facility, together with cash flows from operations, will be sufficient to make required payments under the Credit Agreement or any such replacement facility, and to make anticipated capital expenditures and fund working capital needs for fiscal 2011.

        Our significant non-cancelable contractual obligations and other commitments as of September 30, 2010 were as follows:

	Payments Due By Period
Contractual Obligations and Other Commitments	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(dollars in thousands)
Debt	$28,000	$28,000	$—	—	$—
Interest on debt(a)	388	388	—	—	—
Operating leases	4,566	2,818	1,537	181	30

Total	$32,954	$31,206	$1,537	$181	$30

(a)
Represents estimated interest obligations associated with our outstanding revolving credit facility balance of $28.0 million at September 30, 2010, assuming no principal payments are made before maturity, a weighted-average interest rate of 1.16% and an underutilization fee rate of 0.18%.

New Accounting Standards

        In September 2006, the Financial Accounting Standards Board ("FASB") issued authoritative guidance which is included in Accounting Standards Codification ("ASC") 820, "Fair Value Measurements and Disclosures." This guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The guidance does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in prior accounting pronouncements. In November 2007, the FASB decided to postpone for one year the effective date of this guidance for assets and liabilities measured at fair value on a non-recurring basis. We adopted the provisions of this guidance as of October 1, 2008 for assets and liabilities measured at fair value on a recurring basis. On October 1, 2009, we adopted the guidance for assets and liabilities measured at fair value on a non-recurring basis. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

        In December 2007, the FASB issued authoritative guidance included in ASC 805, "Business Combinations," which addresses fair value accounting and the related disclosure for assets and liabilities acquired in a business combination and generally requires acquisition-related costs to be expensed as incurred. This guidance was effective for us as of October 1, 2009 and did not have a material impact on the four acquisitions completed during fiscal 2010 but may have a material impact on future acquisitions depending on the nature of the acquisition.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Borrowings under the Credit Agreement bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At September 30, 2010, the applicable weighted average interest rate for borrowings was 1.16% and we had total borrowings outstanding of $28.0 million. On August 10, 2008, we entered into a one-year interest rate swap agreement covering $15.0 million of our outstanding revolving credit borrowings. The interest rate swap had an all-in average interest rate of 4.06%. It expired on August 11, 2009 and was not renewed.

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

Item 8.    Financial Statements and Supplementary Data

        The information required by Item 8 is set forth on pages F-1 through F-23 of this Annual Report on Form 10-K. The supplemental financial information required by Item 302 of Regulation S-K is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Selected Quarterly Financial Data; Seasonality."

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

        Based on our evaluation, management concluded that we maintained effective internal control over financial reporting as of September 30, 2010, based on the criteria in Internal Control—Integrated Framework issued by the COSO. Our internal control over financial reporting as of September 30, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

        Changes in Internal Control Over Financial Reporting.    There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information required by this item with respect to our directors, our audit committee, our audit committee financial expert and procedures by which stockholders may recommend nominees to the board of directors is set forth under the heading "The Board of Directors" in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed with the SEC within 120 days of the end of our fiscal year, which information is incorporated herein by reference. Information required by this item regarding our executive officers is included in Part I of this Annual Report on Form 10-K under the heading "Business—Executive Officers." Information required by this item with respect to Section 16(a) beneficial ownership reporting compliance is set forth in the Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

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

Item 11.    Executive Compensation

        Information required by this item is set forth in the Proxy Statement under the heading "Executive Compensation," which information is incorporated herein by reference (except for the Compensation Committee Report).

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information required by this item is set forth in the Proxy Statement under the heading "Principal Stockholders," which information is incorporated herein by reference.

Item 13.    Certain Relationships, Related Transactions and Director Independence

        Information required by this item is set forth in the Proxy Statement under the headings "The Board of Directors—Compensation Committee Interlocks and Insider Participation" and "The Board of Directors—Certain Relationships, Related Transactions and Director Independence," which information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        Information required by this item appears in the Proxy Statement under the heading "Fees Paid to PricewaterhouseCoopers LLP" and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of November 2010.

NUTRACEUTICAL INTERNATIONAL CORPORATION
By:	/s/ FRANK W. GAY II Frank W. Gay II Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 23rd day of November 2010.

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

        In our opinion, the consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows present fairly, in all material respects, the financial position of Nutraceutical International Corporation and its subsidiaries at September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Salt Lake City, UT
November 23, 2010

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	September 30,
	2009	2010
Assets
Current assets:
Cash and cash equivalents	$5,858	$3,740
Accounts receivable, net	11,539	10,668
Inventories, net	29,238	40,273
Prepaid expenses and other current assets	2,344	2,107
Deferred income taxes	1,603	1,506

Total current assets	50,582	58,294
Property, plant and equipment, net	55,584	61,733
Goodwill	1,177	5,338
Intangible assets, net	14,452	19,671
Deferred income taxes, net	11,071	9,180
Other non-current assets	1,094	2,115

Total assets	$133,960	$156,331

Liabilities and Stockholders' Equity
Current liabilities:
Short-term debt	$—	$28,000
Accounts payable	11,248	10,621
Accrued expenses	6,890	7,052

Total current liabilities	18,138	45,673
Long-term debt	18,500	—
Other non-current liabilities	1,684	1,739

Total liabilities	38,322	47,412

Commitments and contingencies (Notes 11, 15 and 17)
Stockholders' equity:
Common stock, $0.01 par value, 50,000,000 shares authorized; 10,580,782 shares issued and outstanding at September 30, 2009; 10,351,740 shares issued and outstanding at September 30, 2010	106	104
Additional paid-in capital	26,458	23,408
Retained earnings	68,751	85,134
Accumulated other comprehensive income	323	273

Total stockholders' equity	95,638	108,919

Total liabilities and stockholders' equity	$133,960	$156,331

The accompanying notes are an integral part of these consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	Years ended September 30,
	2008	2009	2010
Net sales	$166,885	$162,346	$180,052
Cost of sales	76,106	77,137	86,199

Gross profit	90,779	85,209	93,853

Operating expenses:
Selling, general and administrative	66,973	62,195	65,666
Amortization of intangible assets	701	697	1,299
Impairment of goodwill (Note 7)	2,875	37,519	—

	70,549	100,411	66,965

Income (loss) from operations	20,230	(15,202)	26,888
Interest and other (income) expense, net	1,270	1,104	550

Income (loss) before provision (benefit) for income taxes	18,960	(16,306)	26,338
Provision (benefit) for income taxes	7,017	(2,269)	9,955

Net income (loss)	$11,943	$(14,037)	$16,383

Net income (loss) per common share:
Basic	$1.09	$(1.29)	$1.57
Diluted	1.07	(1.29)	1.56
Weighted average common shares outstanding:
Basic	10,993,505	10,841,383	10,410,526
Dilutive effect of stock options	134,129	—	93,407

Diluted	11,127,634	10,841,383	10,503,933

The accompanying notes are an integral part of these consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years ended September 30,
	2008	2009	2010
Cash flows from operating activities:
Net income (loss)	$11,943	$(14,037)	$16,383
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,859	6,631	7,374
Amortization of deferred financing fees	56	56	56
Impairment of goodwill	2,875	37,519	—
Losses on disposals of property and equipment	5	14	—
Deferred income taxes	509	(8,611)	1,988
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	99	1,495	2,535
Inventories, net	(1,375)	5,089	(9,273)
Prepaid expenses and other current assets	588	692	354
Other non-current assets, net	544	(611)	(1,025)
Accounts payable	11	(1,085)	(627)
Accrued expenses	(779)	(90)	50
Other non-current liabilities	2	719	55

Net cash provided by operating activities	20,337	27,781	17,870

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	4	—	—
Purchases of property, plant and equipment	(17,869)	(9,176)	(11,525)
Acquisitions of businesses	(5,869)	(4,624)	(14,905)

Net cash used in investing activities	(23,734)	(13,800)	(26,430)

Cash flows from financing activities:
Proceeds from debt	14,500	9,500	19,500
Payments on debt	(6,500)	(19,000)	(10,000)
Proceeds from issuances of common stock	476	516	679
Purchases of common stock for treasury	(4,469)	(4,407)	(3,995)
Tax benefit from stock option exercises	68	134	264

Net cash provided by (used in) financing activities	4,075	(13,257)	6,448

Effect of exchange rate changes on cash and cash equivalents	(94)	(55)	(6)

Net increase (decrease) in cash and cash equivalents	584	669	(2,118)
Cash and cash equivalents at beginning of year	4,605	5,189	5,858

Cash and cash equivalents at end of year	$5,189	$5,858	$3,740

The accompanying notes are an integral part of these consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Retained Earnings		Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at October 1, 2007	11,136,702	$111	$34,135	$70,812	$861	$—	$105,919
Net income	—	—	—	11,943	—	—	11,943
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	—	—	—	—	(510)	—	(510)

Total comprehensive income							11,433
Adoption of FASB guidance on uncertain tax positions	—	—	—	33	—	—	33
Issuances of common stock	51,424	—	476	—	—	—	476
Tax benefit from stock option exercises	—	—	68	—	—	—	68
Purchases of common stock for treasury	—	—	—	—	—	(4,469)	(4,469)
Retirement of common stock in treasury	(349,150)	(3)	(4,466)	—	—	4,469	—

Balance at September 30, 2008	10,838,976	108	30,213	82,788	351	—	113,460
Net loss	—	—	—	(14,037)	—	—	(14,037)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	—	—	—	—	(28)	—	(28)

Total comprehensive loss							(14,065)
Issuances of common stock	98,581	1	515	—	—	—	516
Tax benefit from stock option exercises	—	—	134	—	—	—	134
Purchases of common stock for treasury	—	—	—	—	—	(4,407)	(4,407)
Retirement of common stock in treasury	(356,775)	(3)	(4,404)	—	—	4,407	—

Balance at September 30, 2009	10,580,782	106	26,458	68,751	323	—	95,638
Net income	—	—	—	16,383	—	—	16,383
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	—	—	—	—	(50)	—	(50)

Total comprehensive loss							16,333
Issuances of common stock	98,306	1	678	—	—	—	679
Tax benefit from stock option exercises	—	—	264	—	—	—	264
Purchases of common stock for treasury	—	—	—	—	—	(3,995)	(3,995)
Retirement of common stock in treasury	(327,348)	(3)	(3,992)	—	—	3,995	—

Balance at September 30, 2010	10,351,740	$104	$23,408	$85,134	$273	$—	$108,919

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

        Fair Value of Financial Instruments—The Company believes that the fair values of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and debt, approximated their respective book values at September 30, 2009 and 2010.

        Cash and Cash Equivalents—Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. The majority of the Company's cash and cash equivalents were held by one bank at September 30, 2010. As a result of this concentration, the Company's cash and cash equivalents balances frequently exceed federally insured limits. The Company does not believe it is subject to any other unusual risks as a result of this concentration other than those normally associated with commercial banking relationships.

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

        The Company evaluates the recoverability of property, plant and equipment which are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of an asset group may not be recoverable. The Company measures recoverability of the asset group by comparison of its carrying amount to the future undiscounted cash flows the asset group is expected to generate. If the asset group is considered to be impaired, the difference between the carrying amount and the fair value of the impaired asset group is recorded.

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

        Derivative Instruments—Accounting Standards Codification ("ASC") 815, "Derivatives and Hedging," requires derivative instruments to be recognized as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of derivative instruments depends on their intended use and resulting hedge designation. For derivative instruments designated as hedges, the changes in fair value are recorded in the balance sheet as a component of accumulated other comprehensive income. Changes in the fair value of derivative instruments not designated as hedges are recorded in the Consolidated Statements of Operations, generally as a component of interest and other (income) expense. At September 30, 2009 and 2010, the Company had no derivative instruments.

        Deferred Financing Fees—The Company deferred certain debt issuance costs, including bank, legal, accounting and other fees, related to the establishment of a credit agreement (Note 10). These costs were capitalized as deferred financing fees and were amortized using the straight-line method, which approximated the effective interest rate method, based on the terms of the credit agreement.

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

        Shipping and Handling Costs—The Company incurred shipping and handling costs related to third-party freight charges, as well as internal warehousing and order fulfillment costs. These costs were classified as selling, general and administrative expenses and totaled $9,177, $8,446 and $10,502 for the years ended September 30, 2008, 2009 and 2010, respectively.

        Research and Development—The Company expensed research and development costs as incurred. For the years ended September 30, 2008, 2009 and 2010, the Company incurred $1,088, $3,022 and $3,938, respectively, in research and development expenditures.

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

        New Accounting Standards—In September 2006, the Financial Accounting Standards Board ("FASB") issued authoritative guidance which is included in ASC 820, "Fair Value Measurements and Disclosures." This guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The guidance does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in prior accounting pronouncements. In November 2007, the FASB decided to postpone

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

for one year the effective date of this guidance for assets and liabilities measured at fair value on a non-recurring basis. The Company adopted the provisions of this guidance as of October 1, 2008 for assets and liabilities measured at fair value on a recurring basis. On October 1, 2009, the Company adopted the guidance for assets and liabilities measured at fair value on a non-recurring basis. The adoption of this guidance did not have a material impact on the Company's Consolidated Financial Statements.

        In December 2007, the FASB issued authoritative guidance included in ASC 805, "Business Combinations," which addresses fair value accounting and the related disclosure for assets and liabilities acquired in a business combination and generally requires acquisition-related costs to be expensed as incurred. This guidance was effective for the Company as of October 1, 2009 and did not have a material impact on the four acquisitions completed during fiscal 2010 but may have a material impact on future acquisitions depending on the nature of the acquisition.

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

        During the year ended September 30, 2010, the Company made four acquisitions. On October 9, 2009, the Company acquired from Nutritional Specialties, Inc. and its parent corporation, Baywood International, Inc., substantially all of the operating assets of the LifeTime Products nutritional supplement business excluding the ready to drink beverage business, which continued after closing under the company's new name, New Leaf Brands, Inc. On December 18, 2009, the Company acquired substantially all of the operating assets of Organix-South, Inc. On April 15, 2010, the Company acquired substantially all of the operating assets of Honey Gardens Apiaries, Inc. and Apitherapy, LLC.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

3. Acquisitions (Continued)

On July 16, 2010, the Company acquired substantially all of the operating assets of Nutritech Corporation. The aggregate purchase price of these acquisitions was $14,905 in cash.

        These acquisitions are in keeping with the Company's business strategy of consolidating the fragmented industry where it competes. These acquisitions were accounted for using the acquisition method of accounting. Accordingly, the aggregate purchase price was assigned to the assets acquired and liabilities assumed based on their fair market values at the respective dates of acquisition. The excess of aggregate purchase price over the fair market values of the assets acquired and liabilities assumed was classified as goodwill (Note 7). The Consolidated Statements of Operations and Consolidated Statements of Cash Flows presented herein include the activities of these acquired businesses from their respective dates of acquisition. The following reflects the allocation of the aggregate purchase prices for the fiscal 2009 and 2010 acquisitions to the aggregate assets acquired and liabilities assumed:

	Fiscal 2009 Acquisition	Fiscal 2010 Acquisitions
Aggregate assets acquired and liabilities assumed:
Current assets, net	$1,902	$3,542
Property, plant and equipment	—	699
Goodwill	845	4,211
Intangible assets	1,960	6,520
Non-current assets	17	—
Current liabilities	(100)	(67)

	$4,624	$14,905

        The fiscal 2009 and fiscal 2010 acquired intangible assets included trademarks and tradenames totaling $850 and $2,910, respectively, which have indefinite lives and are not subject to amortization for financial statement purposes, as well as intangible assets totaling $1,110 and $3,610, respectively, related to trademarks, tradenames and customer relationships, which are being amortized over a period of 3 to 9 years for financial statement purposes. Acquired intangible assets of $1,960 related to the fiscal 2009 acquisition and $6,520 related to the fiscal 2010 acquisitions are expected to be deductible for tax purposes over fifteen years. Goodwill, which is not subject to amortization for financial statement purposes, of $845 related to the fiscal 2009 acquisition and $4,211 related to the fiscal 2010 acquisitions is expected to be deductible for tax purposes over fifteen years.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

4. Accounts Receivable, net

        Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	September 30,
	2009	2010
Accounts receivable	$13,718	$12,769
Less allowances	(2,179)	(2,101)

	$11,539	$10,668

5. Inventories, net

        Inventories, net of reserves for slow moving, obsolete and/or damaged inventory, were comprised of the following:

	September 30,
	2009	2010
Raw materials	$12,608	$15,369
Work-in-process	4,847	5,117
Finished goods	13,705	21,382

	31,160	41,868
Less reserves	(1,922)	(1,595)

	$29,238	$40,273

6. Property, Plant and Equipment, net

        Property, plant and equipment, net, were comprised of the following:

		September 30,
	Estimated Useful Life in Years
		2009	2010
Land	—	$3,553	$5,783
Buildings	30	48,591	54,675
Leasehold improvements	1 - 7	3,586	3,031
Furniture, fixtures and equipment	3 - 10	41,876	44,462

		97,606	107,951
Less accumulated depreciation and amortization		(42,022)	(46,218)

		$55,584	$61,733

        At September 30, 2009 and 2010, the Company had no equipment under capital leases. Substantially all property, plant and equipment of the Company collateralized its debt obligations (Note 10).

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

6. Property, Plant and Equipment, net (Continued)

        Depreciation and amortization of property, plant and equipment totaled $5,158, $5,934 and $6,075 for the years ended September 30, 2008, 2009 and 2010, respectively.

7. Goodwill and Intangible Assets

        Goodwill and non-amortizable intangible assets are tested annually for impairment and are tested for impairment between annual tests if an event occurs that would cause the Company to believe that value is impaired. The Company performs its annual impairment testing as of September 30 each year, which is the last day of the Company's fiscal year. Amortizable intangible assets are reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. There were no at-risk reporting units at September 30, 2010.

        During the year ended September 30, 2009, the Company recorded a non-cash goodwill impairment charge of $37,519 ($27,288 after tax, or $2.52 per diluted share) related to the Company's branded and natural food markets reporting units. During the year ended September 30, 2008, the Company recorded a non-cash goodwill impairment charge of $2,875 ($1,811 after tax, or $0.16 per diluted share) related to the Company's health food stores reporting unit. The fiscal 2008 and 2009 non-cash goodwill impairment charges had no impact on the Company's compliance with debt covenants, cash flows or available liquidity.

        The changes in the carrying amount of goodwill for the years ended September 30, 2009 and 2010 were as follows:

Goodwill
Balance as of October 1, 2008
Goodwill	$40,507
Accumulated impairment losses	(2,875)

37,632
Goodwill attributable to fiscal 2009 acquisition	845
Goodwill impairment	(37,519)
Purchase accounting adjustments related to prior acquisitions	262
Foreign currency translation adjustment	(43)

Balance as of September 30, 2009
Goodwill	41,571
Accumulated impairment losses	(40,394)

1,177
Goodwill attributable to fiscal 2010 acquisitions	4,211
Purchase accounting adjustment related to prior acquisition	(50)

Balance as of September 30, 2010
Goodwill	45,732
Accumulated impairment losses	(40,394)

$5,338

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

7. Goodwill and Intangible Assets (Continued)

        The carrying amounts of intangible assets at September 30, 2009 and 2010 were as follows:

	September 30, 2009			September 30, 2010
							Weighted- Average Amortization Period (Years)
	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount
Intangible assets subject to amortization:
Trademarks/trade names/patents	$516	$(411)	$105	$686	$(466)	$220	6
Customer relationships/distribution rights	4,251	(1,223)	3,028	7,689	(2,300)	5,389	6
Developed software and technology	772	(450)	322	772	(605)	167	5

	5,539	(2,084)	3,455	9,147	(3,371)	5,776
Intangible assets not subject to amortization:
Trademarks/trade names/licenses	10,997	—	10,997	13,895	—	13,895

	$16,536	$(2,084)	$14,452	$23,042	$(3,371)	$19,671

(1)
Amounts include the impact of foreign currency translation adjustments.

        Aggregate amortization expense related to intangible assets subject to amortization totaled $701, $697 and $1,299 for the years ended September 30, 2008, 2009 and 2010, respectively.

        Estimated amortization expense related to intangible assets subject to amortization is as follows:

Year Ending September 30,	Estimated Amortization Expense
2011	$1,478
2012	1,311
2013	1,112
2014	874
2015	771
Thereafter	230

$5,776

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

        This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The company had no assets requiring fair value measurement at September 30, 2010. The fair value of the Company's financial assets at September 30, 2009 was determined using the following level of input:

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

9. Accrued Expenses

        Accrued expenses were comprised of the following:

	September 30,
	2009	2010
Employee payroll, taxes, benefits and performance incentives	$5,262	$4,641
Other accrued expenses	1,628	2,411

	$6,890	$7,052

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

10. Debt

        Debt was comprised of the following:

	September 30,
	2009	2010
Short-tem debt—revolving credit facility	$—	$28,000
Long-term debt—revolving credit facility	18,500	—

	$18,500	$28,000

        On September 7, 2006, the Company amended its revolving credit facility (the "Credit Agreement"). The Credit Agreement extends the term of the credit facility to September 2011, resets the available credit borrowings to $60,000 with no automatic reductions and provides an accordion feature which can increase the available credit borrowings to $90,000 subject to approval by the lenders and compliance with certain covenants and conditions. The lenders on this Credit Agreement are Rabobank International and Wells Fargo. To date, the Company has not experienced any difficulties in accessing the available funds under the Credit Agreement. Deferred financing fees of $205 related to the Credit Agreement were deferred and are being amortized over the term of the Credit Agreement.

        At September 30, 2010, the Company had outstanding revolving credit borrowings of $28,000 under the Credit Agreement. Borrowings under the Credit Agreement are collateralized by substantially all assets of the Company. At the Company's election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At September 30, 2010, the applicable weighted-average interest rate for outstanding borrowings was 1.16%. The Company is also required to pay a variable quarterly fee on the unused balance under the Credit Agreement. At September 30, 2010, the applicable rate was 0.18%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The Credit Agreement matures on September 7, 2011, at which time the Company is required to repay all principal and interest outstanding under the Credit Agreement. Since the Credit Agreement matures within one year, the balance outstanding has been classified in current liabilities at September 30, 2010. The Company is currently in discussions with its lenders and expects to replace the existing credit facility with a similar credit facility prior to the maturity date; however, there can be no assurance that the Company will be successful in doing so. Should the Company be unable to replace the existing credit facility or secure other financing alternatives, the Company expects to be able to repay the outstanding revolving credit facility balance utilizing cash flows generated from operations and, if necessary, by reducing discretionary capital and other expenditures.

        The Credit Agreement contains restrictive covenants, including restrictions on incurring other indebtedness and requirements that the Company maintain certain financial ratios. Upon the occurrence of a default or an event of default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring the Company to repay all amounts outstanding under the Credit Agreement.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

10. Debt (Continued)

        On August 10, 2008, the Company entered into a one-year interest rate swap agreement covering $15,000 of the Company's outstanding revolving credit borrowings. The interest rate swap had an all-in interest rate of 4.06% and was not designated as a hedge. For the year ended September 30, 2009, the interest rate swap had an unfavorable change in fair value of $192, which was included as a component of interest and other (income) expense in the Consolidated Statements of Operations. This swap expired on August 11, 2009 and was not renewed.

11. Lease Commitments and Obligations

        The Company leases retail, office, storage and warehouse space under non-cancelable operating leases, the last of which expires during fiscal 2017; however, the Company has negotiated extension options in many cases. These operating leases require the Company to pay all taxes, insurance and maintenance.

        The following summarizes future minimum lease payments required under the Company's significant non-cancelable operating leases:

Year Ending September 30,	Minimum Lease Payments
2011	$2,818
2012	1,093
2013	444
2014	155
2015	26
Thereafter	30

$4,566

        Total rent expense incurred by the Company under significant non-cancelable operating leases was $3,062, $3,151 and $3,337 for the years ended September 30, 2008, 2009 and 2010, respectively.

12. Income Taxes

        The provision (benefit) for income taxes was comprised of the following:

	Years Ended September 30,
	2008	2009	2010
Current:
Federal	$5,630	$5,285	$7,008
State	783	898	1,078
Deferred:
Federal	521	(7,248)	1,603
State	83	(1,204)	266

	$7,017	$(2,269)	$9,955

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

12. Income Taxes (Continued)

        A summary of the composition of net deferred income tax assets and liabilities was as follows:

	September 30,
	2009	2010
Current Deferred Income Tax Assets
Accounts receivable reserves	$584	$628
Inventory reserves	645	599
Accrued liabilities	374	279

	$1,603	$1,506

Non-Current Deferred Income Tax Assets and Liabilities, net
Goodwill and other intangible assets	$8,586	$7,097
Property, plant and equipment	1,718	1,525
Other non-current liabilities	767	558

	$11,071	$9,180

        The differences between income taxes (benefit) at the statutory federal income tax rate and income taxes (benefit) reported in the Consolidated Statements of Operations were as follows:

	Years Ended September 30,
	2008	2009	2010
Federal tax (benefit) at statutory rate	$6,636	$(5,707)	$9,218
State taxes (benefit), net of federal benefit	562	(199)	874
Non-deductible expenses	162	140	155
Goodwill impairment	—	3,925	—
Manufacturing benefit	(324)	(293)	(351)
Other	(19)	(135)	59

	$7,017	$(2,269)	$9,955

        On October 1, 2007, the Company adopted authoritative guidance included in ASC 740, "Income Taxes," related to the accounting for uncertain tax positions. As a result of the adoption of this guidance, the Company recognized a $33 decrease in the liability for unrecognized tax benefits, which was recorded as an increase to the October 1, 2007 balance of retained earnings.

        As of September 30, 2009, the Company's liability related to unrecognized tax benefits was $167. As of September 30, 2010, the Company's liability related to unrecognized tax benefits was $128 of which $119 would impact the Company's effective tax rate if recognized. The liability related to unrecognized tax benefits was recorded as a component of other non-current liabilities in the Company's Consolidated Balance Sheets. Interest and penalties related to unrecognized tax benefits are recorded as a component of interest and other (income) expense in the Company's Consolidated Statements of Operations. For the years ended September 30, 2009 and 2010, the Company recorded a net expense of $1 and a net benefit of $2, respectively, for interest related to unrecognized tax benefits. At September 30, 2010, the Company had $8 in accrued interest related to unrecognized tax benefits.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

12. Income Taxes (Continued)

The Company does not anticipate any significant changes in unrecognized tax benefits during the next twelve months.

        During fiscal 2009 and fiscal 2010, the aggregate changes in the balance of unrecognized tax benefits were as follows:

Unrecognized Tax Benefits
Balance as of October 1, 2008	$107
Increases for tax positions related to the current year	74
Increases for tax positions related to prior years	2
Reductions due to lapsed statute of limitations	(16)

Balance as of September 30, 2009	167
Decreases for tax positions related to prior years	(4)
Reductions due to lapsed statute of limitations	(35)

Balance as of September 30, 2010	$128

        The Company files income tax returns in the United States federal jurisdiction, various U.S. state jurisdictions and certain foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for fiscal years before 2007. The Company is no longer subject to examination in any U.S. state jurisdiction or foreign jurisdiction for fiscal years prior to 2005.

13. Capital Stock

        Description of Capital Stock—At September 30, 2009 and 2010, the Company had two authorized classes of stock: Common Stock and Preferred Stock, each with a par value of $0.01 per share. At September 30, 2009 and 2010, 5,000,000 shares of Preferred Stock were authorized with no shares issued or outstanding.

        Stock Option Plans—During the year ended September 30, 1998, the Company's Board of Directors adopted the 1998 Stock Incentive Plan. This plan provided for granting options to purchase Common Stock to executives, employees and consultants of the Company and its subsidiaries. Grants under this plan vested over a period of two to four years and expire no later than the tenth anniversary of the date of grant. In aggregate, 1,050,000 shares of Common Stock were reserved for issuance under this plan. As of September 30, 2010, options to purchase 371,688 shares of Common Stock were issued, outstanding and exercisable under this plan.

        During the year ended September 30, 1998, the Company's Board of Directors adopted the 1998 Non-Employee Director Stock Option Plan. This plan provided for granting options to purchase Common Stock to non-employee directors of the Company. Grants under this plan vested over a period of three years and expire no later than the tenth anniversary of the date of grant. In aggregate, 150,000 shares of Common Stock were reserved for issuance under this plan. As of September 30, 2010, options to purchase 20,000 shares of Common Stock were issued, outstanding and exercisable under this plan.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

13. Capital Stock (Continued)

        On September 30, 2005, the Company terminated the 1998 Stock Incentive Plan and the 1998 Non-Employee Director Stock Option Plan. After September 30, 2005, no new awards of any kind will be granted under any of these plans. However, the termination of these plans did not have any effect on outstanding options. Outstanding, vested options may be exercised any time prior to the expiration date of such award to the same extent such award would have been exercisable had the plans not been terminated.

        As of September 30, 2010, options to purchase an aggregate 391,688 shares of Common Stock were issued, outstanding and exercisable. The following table sets forth option activity under the 1998 Stock Incentive Plan and the 1998 Non-Employee Director Stock Option Plan for the years ended September 30, 2008, 2009 and 2010:

	Number of Options	Average Price Per Share	Aggregate Option Price
Outstanding at October 1, 2007	750,963	$10.06	$7,551
Exercised	(38,381)	8.17	(314)
Forfeited or expired	(149,065)	17.17	(2,560)

Outstanding at September 30, 2008	563,517	8.30	4,677
Exercised	(75,600)	4.21	(318)
Forfeited or expired	(30,000)	10.18	(305)

Outstanding at September 30, 2009	457,917	8.85	4,054
Exercised	(66,229)	4.20	(278)

Outstanding at September 30, 2010	391,688	$9.64	$3,776

        Options granted were issued at exercise prices that represented the quoted market price of Common Stock at the respective grant dates. For the years ended September 30, 2008, 2009 and 2010, options to purchase 232,800, 272,175 and 71,325 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of these stock options were greater than the average share price of the Company's common stock and, therefore, the effect would have been antidilutive.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

13. Capital Stock (Continued)

        The following table sets forth data related to exercise prices and lives for all issued, outstanding and exercisable options as of September 30, 2010, which include grants made under the 1998 Stock Incentive Plan and the 1998 Non-Employee Director Stock Option Plan:

	September 30, 2010
	Options Outstanding		Options Exercisable
Range of Exercise Prices	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
$3.50 (Avg. life: 1.2 years)	124,450	$3.50	124,450	$3.50
$10.50 - $14.22 (Avg. life: 3.5 years)	267,238	12.50	267,238	12.50

	391,688	$9.64	391,688	$9.64

        At September 30, 2010, the aggregate intrinsic value of stock options outstanding and exercisable was $2,370. The intrinsic value is the amount by which the market value of the underlying common stock exceeds the exercise price of the respective stock option.

        During the years ended September 30, 2008, 2009 and 2010, the Company received proceeds of $314, $318 and $278, respectively, related to the exercise of stock options and optionees realized aggregate pre-tax gains of $163, $323 and $683, respectively, from these stock option exercises.

        Share Purchase Program—Prior to fiscal 2010, the Company's Board of Directors approved a share purchase program authorizing the Company to buy up to 3,500,000 shares of Common Stock of the Company. During fiscal 2008, the Company purchased 349,150 shares at an aggregate price of $4,469. All shares of Common Stock held in treasury during fiscal 2008 were retired prior to September 30, 2008. During fiscal 2009, the Company purchased 356,775 shares at an aggregate price of $4,407. All shares of Common Stock held in treasury during fiscal 2009 were retired prior to September 30, 2009. During fiscal 2010, the Company purchased 327,348 shares at an aggregate price of $3,995. All shares of Common Stock held in treasury during fiscal 2010 were retired prior to September 30, 2010. As of September 30, 2010, the Company was permitted to purchase up to 879,792 additional shares under its approved share purchase program. The shares available for repurchase at September 30, 2010 have no expiration date. The Company accounts for treasury shares using the cost method.

        Direct Stock Purchase Plan—In October 2007, the Company registered a direct stock purchase plan with the Securities and Exchange Commission. The purpose of this direct stock purchase plan is to provide a convenient way for existing stockholders, as well as new investors, to purchase shares of the Company's Common Stock. A total of 1,500,000 shares of the Company's Common Stock were registered under the plan with 22,981 and 32,075 shares purchased for the years ended September 30, 2009 and 2010, respectively.

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

        Net sales attributed to customers in the United States and foreign countries for the years ended September 30, 2008, 2009 and 2010 were as follows:

	Year Ended September 30,
	2008	2009	2010
United States	$147,007	$145,131	$160,017
Foreign countries	19,878	17,215	20,035

	$166,885	$162,346	$180,052

        Certain net sales attributed to customers in the United States are sold to customers who in turn may sell such products to customers in foreign countries while certain net sales attributed to customers in foreign countries are sold to customers who in turn may sell such products to customers in the United States.

        The Company's net sales by product group for the years ended September 30, 2008, 2009 and 2010 were as follows:

	Year Ended September 30,
	2008	2009	2010
Branded nutritional supplements and other natural products	$149,700	$146,355	$164,615
Other(1)	17,185	15,991	15,437

	$166,885	$162,346	$180,052

(1)
Nets sales for any other product or group of similar products are less than 10% of consolidated net sales.

15. Employee Benefit Plans

        401(k) Plan—The Company has a 401(k) defined contribution profit sharing plan that covers substantially all employees. Under the plan, employees may contribute up to 15% of their compensation subject to certain exceptions and limitations. In addition, employees who meet certain age requirements may contribute additional amounts permitted by law under the plan. The Company makes matching contributions to the plan up to the first 4% of employee contributions and is permitted to make discretionary contributions under the plan. The amounts contributed to the plan by the Company were $756, $760 and $800 for the years ended September 30, 2008, 2009 and 2010, respectively.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

16. Supplemental Disclosure of Cash Flow Items

        Cash paid by the Company for interest was $1,457, $1,178 and $430 for the years ended September 30, 2008, 2009 and 2010, respectively. Cash paid by the Company for taxes was $6,053, $5,711 and $7,575 for the years ended September 30, 2008, 2009 and 2010, respectively.

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

18. Subsequent Events

        On October 7, 2010, the Company acquired certain operating assets of TRC Nutritional Labs, Inc. On October 14, 2010, the Company acquired certain operating assets of The Heritage Store, Inc. The primary assets acquired in these acquisitions included accounts receivable, inventory, equipment, a building, trademarks/tradenames, customer relationships and goodwill. The aggregate purchase price of these acquisitions was approximately $7,200 in cash. As of the date of these financial statements, the Company is determining the fair value of the acquired assets and the related allocations of the purchase prices but deemed it impracticable to disclose the allocations due to the short time frame between the acquisition dates and this filing.

NUTRACEUTICAL INTERNATIONAL CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(dollars in thousands)
September 30, 2010
Deducted from related asset account:
Allowance for sales returns	$817	$149	$—	$—	$966
Allowance for doubtful accounts	1,362	85	—	312	1,135
Inventory reserve	1,922	1,429	—	1,756	1,595
September 30, 2009
Deducted from related asset account:
Allowance for sales returns	818	90	—	91	817
Allowance for doubtful accounts	1,339	135	—	112	1,362
Inventory reserve	1,836	2,469	—	2,383	1,922
September 30, 2008
Deducted from related asset account:
Allowance for sales returns	852	—	—	34	818
Allowance for doubtful accounts	1,337	205	—	203	1,339
Inventory reserve	1,800	1,403	—	1,367	1,836

EXHIBIT INDEX

Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation of Nutraceutical(1)
3.2	Form of By-laws of Nutraceutical(1)
4.1	Form of certificate representing Common Stock(1)
4.2	Amended and Restated Registration Agreement dated as of January 31, 1995 among Nutraceutical and certain of its stockholders(1)
10.1	Form of Indemnification Agreement(1)
10.2	1998 Stock Incentive Plan(1)
10.3	1998 Non-Employee Director Stock Option Plan(1)
10.4	Form of Agreement for Stock Options granted under the 1998 Stock Incentive Plan and 1998 Non-Employee Director Stock Option Plan(2)
10.5	First Amendment to Credit Agreement dated as of September 7, 2006 among Nutraceutical and its lenders(3)
11.1	Computation of earnings per share The information required by Exhibit 11.1 is set forth on page F-4 of this Form 10-K.
21.1	Subsidiaries of Nutraceutical(4)
23.1	Consent of PricewaterhouseCoopers LLP(4)
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)

(1)
Incorporated herein by reference to the applicable exhibit to our Registration Statement on Form S-1/A, Registration No. 333-41909.

(2)
Filed as an exhibit to our Form 8-K filed on October 3, 2005 and incorporated herein by reference.

(3)
Filed as an exhibit to our Form 8-K filed on September 8, 2006 and incorporated herein by reference.

(4)
Filed herewith.