Form 10-Q
period 2010-12-31
NUTRACEUTICAL INTERNATIONAL CORP
filed 2011-01-27
CIK 1050007

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the Quarterly Period Ended December 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐    NO ☒

At January 27, 2011, the registrant had 10,420,117 shares of common stock outstanding.

NUTRACEUTICAL INTERNATIONAL CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	September 30, 2010(1)	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$3,740	$3,258
Accounts receivable, net	10,668	12,258
Inventories, net	40,273	39,706
Prepaid expenses and other current assets	2,107	1,743
Deferred income taxes	1,506	1,499

Total current assets	58,294	58,464
Property, plant and equipment, net	61,733	65,992
Goodwill	5,338	6,001
Intangible assets, net	19,671	20,420
Other non-current assets	2,115	2,822
Deferred income taxes, net	9,180	8,777

Total assets	$156,331	$162,476

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term debt	$28,000	$—
Accounts payable	10,621	11,093
Accrued expenses	7,052	6,183

Total current liabilities	45,673	17,276
Long-term debt	—	30,000
Other non-current liabilities	1,739	1,619

Total liabilities	47,412	48,895

Stockholders' equity
Common stock	104	104
Additional paid-in capital	23,408	24,084
Retained earnings	85,134	89,081
Accumulated other comprehensive income	273	312

Total stockholders' equity	108,919	113,581

Total liabilities and stockholders' equity	$156,331	$162,476

(1)
The condensed consolidated balance sheet as of September 30, 2010 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended December 31,
	2009	2010
Net sales	$44,839	$45,243
Cost of sales	21,365	21,781

Gross profit	23,474	23,462
Operating expenses
Selling, general and administrative	16,749	16,735
Amortization of intangible assets	298	390

Income from operations	6,427	6,337
Interest and other (income) expense, net	109	171

Income before provision for income taxes	6,318	6,166
Provision for income taxes	2,374	2,219

Net income	$3,944	$3,947
Other comprehensive income
Foreign currency translation adjustment, net of tax	2	39

Comprehensive income	$3,946	$3,986

Net income per common share
Basic	$0.38	$0.38
Diluted	0.37	0.38
Weighted average common shares outstanding
Basic	10,487,640	10,378,513
Dilutive effect of stock options	81,771	83,576

Diluted	10,569,411	10,462,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Three months ended December 31,
	2009	2010
Cash flows from operating activities
Net income	$3,944	$3,947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,760	1,942
Amortization of deferred financing fees	14	19
Losses on disposals of property and equipment	—	5
Deferred income taxes	370	410
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net	344	(1,473)
Inventories, net	(2,771)	1,383
Prepaid expenses and other current assets	832	458
Other non-current assets	1	112
Accounts payable	2,867	472
Accrued expenses	(1,515)	(855)
Other non-current liabilities	183	(120)

Net cash provided by operating activities	6,029	6,300

Cash flows from investing activities
Acquisitions of businesses	(11,608)	(7,118)
Purchases of property and equipment	(5,248)	(1,498)

Net cash used in investing activities	(16,856)	(8,616)

Cash flows from financing activities
Proceeds from debt	14,500	8,000
Payments on debt	(2,500)	(6,000)
Payments of deferred financing fees	—	(867)
Proceeds from issuances of common stock	353	431
Purchases of common stock for treasury	(2,225)	—
Tax benefit from stock option exercises	5	245

Net cash provided by financing activities	10,133	1,809

Effect of exchange rate changes on cash and cash equivalents	(10)	25

Net decrease in cash and cash equivalents	(704)	(482)
Cash and cash equivalents at beginning of period	5,858	3,740

Cash and cash equivalents at end of period	$5,154	$3,258

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollars in thousands, except per share data)

1. BASIS OF PRESENTATION

        Nutraceutical International Corporation and its subsidiaries (the "Company") is an integrated manufacturer, marketer, distributor and retailer of branded nutritional supplements and other natural products sold primarily to and through domestic health and natural food stores. Internationally, the Company markets and distributes branded nutritional supplements and other natural products to and through health and natural product distributors and retailers. The Company's core business strategy is to acquire, integrate and operate businesses in the natural products industry that manufacture, market and distribute branded nutritional supplements. The Company believes that the consolidation and integration of these acquired businesses provide ongoing financial synergies through increased scale and market penetration, as well as strengthened customer relationships.

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

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments to present fairly the consolidated financial position of the Company as of December 31, 2010 and the results of its operations and cash flows for the three months ended December 31, 2009 and 2010, in conformity with accounting principles generally accepted in the United States of America for interim financial information applied on a consistent basis. Results for the three months ended December 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year.

        Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Accordingly, these financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 30, 2010, which was filed with the Securities and Exchange Commission on November 23, 2010.

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

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

1. BASIS OF PRESENTATION (Continued)

New Accounting Standards

        The Company reviews new accounting standards as they are issued. Although some of these accounting standards may be applicable to the Company, the Company has not identified any new standards that the Company believes merit further discussion, and the Company expects that none would have a significant impact on the Company's consolidated financial statements.

2. ACCOUNTS RECEIVABLE, NET

        Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	September 30, 2010	December 31, 2010
Accounts receivable	$12,769	$14,377
Less allowances	(2,101)	(2,119)

	$10,668	$12,258

3. INVENTORIES, NET

        Inventories, net of reserves for slow moving, obsolete and/or damaged inventory, were comprised of the following:

	September 30, 2010	December 31, 2010
Raw materials	$15,369	$15,983
Work-in-process	5,117	4,994
Finished goods	21,382	20,444

	41,868	41,421
Less reserves	(1,595)	(1,715)

	$40,273	$39,706

4. ACQUISITIONS

        During the three months ended December 31, 2010, the Company made two acquisitions. On October 7, 2010, the Company acquired certain operating assets of TRC Nutritional Labs, Inc. On October 14, 2010, the Company acquired certain operating assets of The Heritage Store, Inc.

        The aggregate purchase price of these acquisitions was $7,118 in cash. The Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows presented herein include the activities of these acquired businesses from their respective dates of acquisition. The expected long-term sales and expense synergies of acquired businesses generally are not realized immediately following acquisition as certain transition and integration matters must be completed.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

4. ACQUISITIONS (Continued)

        These acquisitions are in keeping with the Company's business strategy of consolidating the fragmented industry in which it competes and were accounted for using the acquisition method of accounting. Accordingly, the aggregate purchase price was assigned to the assets acquired based on their fair market values at their respective dates of acquisition. The excess of aggregate purchase price over the fair market values of the assets acquired was classified as goodwill. The following reflects the final allocation of the aggregate purchase price for these acquisitions to the aggregate assets acquired:

Current assets	$1,027
Property, plant & equipment	4,318
Goodwill	663
Intangible assets	1,110

$7,118

        The acquired intangible assets include trademarks and tradenames totaling $430 that have indefinite lives and are not subject to amortization, as well as customer relationships totaling $680, which are being amortized for financial statement purposes over six years. The acquired intangible assets of $1,110, as well as goodwill of $663, which is not subject to amortization for financial statement purposes, are expected to be deductible for tax purposes over 15 years.

5. GOODWILL AND INTANGIBLE ASSETS

        The change in the carrying amount of goodwill from September 30, 2010 to December 31, 2010 was as follows:

Goodwill
Balance as of September 30, 2010
Goodwill	$45,732
Accumulated impairment losses	(40,394)

5,338
Goodwill attributable to fiscal 2011 acquisitions	663

Balance as of December 31, 2010
Goodwill	46,395
Accumulated impairment losses	(40,394)

$6,001

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

5. GOODWILL AND INTANGIBLE ASSETS (Continued)

        The carrying amounts of intangible assets at September 30, 2010 and December 31, 2010 were as follows:

	September 30, 2010			December 31, 2010
							Weighted- Average Amortization Period (Years)
	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount
Intangible assets subject to amortization:
Trademarks/trade names/patents	$686	$(466)	$220	$699	$(484)	$215	6
Customer relationships/distribution rights	7,689	(2,300)	5,389	8,394	(2,650)	5,744	6
Developed software and technology	772	(605)	167	772	(643)	129	5

	9,147	(3,371)	5,776	9,865	(3,777)	6,088
Intangible assets not subject to amortization:
Trademarks/trade names/licenses	13,895	—	13,895	14,332	—	14,332

	$23,042	$(3,371)	$19,671	$24,197	$(3,777)	$20,420

(1)
Amounts include the impact of foreign currency translation adjustments.

        Estimated future amortization expense related to the December 31, 2010 net carrying amount of $6,088 for intangible assets subject to amortization is as follows:

Year Ending September 30,	Estimated Amortization Expense
2011(1)	$1,197
2012	1,431
2013	1,231
2014	989
2015	887
Thereafter	353

$6,088

(1)
Estimated amortization expense for the year ending September 30, 2011 includes only amortization to be recorded after December 31, 2010.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

6. DEBT

        Debt was comprised of the following:

	September 30, 2010	December 31, 2010
Short-term debt—revolving credit facility	$28,000	$—
Long-term debt—revolving credit facility	—	30,000

	$28,000	$30,000

        The Company's debt is stated at book value which approximated its fair value at September 30, 2010 and December 31, 2010.

        On December 17, 2010, the Company amended and restated its revolving credit facility (the "Restated Credit Agreement"). The Restated Credit Agreement extends the term of the credit facility to December 2015, resets the available credit borrowings to $90,000 with no automatic reductions and provides an accordion feature which can increase the available credit borrowings to $120,000 subject to approval by the lenders and compliance with certain covenants and conditions. The lenders under the Restated Credit Agreement are Rabobank International and Wells Fargo. To date, the Company has not experienced any difficulties in accessing the available funds under the Restated Credit Agreement. Deferred financing fees of $867 related to the Restated Credit Agreement were deferred and are being amortized over the term of the Restated Credit Agreement. The Company's previous revolving credit facility would have matured on September 7, 2011. Therefore, the balance outstanding at September 30, 2010 was classified in current liabilities.

        At December 31, 2010, the Company had outstanding revolving credit borrowings of $30,000 under the Restated Credit Agreement. Borrowings under the Restated Credit Agreement are collateralized by substantially all assets of the Company. At the Company's election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At December 31, 2010, the applicable weighted-average interest rate for outstanding borrowings was 2.28%. The Company is also required to pay a quarterly fee of 0.50% on the unused balance under the Restated Credit Agreement. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The Restated Credit Agreement matures on December 15, 2015, and the Company is required to repay all principal and interest outstanding under the Restated Credit Agreement on such date.

        The Restated Credit Agreement contains restrictive covenants, including limitations on incurring other indebtedness and requirements that the Company maintain certain financial ratios. Upon the occurrence of a default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring the Company to repay all amounts outstanding under the Restated Credit Agreement.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

7. SHARE REPURCHASES

        During the three months ended December 31, 2010, the Company did not purchase or retire any shares of common stock. During the three months ended December 31, 2009, the Company purchased and retired 189,309 shares of common stock for an aggregate price of $2,225. As of December 31, 2010, the Company was permitted to purchase up to 879,792 additional shares under its approved purchase plan. The Company accounts for treasury shares using the cost method.

8. STOCK OPTIONS

        The following table summarizes stock option activity during the three months ended December 31, 2010:

	Number of Options	Weighted-Average Exercise Price
Options outstanding and exercisable at September 30, 2010	391,688	$9.64
Exercised	(66,738)	6.17

Options outstanding and exercisable at December 31, 2010	324,950	$10.35

        Options to purchase 232,800 shares of common stock for three months ended December 31, 2009 were excluded from the computation of diluted earnings per share because the exercise prices of these stock options were greater than the average share price of the Company's common stock and, therefore, the effect would have been antidilutive.

        During the three months ended December 31, 2010, the Company received proceeds of $412 related to the exercise of stock options. During this same period, the Company recorded a tax benefit of $245 and optionees realized an aggregate pre-tax gain of $636 from these stock option exercises. During the three months ended December 31, 2009, the Company received proceeds of $6 from the exercise of stock options, the Company recorded a tax benefit of $5 related to these option exercises and optionees realized an aggregate pre-tax gain of $14 from these stock option exercises.

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

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

9. SEGMENTS (Continued)

        Net sales attributed to customers in the United States and foreign countries for the three months ended December 31, 2009 and 2010 were as follows:

	Three months ended December 31,
	2009	2010
United States	$40,025	$40,672
Foreign countries	4,814	4,571

	$44,839	$45,243

        Certain net sales attributed to customers in the United States are sold to customers who in turn may sell such products to customers in foreign countries while certain net sales attributed to customers in foreign countries are sold to customers who in turn may sell such products to customers in the United States.

        The Company's net sales by product group for the three months ended December 31, 2009 and 2010 were as follows:

	Three months ended December 31,
	2009	2010
Branded nutritional supplements and other natural products	$40,945	$41,487
Other(1)	3,894	3,756

	$44,839	$45,243

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

        We were formed in 1993 to effect a consolidation strategy in the fragmented vitamin, mineral, herbal and other nutritional supplements industry (the "VMS Industry"). Since our formation, we have completed thirty-two acquisitions of assets or stock. As a result of acquisitions, internal growth and cost management, we believe that we are well positioned to continue to capitalize on acquisition opportunities that arise in the VMS Industry.

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

        Goodwill and Intangible Assets—Goodwill and intangible assets require estimates and a high degree of judgment in determining the initial recognition and measurement of goodwill and intangible assets, including factors and assumptions used in determining fair values and useful lives. Intangible assets with finite useful lives are amortized, while intangible assets with indefinite useful lives are not amortized. Amortizable intangible assets are reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill and non-amortizable intangible assets are tested annually for impairment and are tested for impairment between annual tests if an event occurs that would cause us to believe that value is impaired. Events that could trigger an impairment include changes in general and economic conditions that impact retail and consumer demand, as well as the market price of our common stock. Such events could negatively impact our future operating performance, cash flow and/or stock price and could result in goodwill and/or intangible asset impairment charges which could materially impact our consolidated financial statements. We perform our annual impairment testing as of September 30 each year, which is the last day of our fiscal year.

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

Results of Operations

        The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended December 31,
	2009	2010
Net sales	100.0%	100.0%
Cost of sales	47.6%	48.1%

Gross profit	52.4%	51.9%
Selling, general and administrative	37.4%	37.0%
Amortization of intangible assets	0.7%	0.9%

Income from operations	14.3%	14.0%
Interest and other (income) expense, net	0.2%	0.4%

Income before provision for income taxes	14.1%	13.6%
Provision for income taxes	5.3%	4.9%

Net income	8.8%	8.7%

EBITDA(1)	18.3%	18.3%

(1)
See "—EBITDA."

Comparison of the Three Months Ended December 31, 2010 to the Three Months Ended December 31, 2009

        Net Sales.    Net sales increased by $0.4 million, or 0.9%, to $45.2 million for the three months ended December 31, 2010 ("first quarter of fiscal 2011") from $44.8 million for the three months ended December 31, 2009 ("first quarter of fiscal 2010"). Net sales of branded nutritional supplements and other natural products increased by $0.6 million, or 1.3%, to $41.5 million for the first quarter of fiscal 2011 compared to $40.9 million for the first quarter of fiscal 2010. The increase in net sales of branded nutritional supplements and other natural products was primarily related to the net sales contributions of the fiscal 2010 and fiscal 2011 acquisitions, partially offset by a decrease in sales volume of branded products to certain customers. The impact on net sales of branded products attributable to price changes was not material. Other net sales were $3.7 million for the first quarter of fiscal 2011 compared to $3.9 million for the first quarter of fiscal 2010.

        Gross Profit.    Gross profit was $23.5 million for both the first quarter of fiscal 2011 and the first quarter of fiscal 2010. As a percentage of net sales, gross profit decreased to 51.9% for the first quarter of fiscal 2011 from 52.4% for the first quarter of fiscal 2010. This decrease in gross profit percentage was primarily attributable to increased manufacturing overhead costs related to the expansion of our liquid manufacturing operations, partially offset by a decrease in material costs due to vendor price decreases and changes in sales mix.

        Selling, General and Administrative.    Selling, general and administrative expenses were $16.7 million for both the first quarter of fiscal 2011 and the first quarter of fiscal 2010. As a percentage of net sales, selling, general and administrative expenses decreased to 37.0% for the first quarter of fiscal 2011 compared to 37.4% for the first quarter of fiscal 2010. This decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to the increase in net sales, which allowed us to better leverage our cost structure.

        Amortization of Intangible Assets.    Amortization of intangible assets was $0.4 million for the first quarter of fiscal 2011 and $0.3 million for the first quarter of fiscal 2010. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

        Interest and Other (Income) Expense, Net.    Net interest and other (income) expense was $0.2 million for the first quarter of fiscal 2011 and $0.1 million for the first quarter of fiscal 2010 and primarily consisted of interest expense on indebtedness under our revolving credit facility with the increase being primarily related to an increase in interest rates.

        Provision for Income Taxes.    Our effective tax rate was 36.0% for the first quarter of fiscal 2011 and 37.6% for the first quarter of fiscal 2010. In each period, our effective tax rate was higher than the federal statutory rate primarily due to state taxes.

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

        The following table sets forth a reconciliation of net income to EBITDA for each period included herein:

	Three Months Ended December 31,
	2009	2010
	(dollars in thousands)
Net income	$3,944	$3,947
Provision for income taxes	2,374	2,219
Interest and other (income) expense, net(1)	109	171
Depreciation and amortization	1,760	1,942

EBITDA	$8,187	$8,279

(1)
Includes amortization of deferred financing fees.

        Our EBITDA increased to $8.3 million for the first quarter of fiscal 2011 from $8.2 million for the first quarter of fiscal 2010. EBITDA as a percentage of net sales was 18.3% for both the first quarter of fiscal 2011 and the first quarter of fiscal 2010.

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

Liquidity and Capital Resources

        We had working capital of $41.2 million as of December 31, 2010 compared to $12.6 million as of September 30, 2010. This increase in working capital was primarily the result of debt related to our revolving credit facility being classified as a non-current liability at December 31, 2010 as compared to a current liability at September 30, 2010 based on the amendment and restatement of our revolving credit facility on December 17, 2010. The increase in working capital was also the result of an increase in accounts receivable and a decrease in accrued expenses partially offset by decreases in cash and inventories and an increase in accounts payable.

        Net cash provided by operating activities for the three months ended December 31, 2010 was $6.3 million compared to $6.0 million for the comparable period in fiscal 2010. This increase in net cash provided by operating activities for the three months ended December 31, 2010 was primarily attributable to changes in assets and liabilities, net of effects of acquisitions.

        Net cash used in investing activities was $8.6 million for the three months ended December 31, 2010 compared to $16.9 million for the comparable period in fiscal 2010. Our investing activities during these periods consisted of acquisitions of businesses and capital expenditures primarily related to building improvements related to facility consolidation efforts, distribution and manufacturing equipment and information systems.

        During the three months ended December 31, 2010, we acquired two businesses for $7.1 million in cash. On October 7, 2010, we acquired certain operating assets of TRC Nutritional Labs, Inc. and on October 14, 2010, we acquired certain operating assets of The Heritage Store, Inc. During the three months ended December 31, 2009, we acquired two businesses for $11.6 million in cash. On October 9,

2009, we acquired selected assets of Nutritional Specialties, Inc. and on December 18, 2009, we acquired selected assets of Organix-South, Inc.

        Net cash provided by financing activities was $1.8 million for the three months ended December 31, 2010 compared to $10.1 million for the comparable period in fiscal 2010. During these periods, financing activities primarily related to borrowings and repayments under our revolving credit facility, payments of deferred financing fees, purchases of common stock for treasury and proceeds from the issuance of common stock related to stock option exercises and the direct stock purchase plan.

        In October 2007, we registered a direct stock purchase plan with the Securities and Exchange Commission. The purpose of this direct stock purchase plan is to provide a convenient way for existing stockholders, as well as new investors, to purchase shares of our common stock. A total of 1,500,000 shares of our common stock were registered under the plan with 1,292 shares purchased during the three months ended December 31, 2010. As of December 31, 2010, there were 1,430,609 shares of common stock available for purchase.

        On December 17, 2010, we amended and restated our revolving credit facility (the "Restated Credit Agreement"). The Restated Credit Agreement extends the term of the credit facility to December 2015, resets the available credit borrowings to $90 million with no automatic reductions and provides an accordion feature which can increase the available credit borrowings to $120 million subject to approval by the lenders and compliance with certain covenants and conditions. The lenders under the Restated Credit Agreement are Rabobank International and Wells Fargo. To date, we have not experienced any difficulties in accessing the available funds under the Restated Credit Agreement. Deferred financing fees of $0.9 million related to the Restated Credit Agreement were deferred and are being amortized over the term of the Restated Credit Agreement.

        At December 31, 2010, we had outstanding revolving credit borrowings of $30 million under the Restated Credit Agreement. Borrowings under the Restated Credit Agreement are collateralized by substantially all of our assets. At our election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At December 31, 2010, the applicable weighted-average interest rate for outstanding borrowings was 2.28%. We are also required to pay a quarterly fee of 0.50% on the unused balance under the Restated Credit Agreement. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The Restated Credit Agreement matures on December 15, 2015, and we are required to repay all principal and interest outstanding under the Restated Credit Agreement on such date.

        The Restated Credit Agreement contains restrictive covenants, including limitations on incurring certain other indebtedness and requirements that we maintain certain financial ratios. As of December 31, 2010, we were in compliance with the restrictive covenants. Upon the occurrence of a default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring us to repay all amounts outstanding under the Restated Credit Agreement.

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

Contractual Obligations and Other Commitments

        Our significant non-cancelable contractual obligations and other commitments as of December 31, 2010 were as follows:

	Payments Due By Period
Contractual Obligations and Other Commitments	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(dollars in thousands)
Revolving credit facility	$30,000	$—	$—	$30,000	$—
Interest on revolving credit facility(a)	5,078	1,024	2,048	2,006	—
Operating leases	4,725	2,659	1,860	190	16

Total	$39,803	$3,683	$3,908	$32,196	$16

(a)
Represents estimated interest obligations associated with our outstanding revolving credit facility balance of $30.0 million at December 31, 2010, assuming no principal payments are made before maturity, a weighted-average interest rate of 2.28% and an underutilization fee rate of 0.50%.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        At our election, borrowings under the Restated Credit Agreement bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At December 31, 2010, the applicable weighted-average interest rate for borrowings was 2.28% and we had total borrowings outstanding of $30.0 million.

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

Item 1A.    Risk Factors

        There have been no material changes in our risk factors from those disclosed in our 2010 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        We did not sell any unregistered equity securities during the period covered by this Form 10-Q for the Quarterly Period Ended December 31, 2010.

        Prior to fiscal 2010, our Board of Directors approved a share purchase program authorizing us to buy up to 3,500,000 shares of our common stock. As of December 31, 2010, there were 879,792 shares available for purchase under this program. The shares available for purchase under this program have no expiration date. There were no purchases under this program during the three months ended December 31, 2010.

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

NUTRACEUTICAL INTERNATIONAL CORPORATION (Registrant)
Date: January 27, 2011	By:	/s/ CORY J. MCQUEEN Cory J. McQueen Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)