Form 10-Q
period 2011-03-31
NUTRACEUTICAL INTERNATIONAL CORP
filed 2011-04-28
CIK 1050007

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the Quarterly Period Ended March 31, 2011

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

YES ☐    NO ☒

At April 28, 2011, the registrant had 10,301,734 shares of common stock outstanding.

NUTRACEUTICAL INTERNATIONAL CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	September 30, 2010(1)	March 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$3,740	$5,850
Accounts receivable, net	10,668	12,935
Inventories, net	40,273	38,528
Prepaid expenses and other current assets	2,107	1,865
Deferred income taxes	1,506	1,475

Total current assets	58,294	60,653
Property, plant and equipment, net	61,733	66,233
Goodwill	5,338	6,161
Intangible assets, net	19,671	20,143
Other non-current assets	2,115	2,633
Deferred income taxes, net	9,180	8,288

Total assets	$156,331	$164,111

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term debt	$28,000	$—
Accounts payable	10,621	13,393
Accrued expenses	7,052	5,660

Total current liabilities	45,673	19,053
Long-term debt	—	27,000
Other non-current liabilities	1,739	1,499

Total liabilities	47,412	47,552

Stockholders' equity
Common stock	104	103
Additional paid-in capital	23,408	22,386
Retained earnings	85,134	93,633
Accumulated other comprehensive income	273	437

Total stockholders' equity	108,919	116,559

Total liabilities and stockholders' equity	$156,331	$164,111

(1)
The condensed consolidated balance sheet as of September 30, 2010 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2010	2011	2010	2011
Net sales	$47,896	$49,549	$92,735	$94,792
Cost of sales	22,553	24,135	43,918	45,916

Gross profit	25,343	25,414	48,817	48,876
Operating expenses
Selling, general and administrative	16,679	17,512	33,428	34,247
Amortization of intangible assets	314	404	612	794

Income from operations	8,350	7,498	14,777	13,835
Interest and other (income) expense, net	147	338	256	509

Income before provision for income taxes	8,203	7,160	14,521	13,326
Provision for income taxes	3,102	2,608	5,476	4,827

Net income	$5,101	$4,552	$9,045	$8,499
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	(77)	125	(75)	164

Comprehensive income	$5,024	$4,677	$8,970	$8,663

Net income per common share
Basic	$0.49	$0.44	$0.87	$0.82
Diluted	0.49	0.44	0.86	0.81
Weighted average common shares outstanding
Basic	10,385,927	10,371,037	10,437,342	10,374,816
Dilutive effect of stock options	92,759	54,527	87,265	69,051

Diluted	10,478,686	10,425,564	10,524,607	10,443,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Six months ended March 31,
	2010	2011
Cash flows from operating activities
Net income	$9,045	$8,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,527	3,975
Amortization of deferred financing fees	28	65
Losses on disposals of property and equipment	—	15
Deferred income taxes	1,014	923
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net	(566)	(2,135)
Inventories, net	(5,654)	2,611
Prepaid expenses and other current assets	713	336
Other non-current assets	(1,508)	185
Accounts payable	3,869	2,772
Accrued expenses	(9)	(1,303)
Other non-current liabilities	514	(240)

Net cash provided by operating activities	10,973	15,703

Cash flows from investing activities
Acquisitions of businesses	(11,608)	(7,403)
Purchases of property and equipment	(8,206)	(3,364)

Net cash used in investing activities	(19,814)	(10,767)

Cash flows from financing activities
Proceeds from debt	17,500	8,000
Payments on debt	(5,500)	(9,000)
Payments of deferred financing fees	—	(878)
Proceeds from issuances of common stock	421	660
Purchases of common stock for treasury	(2,830)	(1,933)
Tax benefit from stock option exercises	43	250

Net cash provided by (used in) financing activities	9,634	(2,901)

Effect of exchange rate changes on cash and cash equivalents	(42)	75

Net increase in cash and cash equivalents	751	2,110
Cash and cash equivalents at beginning of period	5,858	3,740

Cash and cash equivalents at end of period	$6,609	$5,850

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

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments to present fairly the consolidated financial position of the Company as of March 31, 2011, the results of its operations for the three and six months ended March 31, 2010 and 2011 and its cash flows for the six months ended March 31, 2010 and 2011, in conformity with accounting principles generally accepted in the United States of America for interim financial information applied on a consistent basis. Results for the three and six months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

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

2. ACCOUNTS RECEIVABLE, NET

        Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	September 30, 2010	March 31, 2011
Accounts receivable	$12,769	$15,028
Less allowances	(2,101)	(2,093)

	$10,668	$12,935

3. INVENTORIES, NET

        Inventories, net of reserves for slow moving, obsolete and/or damaged inventory, were comprised of the following:

	September 30, 2010	March 31, 2011
Raw materials	$15,369	$16,399
Work-in-process	5,117	5,385
Finished goods	21,382	18,335

	41,868	40,119
Less reserves	(1,595)	(1,591)

	$40,273	$38,528

4. ACQUISITIONS

        During the six months ended March 31, 2011, the Company made three acquisitions of businesses. On October 7, 2010, the Company acquired certain operating assets of TRC Nutritional Labs, Inc. On October 14, 2010, the Company acquired certain operating assets of The Heritage Store, Inc. On February 24, 2011, the Company acquired certain operating assets of SunFeather Natural Soap Company, Inc.

        The aggregate purchase price of these acquisitions was $7,403 in cash. The Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows presented herein include the activities of these acquired businesses from their respective dates of acquisition. The expected long-term sales and expense synergies of acquired businesses generally are

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

4. ACQUISITIONS (Continued)

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

Current assets	$1,092
Property, plant and equipment	4,332
Goodwill	823
Intangible assets	1,156

$7,403

        The acquired intangible assets include trademarks and tradenames totaling $449 that have indefinite lives and are not subject to amortization, as well as customer relationships totaling $707, which are being amortized for financial statement purposes over three to six years. The acquired intangible assets of $1,156, as well as goodwill of $823, which is not subject to amortization for financial statement purposes, are expected to be deductible for tax purposes over 15 years.

5. GOODWILL AND INTANGIBLE ASSETS

        The change in the carrying amount of goodwill from September 30, 2010 to March 31, 2011 was as follows:

Goodwill
Balance as of September 30, 2010
Goodwill	$45,732
Accumulated impairment losses	(40,394)

5,338
Goodwill attributable to fiscal 2011 acquisitions	823

Balance as of March 31, 2011
Goodwill	46,555
Accumulated impairment losses	(40,394)

$6,161

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

5. GOODWILL AND INTANGIBLE ASSETS (Continued)

        The carrying amounts of intangible assets at September 30, 2010 and March 31, 2011 were as follows:

	September 30, 2010			March 31, 2011
							Weighted- Average Amortization Period (Years)
	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount
Intangible assets subject to amortization:
Trademarks/trade names/patents	$686	$(466)	$220	$705	$(501)	$204	6
Customer relationships/distribution rights	7,689	(2,300)	5,389	8,534	(3,070)	5,464	6
Developed software and technology	772	(605)	167	772	(682)	90	5

	9,147	(3,371)	5,776	10,011	(4,253)	5,758
Intangible assets not subject to amortization:
Trademarks/trade names/licenses	13,895	—	13,895	14,385	—	14,385

	$23,042	$(3,371)	$19,671	$24,396	$(4,253)	$20,143

(1)
Amounts include the impact of foreign currency translation adjustments.

        Estimated future amortization expense related to the March 31, 2011 net carrying amount of $5,758 for intangible assets subject to amortization is as follows:

Year Ending September 30,	Estimated Amortization Expense
2011(1)	$811
2012	1,460
2013	1,252
2014	994
2015	888
Thereafter	353

$5,758

(1)
Estimated amortization expense for the year ending September 30, 2011 includes only amortization to be recorded after March 31, 2011.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

6. DEBT

        Debt was comprised of the following:

	September 30, 2010	March 31, 2011
Short-term debt—revolving credit facility	$28,000	$—
Long-term debt—revolving credit facility	—	27,000

	$28,000	$27,000

        The Company's debt is stated at book value which approximated its fair value at September 30, 2010 and March 31, 2011.

        On December 17, 2010, the Company amended and restated its revolving credit facility (the "Restated Credit Agreement"). The Restated Credit Agreement extends the term of the credit facility to December 2015, resets the available credit borrowings to $90,000 with no automatic reductions and provides an accordion feature which can increase the available credit borrowings to $120,000 subject to approval by the lenders and compliance with certain covenants and conditions. The lenders under the Restated Credit Agreement are Rabobank International and Wells Fargo. To date, the Company has not experienced any difficulties in accessing the available funds under the Restated Credit Agreement. Deferred financing fees of $878 related to the Restated Credit Agreement were deferred and are being amortized over the term of the Restated Credit Agreement. The Company's previous revolving credit facility would have matured on September 7, 2011. Therefore, the balance outstanding at September 30, 2010 was classified in current liabilities.

        At March 31, 2011, the Company had outstanding revolving credit borrowings of $27,000 under the Restated Credit Agreement. Borrowings under the Restated Credit Agreement are collateralized by substantially all assets of the Company. At the Company's election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At March 31, 2011, the applicable weighted-average interest rate for outstanding borrowings was 2.31%. The Company is also required to pay a quarterly fee of 0.50% on the unused balance under the Restated Credit Agreement. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The Restated Credit Agreement matures on December 15, 2015, and the Company is required to repay all principal and interest outstanding under the Restated Credit Agreement on such date.

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

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

7. SHARE REPURCHASES

        During the three and six months ended March 31, 2011, the Company purchased and retired 135,771 shares of common stock for an aggregate price of $1,933. During the three months ended March 31, 2010, the Company purchased and retired 50,100 shares of common stock for an aggregate price of $605. During the six months ended March 31, 2010, the Company purchased and retired 239,409 shares of common stock for an aggregate price of $2,830. As of March 31, 2011, the Company was permitted to purchase up to 744,021 additional shares under its approved purchase plan. The Company accounts for treasury shares using the cost method.

8. STOCK OPTIONS

        The following table summarizes stock option activity during the six months ended March 31, 2011:

	Number of Options	Weighted-Average Exercise Price
Options outstanding and exercisable at September 30, 2010	391,688	$9.64
Exercised	(67,888)	6.12

Options outstanding and exercisable at March 31, 2011	323,800	$10.38

        Options to purchase 52,500 and 142,650 shares of common stock for the three and six months ended March 31, 2010, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of these stock options were greater than the average share price of the Company's common stock and, therefore, the effect would have been antidilutive.

        During the six months ended March 31, 2011, the Company received proceeds of $416 related to the exercise of stock options. During this same period, the Company recorded a tax benefit of $250 and optionees realized an aggregate pre-tax gain of $648 from these stock option exercises. During the six months ended March 31, 2010, the Company received proceeds of $55 related to the exercise of stock options. During this same period, the Company recorded a tax benefit of $43 and optionees realized an aggregate pre-tax gain of $112 from these stock option exercises.

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

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

9. SEGMENTS (Continued)

        Net sales attributed to customers in the United States and foreign countries for the three and six months ended March 31, 2010 and 2011 were as follows:

	Three months ended March 31,		Six months ended March 31,
	2010	2011	2010	2011
United States	$41,933	$44,422	$81,958	$85,094
Foreign countries	5,963	5,127	10,777	9,698

	$47,896	$49,549	$92,735	$94,792

        Certain net sales attributed to customers in the United States are sold to customers who in turn may sell such products to customers in foreign countries while certain net sales attributed to customers in foreign countries are sold to customers who in turn may sell such products to customers in the United States.

        The Company's net sales by product group for the three and six months ended March 31, 2010 and 2011 were as follows:

	Three months ended March 31,		Six months ended March 31,
	2010	2011	2010	2011
Branded nutritional supplements and other natural products	$43,963	$45,653	$84,908	$87,140
Other(1)	3,933	3,896	7,827	7,652

	$47,896	$49,549	$92,735	$94,792

(1)
Net sales for any other product or group of similar products are less than 10% of consolidated net sales.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        The following discussion and analysis should be read in conjunction with the other sections of this report on Form 10-Q, including Part I, Item 1.

        We are an integrated manufacturer, marketer, distributor and retailer of branded nutritional supplements and other natural products sold primarily to and through domestic health and natural food stores. Internationally, we market and distribute branded nutritional supplements and other natural products to and through health and natural product distributors and retailers. Our core business strategy is to acquire, integrate and operate businesses in the natural products industry that manufacture, market and distribute branded nutritional supplements. We believe that the consolidation and integration of these acquired businesses provide ongoing financial synergies through increased scale and market penetration, as well as strengthened customer relationships.

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

        We were formed in 1993 to effect a consolidation strategy in the fragmented vitamin, mineral, herbal and other nutritional supplements industry (the "VMS Industry"). Since our formation, we have completed thirty-three acquisitions of assets or stock. As a result of acquisitions, internal growth and cost management, we believe that we are well positioned to continue to capitalize on acquisition opportunities that arise in the VMS Industry.

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

New Accounting Standards

        See Note 1 to the Condensed Consolidated Financial Statements for information regarding new accounting standards.

Results of Operations

        The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2011	2010	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	47.1%	48.7%	47.4%	48.4%

Gross profit	52.9%	51.3%	52.6%	51.6%
Selling, general and administrative	34.8%	35.3%	36.0%	36.1%
Amortization of intangible assets	0.7%	0.8%	0.7%	0.8%

Income from operations	17.4%	15.2%	15.9%	14.7%
Interest and other (income) expense, net	0.3%	0.7%	0.2%	0.6%

Income before provision for income taxes	17.1%	14.5%	15.7%	14.1%
Provision for income taxes	6.5%	5.3%	5.9%	5.1%

Net income	10.6%	9.2%	9.8%	9.0%

EBITDA(1)	21.1%	19.2%	19.7%	18.8%

(1)
See "—EBITDA."

Comparison of the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010

        Net Sales.    Net sales increased by $1.6 million, or 3.5%, to $49.5 million for the three months ended March 31, 2011 ("second quarter of fiscal 2011") from $47.9 million for the three months ended March 31, 2010 ("second quarter of fiscal 2010"). Net sales of branded nutritional supplements and other natural products increased by $1.6 million, or 3.8%, to $45.6 million for the second quarter of fiscal 2011 compared to $44.0 million for the second quarter of fiscal 2010. The increase in net sales of branded nutritional supplements and other natural products was primarily related to the net sales contributions of the fiscal 2010 and fiscal 2011 acquisitions, partially offset by a decrease in sales volume of branded products to certain customers. The impact on net sales of branded products attributable to price changes was not material. Other net sales were $3.9 million for both the second quarter of fiscal 2011 and the second quarter of fiscal 2010.

        Gross Profit.    Gross profit was $25.4 million for the second quarter of fiscal 2011 and $25.3 million for the second quarter of fiscal 2010. As a percentage of net sales, gross profit decreased to 51.3% for the second quarter of fiscal 2011 from 52.9% for the second quarter of fiscal 2010. This decrease in gross profit percentage was primarily attributable to increased manufacturing overhead costs related to the expansion of our liquid manufacturing operations, partially offset by a decrease in material costs due to vendor price decreases and changes in sales mix.

        Selling, General and Administrative.    Selling, general and administrative expenses increased by $0.8 million, or 5.0%, to $17.5 million for the second quarter of fiscal 2011 from $16.7 million for the second quarter of fiscal 2010. As a percentage of net sales, selling, general and administrative expenses increased to 35.3% for the second quarter of fiscal 2011 compared to 34.8% for the second quarter of fiscal 2010. This increase in selling, general and administrative expenses was primarily attributable to operational and transition costs related to the fiscal 2011 acquisitions.

        Amortization of Intangible Assets.    Amortization of intangible assets was $0.4 million for the second quarter of fiscal 2011 and $0.3 million for the second quarter of fiscal 2010. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

        Interest and Other (Income) Expense, Net.    Net interest and other (income) expense was $0.3 million for the second quarter of fiscal 2011 and $0.1 million for the second quarter of fiscal 2010 and primarily consisted of interest expense on indebtedness under our revolving credit facility with the increase being primarily related to an increase in interest rates.

        Provision for Income Taxes.    Our effective tax rate was 36.4% for the second quarter of fiscal 2011 and 37.8% for the second quarter of fiscal 2010. The decrease in the effective tax rate was primarily due to an increase in the domestic production deduction rate. In each period, our effective tax rate was higher than the federal statutory rate primarily due to state taxes.

Comparison of the Six Months Ended March 31, 2011 to the Six Months Ended March 31, 2010

        Net Sales.    Net sales increased by $2.1 million, or 2.2%, to $94.8 million for the six months ended March 31, 2011 from $92.7 million for the six months ended March 31, 2010. Net sales of branded nutritional supplements and other natural products increased by $2.2 million, or 2.6%, to $87.1 million for the six months ended March 31, 2011 compared to $84.9 million for the six months ended March 31, 2010. The increase in net sales of branded nutritional supplements and other natural products was primarily related to the net sales contributions of the fiscal 2010 and fiscal 2011 acquisitions, partially offset by a decrease in sales volume of branded products to certain customers. The impact on net sales of branded products attributable to price changes was not material. Other net sales were $7.7 million for the six months ended March 31, 2011 compared to $7.8 million for the six months ended March 31, 2010.

        Gross Profit.    Gross profit was $48.9 million for the six months ended March 31, 2011 and $48.8 million for the six months ended March 31, 2010. As a percentage of net sales, gross profit decreased to 51.6% for the six months ended March 31, 2011 from 52.6% for the six months ended March 31, 2010. This decrease in gross profit percentage was primarily attributable to increased manufacturing overhead costs related to the expansion of our liquid manufacturing operations, partially offset by a decrease in material costs due to vendor price decreases and changes in sales mix.

        Selling, General and Administrative.    Selling, general and administrative expenses increased by $0.8 million, or 2.5%, to $34.2 million for the six months ended March 31, 2011 from $33.4 million for the six months ended March 31, 2010. This increase in selling, general and administrative expenses was primarily attributable to operational and transition costs related to the fiscal 2011 acquisitions. As a percentage of net sales, selling, general and administrative expenses were 36.1% for the six months ended March 31, 2011 compared to 36.0% for the six months ended March 31, 2010.

        Amortization of Intangible Assets.    Amortization of intangibles was $0.8 million for the six months ended March 31, 2011 and $0.6 million for the six months ended March 31, 2010. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

        Interest and Other (Income) Expense, Net.    Net interest and other (income) expense was $0.5 million for the six months ended March 31, 2011 and $0.3 million for the six months ended March 31, 2010 and primarily consisted of interest expense on indebtedness under our revolving credit facility with the increase being primarily related to an increase in interest rates.

        Provision (Benefit) for Income Taxes.    Our effective tax rate was 36.2% for the six months ended March 31, 2011 and 37.7% for the six months ended March 31, 2010. The decrease in the effective tax rate was primarily due to an increase in the domestic production deduction rate. In each period, our effective tax rate was higher than the federal statutory rate primarily due to state taxes.

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

        The following table sets forth a reconciliation of net income to EBITDA for each period included herein:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2011	2010	2011
	(dollars in thousands)
Net income	$5,101	$4,552	$9,045	$8,499
Provision for income taxes	3,102	2,608	5,476	4,827
Interest and other (income) expense, net(1)	147	338	256	509
Depreciation and amortization	1,767	2,033	3,527	3,975

EBITDA	$10,117	$9,531	$18,304	$17,810

(1)
Includes amortization of deferred financing fees.

        Our EBITDA decreased to $9.5 million for the second quarter of fiscal 2011 from $10.1 million for the second quarter of fiscal 2010. EBITDA as a percentage of net sales decreased to 19.2% for the second quarter of fiscal 2011 from 21.1% for the second quarter of fiscal 2010.

        Our EBITDA decreased to $17.8 million for the six months ended March 31, 2011 from $18.3 million for the six months ended March 31, 2010. EBITDA as a percentage of net sales decreased to 18.8% for the six months ended March 31, 2011 from 19.7% for the six months ended March 31, 2010.

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

Liquidity and Capital Resources

        We had working capital of $41.6 million as of March 31, 2011 compared to $12.6 million as of September 30, 2010. This increase in working capital was primarily the result of debt related to our revolving credit facility being classified as a non-current liability at March 31, 2011 as compared to a current liability at September 30, 2010 based on the amendment and restatement of our revolving credit facility on December 17, 2010. The increase in working capital was also the result of increases in cash and accounts receivable and a decrease in accrued expenses partially offset by a decrease in inventories and an increase in accounts payable.

        Net cash provided by operating activities for the six months ended March 31, 2011 was $15.7 million compared to $11.0 million for the comparable period in fiscal 2010. This increase in net cash provided by operating activities for the six months ended March 31, 2011 was primarily attributable to changes in assets and liabilities, net of effects of acquisitions.

        Net cash used in investing activities was $10.8 million for the six months ended March 31, 2011 compared to $19.8 million for the comparable period in fiscal 2010. Our investing activities during these periods consisted of acquisitions of businesses and capital expenditures. Capital expenditures primarily related to building improvements related to facility consolidation efforts, distribution and manufacturing equipment and information systems.

        During the six months ended March 31, 2011, we acquired three businesses for $7.4 million in cash. On October 7, 2010, we acquired certain operating assets of TRC Nutritional Labs, Inc. On October 14, 2010, we acquired certain operating assets of The Heritage Store, Inc. On February 24, 2011, we acquired certain operating assets of SunFeather Natural Soap Company, Inc. During the six months ended March 31, 2010, we acquired two businesses for $11.6 million in cash. On October 9, 2009, we acquired selected assets of Nutritional Specialties, Inc. On December 18, 2009, we acquired selected assets of Organix-South, Inc.

        Net cash used in financing activities was $2.9 million for the six months ended March 31, 2011 compared to net cash provided by financing activities of $9.6 million for the comparable period in fiscal 2010. During these periods, financing activities primarily related to borrowings and repayments under our revolving credit facility, payments of deferred financing fees, purchases of common stock for treasury and proceeds from the issuance of common stock related to stock option exercises and the direct stock purchase plan.

        In October 2007, we registered a direct stock purchase plan with the Securities and Exchange Commission. The purpose of this direct stock purchase plan is to provide a convenient way for existing stockholders, as well as new investors, to purchase shares of our common stock. A total of 1,500,000 shares of our common stock were registered under the plan with 17,537 shares purchased during the six months ended March 31, 2011. As of March 31, 2011, there were 1,414,364 shares of common stock available for purchase.

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

        At March 31, 2011, we had outstanding revolving credit borrowings of $27.0 million under the Restated Credit Agreement. Borrowings under the Restated Credit Agreement are collateralized by substantially all of our assets. At our election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At March 31, 2011, the applicable weighted-average interest rate for outstanding borrowings was 2.31%. We are also required to pay a quarterly fee of 0.50% on the unused balance under the Restated Credit Agreement. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The Restated Credit Agreement matures on December 15, 2015, and we are required to repay all principal and interest outstanding under the Restated Credit Agreement on such date.

        The Restated Credit Agreement contains restrictive covenants, including limitations on incurring certain other indebtedness and requirements that we maintain certain financial ratios. As of March 31, 2011, we were in compliance with the restrictive covenants. Upon the occurrence of a default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring us to repay all amounts outstanding under the Restated Credit Agreement.

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

Contractual Obligations and Other Commitments

        Our significant non-cancelable contractual obligations and other commitments as of March 31, 2011 were as follows:

	Payments Due By Period
Contractual Obligations and Other Commitments	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(dollars in thousands)
Revolving credit facility	$27,000	$—	$—	$27,000	$—
Interest on revolving credit facility(a)	4,603	977	1,954	1,672	—
Operating leases	5,122	2,752	2,007	332	31

Total	$36,725	$3,729	$3,961	$29,004	$31

(a)
Represents estimated interest obligations associated with our outstanding revolving credit facility balance of $27.0 million at March 31, 2011, assuming no principal payments are made before maturity, a weighted-average interest rate of 2.31% and an underutilization fee rate of 0.50%.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        At our election, borrowings under the Restated Credit Agreement bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At March 31, 2011, the applicable weighted-average interest rate for borrowings was 2.31% and we had total borrowings outstanding of $27.0 million.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        We did not sell any unregistered equity securities during the quarterly period ended March 31, 2011.

        Prior to fiscal 2010, our Board of Directors approved a share purchase program authorizing us to buy up to 3,500,000 shares of our common stock. As of March 31, 2011, there were 744,021 shares available for purchase under this program. The shares available for purchase under this program have no expiration date. Purchases under this program during the three months ended March 31, 2011 occurred in January, February and March as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1 - 31, 2011	3,725	$14.07	3,725
February 1 - 28, 2011	89,550	14.16	89,550
March 1 - 31, 2011	42,496	14.42	42,496

	135,771	$14.24	135,771	744,021

Item 6.    Exhibits

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEUTICAL INTERNATIONAL CORPORATION
(Registrant)

Date: April 28, 2011	By:	/s/ CORY J. MCQUEEN Cory J. McQueen Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)