Form 10-Q
period 2011-06-30
NUTRACEUTICAL INTERNATIONAL CORP
filed 2011-07-28
CIK 1050007

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the Quarterly Period Ended June 30, 2011

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

YES ☐    NO ☒

        At July 28, 2011, the registrant had 10,305,023 shares of common stock outstanding.

NUTRACEUTICAL INTERNATIONAL CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	September 30, 2010(1)	June 30, 2011
ASSETS
Current assets
Cash and cash equivalents	$3,740	$3,786
Accounts receivable, net	10,668	12,950
Inventories	40,273	39,218
Prepaid expenses and other current assets	2,107	2,305
Deferred income taxes	1,506	1,466

Total current assets	58,294	59,725
Property, plant and equipment, net	61,733	70,486
Goodwill	5,338	7,163
Intangible assets, net	19,671	20,411
Other non-current assets	2,115	2,434
Deferred income taxes, net	9,180	7,774

Total assets	$156,331	$167,993

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term debt	$28,000	$—
Accounts payable	10,621	12,254
Accrued expenses	7,052	6,795

Total current liabilities	45,673	19,049
Long-term debt	—	27,000
Other non-current liabilities	1,739	1,330

Total liabilities	47,412	47,379

Stockholders' equity
Common stock	104	103
Additional paid-in capital	23,408	22,425
Retained earnings	85,134	97,578
Accumulated other comprehensive income	273	508

Total stockholders' equity	108,919	120,614

Total liabilities and stockholders' equity	$156,331	$167,993

(1)
The condensed consolidated balance sheet as of September 30, 2010 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2010	2011	2010	2011
Net sales	$44,506	$47,453	$137,241	$142,245
Cost of sales	21,523	23,546	65,441	69,462

Gross profit	22,983	23,907	71,800	72,783
Operating expenses
Selling, general and administrative	16,381	17,076	49,809	51,323
Amortization of intangible assets	329	419	941	1,213

Income from operations	6,273	6,412	21,050	20,247
Interest and other (income) expense, net	147	293	403	802

Income before provision for income taxes	6,126	6,119	20,647	19,445
Provision for income taxes	2,332	2,174	7,808	7,001

Net income	$3,794	$3,945	$12,839	$12,444
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	(221)	71	(296)	235

Comprehensive income	$3,573	$4,016	$12,543	$12,679

Net income per common share
Basic	$0.37	$0.38	$1.23	$1.20
Diluted	0.36	0.38	1.22	1.19
Weighted average common shares outstanding
Basic	10,386,829	10,302,791	10,420,505	10,350,808
Dilutive effect of stock options	106,176	62,992	93,568	67,031

Diluted	10,493,005	10,365,783	10,514,073	10,417,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Nine months ended June 30,
	2010	2011
Cash flows from operating activities
Net income	$12,839	$12,444
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,440	5,998
Amortization of deferred financing fees	42	111
Losses on disposals of property and equipment	—	14
Deferred income taxes	1,627	1,446
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net	1,520	(1,958)
Inventories	(8,001)	2,041
Prepaid expenses and other current assets	202	(104)
Other non-current assets	(1,023)	261
Accounts payable	947	1,633
Accrued expenses	(459)	(129)
Other non-current liabilities	189	(409)

Net cash provided by operating activities	13,323	21,348

Cash flows from investing activities
Acquisitions of businesses	(13,145)	(9,327)
Purchases of property and equipment	(10,150)	(9,220)

Net cash used in investing activities	(23,295)	(18,547)

Cash flows from financing activities
Proceeds from debt	18,500	13,000
Payments on debt	(7,500)	(14,000)
Payments of deferred financing fees	—	(878)
Proceeds from issuances of common stock	511	692
Purchases of common stock for treasury	(2,830)	(1,933)
Tax benefit from stock option exercises	87	257

Net cash provided by (used in) financing activities	8,768	(2,862)

Effect of exchange rate changes on cash and cash equivalents	(114)	107

Net increase (decrease) in cash and cash equivalents	(1,318)	46
Cash and cash equivalents at beginning of period	5,858	3,740

Cash and cash equivalents at end of period	$4,540	$3,786

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

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the consolidated financial position of the Company as of June 30, 2011, the results of its operations for the three and nine months ended June 30, 2010 and 2011 and its cash flows for the nine months ended June 30, 2010 and 2011, in conformity with accounting principles generally accepted in the United States of America for interim financial information applied on a consistent basis. Results for the three and nine months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Use of Estimates

        The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Significant estimates included values and lives assigned to acquired intangible assets, reserves for customer returns and allowances, uncollectible accounts receivable, valuation adjustments for slow moving, obsolete and/or damaged inventory and valuation and recoverability of long-lived assets. Actual results may differ from these estimates.

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

2. ACCOUNTS RECEIVABLE, NET

        Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	September 30, 2010	June 30, 2011
Accounts receivable	$12,769	$14,844
Less allowances	(2,101)	(1,894)

	$10,668	$12,950

3. INVENTORIES

        Inventories were comprised of the following:

	September 30, 2010	June 30, 2011
Raw materials	$14,438	$15,611
Work-in-process	4,707	5,025
Finished goods	21,128	18,582

	$40,273	$39,218

4. ACQUISITIONS

        During the nine months ended June 30, 2011, the Company made four acquisitions of businesses. On October 7, 2010, the Company acquired certain operating assets of TRC Nutritional Labs, Inc. On October 14, 2010, the Company acquired certain operating assets of The Heritage Store, Inc. On February 24, 2011, the Company acquired certain operating assets of SunFeather Natural Soap Company, Inc. On May 26, 2011, the Company acquired certain operating assets of Skin by Ann Webb, LLC.

        The aggregate purchase price of these acquisitions was $9,327 in cash. The Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows presented herein include the activities of these acquired businesses from their respective dates of acquisition. The expected long-term sales and expense synergies of acquired businesses generally are not realized immediately following acquisition as certain transition and integration matters must be completed.

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

Current assets	$1,404
Property, plant and equipment	4,332
Goodwill	1,825
Intangible assets	1,766

$9,327

        The acquired intangible assets include trademarks and tradenames totaling $449 that have indefinite lives and are not subject to amortization, as well as trademarks and tradenames totaling $100, customer relationships totaling $1,137 and a non-compete agreement totaling $80, which are being amortized for financial statement purposes over three to six years. The acquired intangible assets of $1,766, as well as goodwill of $1,825, which is not subject to amortization for financial statement purposes, are expected to be deductible for tax purposes over 15 years.

5. GOODWILL AND INTANGIBLE ASSETS

        The change in the carrying amount of goodwill from September 30, 2010 to June 30, 2011 was as follows:

Goodwill
Balance as of September 30, 2010
Goodwill	$45,732
Accumulated impairment losses	(40,394)

5,338
Goodwill attributable to fiscal 2011 acquisitions	1,825

Balance as of June 30, 2011
Goodwill	47,557
Accumulated impairment losses	(40,394)

$7,163

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

5. GOODWILL AND INTANGIBLE ASSETS (Continued)

        The carrying amounts of intangible assets at September 30, 2010 and June 30, 2011 were as follows:

	September 30, 2010			June 30, 2011
							Weighted- Average Amortization Period (Years)
	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount
Intangible assets subject to amortization:
Trademarks/trade names/patents	$686	$(466)	$220	$839	$(522)	$317	5
Customer relationships/distribution rights/ non-compete agreement	7,689	(2,300)	5,389	9,112	(3,474)	5,638	6
Developed software and technology	772	(605)	167	772	(721)	51	5

	9,147	(3,371)	5,776	10,723	(4,717)	6,006
Intangible assets not subject to amortization:
Trademarks/trade names/licenses	13,895	—	13,895	14,405	—	14,405

	$23,042	$(3,371)	$19,671	$25,128	$(4,717)	$20,411

(1)
Amounts include the impact of foreign currency translation adjustments.

        Estimated future amortization expense related to the June 30, 2011 net carrying amount of $6,006 for intangible assets subject to amortization is as follows:

Year Ending September 30,	Estimated Amortization Expense
2011(1)	$443
2012	1,609
2013	1,397
2014	1,113
2015	967
Thereafter	477

$6,006

(1)
Estimated amortization expense for the year ending September 30, 2011 includes only amortization to be recorded after June 30, 2011.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

6. DEBT

        Debt was comprised of the following:

	September 30, 2010	June 30, 2011
Short-term debt—revolving credit facility	$28,000	$—
Long-term debt—revolving credit facility	—	27,000

	$28,000	$27,000

        The Company's debt is stated at book value which approximated its fair value at September 30, 2010 and June 30, 2011.

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

        At June 30, 2011, the Company had outstanding revolving credit borrowings of $27,000 under the Restated Credit Agreement. Borrowings under the Restated Credit Agreement are collateralized by substantially all assets of the Company. At the Company's election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At June 30, 2011, the applicable weighted-average interest rate for outstanding borrowings was 2.26%. The Company is also required to pay a quarterly fee of 0.50% on the unused balance under the Restated Credit Agreement. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The Restated Credit Agreement matures on December 15, 2015, and the Company is required to repay all principal and interest outstanding under the Restated Credit Agreement on such date.

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

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

7. SHARE REPURCHASES

        During the three months ended June 30, 2011, the Company did not purchase or retire any shares of common stock. During the nine months ended June 30, 2011, the Company purchased and retired 135,771 shares of common stock for an aggregate price of $1,933. During the three months ended June 30, 2010, the Company did not purchase or retire any shares of common stock. During the nine months ended June 30, 2010, the Company purchased and retired 239,409 shares of common stock for an aggregate price of $2,830. As of June 30, 2011, the Company was permitted to purchase up to 744,021 additional shares under its approved purchase plan. The Company accounts for treasury shares using the cost method.

8. STOCK OPTIONS

        The following table summarizes stock option activity during the nine months ended June 30, 2011:

	Number of Options	Weighted-Average Exercise Price
Options outstanding and exercisable at September 30, 2010	391,688	$9.64
Exercised	(70,188)	6.16

Options outstanding and exercisable at June 30, 2011	321,500	$10.40

        No options to purchase shares of common stock for the three and nine months ended June 30, 2011 and the three months ended June 30, 2010 were excluded from the computation of diluted earnings per share because the exercise prices of all stock options were less than the average share price of the Company's common stock. Options to purchase 95,100 shares of common stock for the nine months ended June 30, 2010 were excluded from the computation of diluted earnings per share because the exercise prices of these stock options were greater than the average share price of the Company's common stock and, therefore, the effect would have been antidilutive.

        During the nine months ended June 30, 2011, the Company received proceeds of $432 related to the exercise of stock options. During this same period, the Company recorded a tax benefit of $257 and optionees realized an aggregate pre-tax gain of $667 from these stock option exercises. During the nine months ended June 30, 2010, the Company received proceeds of $127 related to the exercise of stock options. During this same period, the Company recorded a tax benefit of $87 and optionees realized an aggregate pre-tax gain of $226 from these stock option exercises.

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

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

9. SEGMENTS (Continued)

        Net sales attributed to customers in the United States and foreign countries for the three and nine months ended June 30, 2010 and 2011 were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2010	2011	2010	2011
United States	$39,715	$42,032	$121,673	$127,126
Foreign countries	4,791	5,421	15,568	15,119

	$44,506	$47,453	$137,241	$142,245

        Certain net sales attributed to customers in the United States are sold to customers who in turn may sell such products to customers in foreign countries while certain net sales attributed to customers in foreign countries are sold to customers who in turn may sell such products to customers in the United States.

        The Company's net sales by product group for the three and nine months ended June 30, 2010 and 2011 were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2010	2011	2010	2011
Branded nutritional supplements and other natural products	$40,580	$43,917	$125,488	$131,057
Other(1)	3,926	3,536	11,753	11,188

	$44,506	$47,453	$137,241	$142,245

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

        We were formed in 1993 to effect a consolidation strategy in the fragmented vitamin, mineral, herbal and other nutritional supplements industry (the "VMS Industry"). Since our formation, we have completed thirty-four acquisitions of assets or stock. As a result of acquisitions, internal growth and cost management, we believe that we are well positioned to continue to capitalize on acquisition opportunities that arise in the VMS Industry.

Critical Accounting Policies

        The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America required us to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Significant estimates included values and lives assigned to acquired intangible assets, reserves for customer returns and allowances, uncollectible accounts receivable, valuation adjustments for slow moving, obsolete and/or damaged inventory and valuation and recoverability of long-lived assets. Actual results may differ from these estimates. Our critical accounting policies include the following:

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

        Inventories—Valuation adjustments are made for slow moving, obsolete and/or damaged inventory based on periodic analysis of individual inventory items, including an evaluation of historical usage and/or movement, age, expiration date and general condition. If market demand and/or consumer preferences are less favorable than historical trends or future expectations, additional valuation adjustments for slow moving, obsolete and/or damaged inventory may be required, which could have a material impact on the consolidated financial statements.

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

New Accounting Standards

        See Note 1 to the Condensed Consolidated Financial Statements for information regarding new accounting standards.

Results of Operations

        The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2011	2010	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	48.4%	49.6%	47.7%	48.8%

Gross profit	51.6%	50.4%	52.3%	51.2%
Selling, general and administrative	36.8%	36.0%	36.3%	36.1%
Amortization of intangible assets	0.7%	0.9%	0.7%	0.9%

Income from operations	14.1%	13.5%	15.3%	14.2%
Interest and other (income) expense, net	0.4%	0.6%	0.2%	0.6%

Income before provision for income taxes	13.7%	12.9%	15.1%	13.6%
Provision for income taxes	5.2%	4.6%	5.7%	4.9%

Net income	8.5%	8.3%	9.4%	8.7%

EBITDA(1)	18.4%	17.8%	19.3%	18.5%

(1)
See "—EBITDA."

Comparison of the Three Months Ended June 30, 2011 to the Three Months Ended June 30, 2010

        Net Sales.    Net sales increased by $3.0 million, or 6.6%, to $47.5 million for the three months ended June 30, 2011 ("third quarter of fiscal 2011") from $44.5 million for the three months ended June 30, 2010 ("third quarter of fiscal 2010"). Net sales of branded nutritional supplements and other natural products increased by $3.3 million, or 8.2%, to $43.9 million for the third quarter of fiscal 2011 compared to $40.6 million for the third quarter of fiscal 2010. The increase in net sales of branded nutritional supplements and other natural products was primarily related to the net sales contributions of the fiscal 2010 and fiscal 2011 acquisitions and, to a lesser extent, an increase in sales volume of branded products to certain customers. The impact on net sales of branded products attributable to price changes was not material. Other net sales were $3.6 million for the third quarter of fiscal 2011 and $3.9 million for the third quarter of fiscal 2010.

        Gross Profit.    Gross profit increased by $0.9 million, or 4.0%, to $23.9 million for the third quarter of fiscal 2011 from $23.0 million for the third quarter of fiscal 2010. This increase in gross profit was primarily attributable to the increase in net sales. As a percentage of net sales, gross profit decreased to 50.4% for the third quarter of fiscal 2011 from 51.6% for the third quarter of fiscal 2010. This decrease in gross profit percentage was primarily attributable to increased manufacturing overhead costs related to the expansion of our liquid manufacturing operations, partially offset by a decrease in material costs due to vendor price decreases.

        Selling, General and Administrative.    Selling, general and administrative expenses increased by $0.7 million, or 4.2%, to $17.1 million for the third quarter of fiscal 2011 from $16.4 million for the third quarter of fiscal 2010. This increase in selling, general and administrative expenses was primarily attributable to operational and transition costs related to the fiscal 2011 acquisitions. As a percentage of net sales, selling, general and administrative expenses decreased to 36.0% for the third quarter of fiscal 2011 compared to 36.8% for the third quarter of fiscal 2010. This decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to the increase in net sales, which allowed us to better leverage our cost structure.

        Amortization of Intangible Assets.    Amortization of intangible assets was $0.4 million for the third quarter of fiscal 2011 and $0.3 million for the third quarter of fiscal 2010. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

        Interest and Other (Income) Expense, Net.    Net interest and other (income) expense was $0.3 million for the third quarter of fiscal 2011 and $0.1 million for the third quarter of fiscal 2010 and primarily consisted of interest expense on indebtedness under our revolving credit facility with the increase being primarily related to an increase in interest rates.

        Provision for Income Taxes.    Our effective tax rate was 35.5% for the third quarter of fiscal 2011 and 38.1% for the third quarter of fiscal 2010. The decrease in the effective tax rate was primarily due to an increase in the domestic production deduction rate. In each period, our effective tax rate was higher than the federal statutory rate primarily due to state taxes.

Comparison of the Nine Months Ended June 30, 2011 to the Nine Months Ended June 30, 2010

        Net Sales.    Net sales increased by $5.0 million, or 3.6%, to $142.2 million for the nine months ended June 30, 2011 from $137.2 million for the nine months ended June 30, 2010. Net sales of branded nutritional supplements and other natural products increased by $5.5 million, or 4.4%, to $131.0 million for the nine months ended June 30, 2011 compared to $125.5 million for the nine months ended June 30, 2010. The increase in net sales of branded nutritional supplements and other natural products was primarily related to the net sales contributions of the fiscal 2010 and fiscal 2011 acquisitions, partially offset by a decrease in sales volume of branded products to certain customers. The impact on net sales of branded products attributable to price changes was not material. Other net sales were $11.2 million for the nine months ended June 30, 2011 compared to $11.7 million for the nine months ended June 30, 2010.

        Gross Profit.    Gross profit increased $1.0 million, or 1.4%, to $72.8 million for the nine months ended June 30, 2011 from $71.8 million for the nine months ended June 30, 2010. This increase in gross profit was primarily attributable to the increase in net sales. As a percentage of net sales, gross profit decreased to 51.2% for the nine months ended June 30, 2011 from 52.3% for the nine months ended June 30, 2010. This decrease in gross profit percentage was primarily attributable to increased manufacturing overhead costs related to the expansion of our liquid manufacturing operations, partially offset by a decrease in material costs due to vendor price decreases.

        Selling, General and Administrative.    Selling, general and administrative expenses increased by $1.5 million, or 3.0%, to $51.3 million for the nine months ended June 30, 2011 from $49.8 million for the nine months ended June 30, 2010. This increase in selling, general and administrative expenses was primarily attributable to operational and transition costs related to the fiscal 2011 acquisitions. As a percentage of net sales, selling, general and administrative expenses were 36.1% for the nine months ended June 30, 2011 compared to 36.3% for the nine months ended June 30, 2010.

        Amortization of Intangible Assets.    Amortization of intangibles was $1.2 million for the nine months ended June 30, 2011 and $0.9 million for the nine months ended June 30, 2010. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

        Interest and Other (Income) Expense, Net.    Net interest and other (income) expense was $0.8 million for the nine months ended June 30, 2011 and $0.4 million for the nine months ended June 30, 2010 and primarily consisted of interest expense on indebtedness under our revolving credit facility with the increase being primarily related to an increase in interest rates.

        Provision for Income Taxes.    Our effective tax rate was 36.0% for the nine months ended June 30, 2011 and 37.8% for the nine months ended June 30, 2010. The decrease in the effective tax rate was primarily due to an increase in the domestic production deduction rate. In each period, our effective tax rate was higher than the federal statutory rate primarily due to state taxes.

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

        The following table sets forth a reconciliation of net income to EBITDA for each period included herein:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2011	2010	2011
	(dollars in thousands)
Net income	$3,794	$3,945	$12,839	$12,444
Provision for income taxes	2,332	2,174	7,808	7,001
Interest and other (income) expense, net(1)	147	293	403	802
Depreciation and amortization	1,913	2,023	5,440	5,998

EBITDA	$8,186	$8,435	$26,490	$26,245

(1)
Includes amortization of deferred financing fees.

        Our EBITDA increased to $8.4 million for the third quarter of fiscal 2011 from $8.2 million for the third quarter of fiscal 2010. EBITDA as a percentage of net sales decreased to 17.8% for the third quarter of fiscal 2011 from 18.4% for the third quarter of fiscal 2010.

        Our EBITDA was $26.2 million for the nine months ended June 30, 2011 and $26.5 million for the nine months ended June 30, 2010. EBITDA as a percentage of net sales decreased to 18.5% for the nine months ended June 30, 2011 from 19.3% for the nine months ended June 30, 2010.

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

Liquidity and Capital Resources

        We had working capital of $40.7 million as of June 30, 2011 compared to $12.6 million as of September 30, 2010. This increase in working capital was primarily the result of debt related to our revolving credit facility being classified as a non-current liability at June 30, 2011 as compared to a current liability at September 30, 2010 based on the amendment and restatement of our revolving credit facility on December 17, 2010. The increase in working capital was also the result of an increase in accounts receivable partially offset by a decrease in inventories and an increase in accounts payable.

        Net cash provided by operating activities for the nine months ended June 30, 2011 was $21.3 million compared to $13.3 million for the comparable period in fiscal 2010. This increase in net cash provided by operating activities for the nine months ended June 30, 2011 was primarily attributable to changes in assets and liabilities, net of effects of acquisitions.

        Net cash used in investing activities was $18.5 million for the nine months ended June 30, 2011 compared to $23.3 million for the comparable period in fiscal 2010. Our investing activities during these periods consisted of acquisitions of businesses and capital expenditures. The capital expenditures primarily related to buildings, building improvements related to facility consolidation efforts, distribution and manufacturing equipment and information systems.

        During the nine months ended June 30, 2011, we acquired four businesses for $9.3 million in cash. On October 7, 2010, we acquired certain operating assets of TRC Nutritional Labs, Inc. On October 14, 2010, we acquired certain operating assets of The Heritage Store, Inc. On February 24, 2011, we acquired certain operating assets of SunFeather Natural Soap Company, Inc. On May 26, 2011, we acquired certain operating assets of Skin by Ann Webb, LLC. During the nine months ended June 30, 2010, we acquired three businesses for $13.1 million in cash. On October 9, 2009, we acquired certain operating assets of Nutritional Specialties, Inc. On December 18, 2009, we acquired certain operating assets of Organix-South, Inc. On April 15, 2010, we acquired certain operating assets of Honey Gardens Apiaries, Inc. and Apitherapy, LLC.

        Net cash used in financing activities was $2.9 million for the nine months ended June 30, 2011 compared to net cash provided by financing activities of $8.8 million for the comparable period in fiscal 2010. During these periods, financing activities primarily related to borrowings and repayments under our revolving credit facility, payments of deferred financing fees, purchases of common stock for treasury and proceeds from the issuance of common stock related to stock option exercises and the direct stock purchase plan.

        In October 2007, we registered a direct stock purchase plan with the Securities and Exchange Commission. The purpose of this direct stock purchase plan is to provide a convenient way for existing stockholders, as well as new investors, to purchase shares of our common stock. A total of 1,500,000 shares of our common stock were registered under the plan with 18,534 shares purchased during the nine months ended June 30, 2011. As of June 30, 2011, there were 1,413,367 shares of common stock available for purchase.

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

        At June 30, 2011, we had outstanding revolving credit borrowings of $27.0 million under the Restated Credit Agreement. Borrowings under the Restated Credit Agreement are collateralized by substantially all of our assets. At our election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At June 30, 2011, the applicable weighted-average interest rate for outstanding borrowings was 2.26%. We are also required to pay a quarterly fee of 0.50% on the unused balance under the Restated Credit Agreement. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The Restated Credit Agreement matures on December 15, 2015, and we are required to repay all principal and interest outstanding under the Restated Credit Agreement on such date.

        The Restated Credit Agreement contains restrictive covenants, including limitations on incurring certain other indebtedness and requirements that we maintain certain financial ratios. As of June 30, 2011, we were in compliance with the restrictive covenants. Upon the occurrence of a default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring us to repay all amounts outstanding under the Restated Credit Agreement.

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

Contractual Obligations and Other Commitments

        Our significant non-cancelable contractual obligations and other commitments as of June 30, 2011 were as follows:

	Payments Due By Period
Contractual Obligations and Other Commitments	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(dollars in thousands)
Revolving credit facility	$27,000	$—	$—	$27,000	$—
Interest on revolving credit facility(a)	4,299	963	1,926	1,410	—
Operating leases	4,710	2,638	1,800	264	8

Total	$36,009	$3,601	$3,726	$28,674	$8

(a)
Represents estimated interest obligations associated with our outstanding revolving credit facility balance of $27.0 million at June 30, 2011, assuming no principal payments are made before maturity, a weighted-average interest rate of 2.26% and an underutilization fee rate of 0.50%.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        At our election, borrowings under the Restated Credit Agreement bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At June 30, 2011, the applicable weighted-average interest rate for borrowings was 2.26% and we had total borrowings outstanding of $27.0 million.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        We did not sell any unregistered equity securities during the quarterly period ended June 30, 2011.

        Prior to fiscal 2010, our Board of Directors approved a share purchase program authorizing us to buy up to 3,500,000 shares of our common stock. As of June 30, 2011, there were 744,021 shares available for purchase under this program. The shares available for purchase under this program have no expiration date. There were no purchases under this program during the three months ended June 30, 2011.

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

NUTRACEUTICAL INTERNATIONAL CORPORATION (Registrant)
Date: July 28, 2011	By:	/s/ CORY J. MCQUEEN Cory J. McQueen Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)