Form 10-K
period 2011-09-30
NUTRACEUTICAL INTERNATIONAL CORP
filed 2011-12-19
CIK 1050007

Use these links to rapidly review the document

Nutraceutical International Corporation Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the Fiscal Year Ended September 30, 2011
or
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 31, 2011 at a closing sale price of $14.98 as reported by the NASDAQ Stock Market was approximately $137.4 million. Shares of common stock held by each officer and director and by each person who owns or may be deemed to own 10% or more of the outstanding common stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of December 16, 2011, the Registrant had 10,034,442 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies for the Registrant's 2012 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

NUTRACEUTICAL INTERNATIONAL CORPORATION
ANNUAL REPORT ON FORM 10-K
For The Fiscal Year Ended September 30, 2011

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

        We manufacture and/or distribute one of the broadest branded product lines in the industry with over 6,000 individual stock keeping units (SKUs), including approximately 700 SKUs sold internationally. We believe that as a result of our emphasis on innovation, quality, loyalty, education and customer service, our brands are widely recognized in health and natural food stores and among their customers.

        We were formed in 1993 to effect a consolidation strategy in the fragmented vitamin, mineral, herbal and other nutritional supplements industry (the "VMS Industry"). Since our formation, we have completed thirty-five acquisitions. As a result of these acquisitions, internal growth and cost management, we believe that we are well positioned to continue to capitalize on the consolidation that we believe is occurring in the VMS Industry.

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

        We believe we are among the largest suppliers of nutritional supplements to the Healthy Foods Channel that develop, manufacture, market and directly distribute a majority of their own products. We manufactured approximately 75% of our branded products in fiscal 2011 and believe that the quality of our products is among the highest in the industry. We market our branded products through one of the industry's largest sales forces dedicated to the Healthy Foods Channel. We seek to be a market leader in the development of new and innovative products, introducing over 180 new SKUs in fiscal 2011. We believe that we benefit from greater customer and product diversification than most of our larger competitors.

        We believe that consumers seeking high quality products are also purchasing them through other channels, such as products available through health care practitioners and direct to consumer channels and we continue to seek opportunities through acquisitions to explore reaching our target consumers through these and additional channels.

Industry

        According to Nutrition Business Journal, the total retail natural products market (the "Natural Products Market") is highly fragmented and totaled approximately $117.1 billion in retail sales in calendar 2010. The Natural Products Market is comprised of the following submarkets (with estimated calendar 2010 sales indicated): (i) personal care, $10.9 billion, (ii) natural and organic foods, $39.0 billion, (iii) functional foods, $39.1 billion and (iv) vitamins, minerals and supplements, $28.1 billion. Historically, our primary focus has been on vitamins, minerals and supplements (the "VMS Market"), but recently we have increased our effort in other areas within the Natural Products Market.

        The total retail VMS Market is highly fragmented with estimated sales of $28.1 billion in calendar 2010, $26.9 billion in calendar 2009 and $25.2 billion in calendar 2008. We believe that the VMS Market reached its present size due to a number of factors, including (i) interest in healthier lifestyles, living longer and living well, (ii) the publication of research findings supporting the positive health effects of certain nutritional supplements and (iii) the aging of the "Baby Boom" generation combined with the tendency of consumers to purchase more nutritional supplements and natural foods as they age. Over the last few years, some publicly-traded nutritional supplement companies and industry analysts have commented on slowing growth trends and/or ongoing softness in sales of some nutritional supplements. We believe this may be the result of, among other things, the lack of any recent industry-wide "hit" products, negative press releases regarding certain ingredients and companies in the VMS Market and increased market and pricing competition, as well as competition from food and pharmaceutical companies.

Products

        We primarily manufacture and market nutritional supplements and also sell certain other natural products. As of September 30, 2011, we sold over 6,000 SKUs, including approximately 700 SKUs sold internationally, under approximately 50 different brands. Our products include: (i) vitamins and minerals, (ii) herbs, (iii) specialty formulas, (iv) personal care products, (v) homeopathics, (vi) functional foods and (vii) other products. To accommodate consumer preferences, our products come in various formulations and delivery forms, including capsules, tablets, softgels, chewables, liquids, creams, sprays, powders and whole herbs.

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

Research and Development; Quality Control

        We have a commitment to research and development and to introducing innovative products to correspond with consumer trends and scientific research. We believe that product quality and innovation are fundamental to our long-term growth and success. Through our research and development efforts, we seek to (i) test the safety, purity and potency of products, (ii) develop more effective and efficient means of producing ingredients for use in products, (iii) develop testing methods for ensuring and verifying the consistency of the dosage of ingredients included in our products, (iv) develop new, more effective product delivery forms and (v) develop new products either by combining existing ingredients used in nutritional supplements or identifying new ingredients that can be used in nutritional supplements. Our efforts are designed to lead not only to the development of new and improved products, but also to ensure effective manufacturing quality control measures. For the years ended September 30, 2011, 2010 and 2009, we incurred $3.9 million, $3.9 million and $3.0 million, respectively, in research and development expenditures.

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

        Au Naturel, Inc., a subsidiary of Nutraceutical, was formed in fiscal 1995 for the purpose of marketing and/or selling our branded products internationally. During fiscal 2011, Au Naturel marketed products to distributors and other customers in approximately 60 countries. Au Naturel markets domestic branded products as well as custom-labeled versions of its domestic branded products internationally; however, many of its products must be modified to meet the specific labeling requirements of the relevant foreign country. In most foreign markets, Au Naturel sells to local distributors. However, in certain foreign markets (including the United Kingdom, the Netherlands, Norway, Sweden and Japan), Au Naturel markets and sells its products directly to retailers.

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

        We manufactured approximately 75% of our branded products in fiscal 2011, based on net sales. By manufacturing the majority of our own products, we believe that we maintain better control over product quality and availability while also reducing production costs. Our manufacturing operations are performed primarily in our facilities located in the greater Ogden, Utah area, although we also have a cream manufacturing operation in Phoenix, Arizona, a liquid manufacturing operation in Tulsa, Oklahoma and a personal care manufacturing operation in Bowling Green, Florida. We have a working relationship with numerous outside manufacturers, including softgel manufacturers and packagers and utilize these outside sources from time to time. Manufacturing backlogs, to the extent they may exist from time to time, do not have a material impact on delivery time to the customer. We have organized our manufacturing operations under a subsidiary company, NutraPure, Inc.

Management Information and Communication Systems

        We use customized computer software systems, as well as commercially-packaged software, for handling order entry and invoicing, manufacturing, inventory management, shipping, warehouse operations, customer service inquiries, accounting operations and management information. We believe that these systems have improved operating efficiencies and customer service.

Materials and Suppliers

        We employ a purchasing staff that works with marketing, product development, formulations and quality control personnel to source raw materials for products as well as other items purchased by us. Raw materials are sourced principally from the United States, Europe and China. Raw materials used by us are available from a variety of suppliers and no one supplier accounted for more than 6% of our total raw material purchases in fiscal 2011. We seek to mitigate the risk of a shortage of raw materials through our relationships with our principal suppliers, including identification of alternative suppliers for the same, or similar, raw materials where available. We also manufacture bulk branded products to allow more extensive vertical integration and to improve the quality and consistency of raw materials.

Government Regulation

        The formulation, manufacturing, packaging, labeling, advertising, distribution and sale (hereafter, "sale" or "sold" may be used to signify all of these activities) of our products are subject to regulation by one or more federal agencies, principally the Food and Drug Administration ("FDA") and the Federal Trade Commission ("FTC"), and to a lesser extent the Consumer Product Safety Commission ("CPSC"), the United States Department of Agriculture and the Environmental Protection Agency. Our activities are also regulated by various governmental agencies for the states and localities in which our products are sold, as well as by governmental agencies in certain countries outside the United States in which our products are sold. Among other matters, regulation by the FDA and FTC is concerned with product safety and claims made with respect to a product's ability to provide health-related benefits. Specifically, the FDA, under the Federal Food, Drug, and Cosmetic Act ("FDCA"), regulates the formulation, manufacturing, packaging, labeling, distribution and sale of food, including dietary supplements, and over-the-counter drugs. The FTC regulates the advertising of these products. The National Advertising Division ("NAD") of the Council of Better Business Bureaus oversees an industry-sponsored, self-regulatory system that permits competitors to resolve disputes over advertising claims. The NAD has no enforcement authority of its own, but may refer matters that appear to violate the Federal Trade Commission Act or the FDCA to the FTC or the FDA for further action, as appropriate.

        Federal agencies, primarily the FDA and the FTC, have a variety of procedures and enforcement remedies available to them, including initiating investigations, issuing warning letters and cease-and-desist orders, requiring corrective labeling or advertising, requiring consumer redress (for example, requiring that a company offer to repurchase products previously sold to consumers), seeking injunctive relief or product seizures, imposing civil penalties, or commencing criminal prosecution. In addition, certain state agencies have similar authority. These federal and state agencies have in the past used these remedies in regulating participants in the food, dietary supplement and over-the-counter drug industries, including the imposition of civil penalties in the millions of dollars against a few industry participants.

        The Dietary Supplement Health and Education Act ("DSHEA") was enacted in 1994, amending the FDCA. We believe DSHEA is generally favorable to consumers and to the dietary supplement industry. DSHEA establishes a statutory class of "dietary supplements," which includes vitamins, minerals, herbs, amino acids and other dietary ingredients for human use to supplement the diet. Dietary ingredients marketed in the United States before October 15, 1994 may be marketed without the submission of a "new dietary ingredient" ("NDI") premarket notification to the FDA. Dietary ingredients not marketed in the United States before October 15, 1994 may require the submission, at least 75 days before marketing, of an NDI notification containing information establishing that the ingredient is reasonably expected to be safe for its intended use. Among other things, DSHEA prevents the FDA from regulating dietary ingredients in dietary supplements as "food additives" and allows the use of statements of nutritional support on product labels and in labeling. The FDA has issued final regulations under DSHEA and has issued draft guidance on NDI notification requirements. Further guidance and regulations are expected. Several bills to amend DSHEA in ways that would make this law less favorable to consumers and industry have been proposed in Congress.

        Some of our products are regulated as foods under the Nutrition Labeling and Education Act of 1990 ("NLEA"). The NLEA amended the FDCA to establish additional requirements for ingredient and nutrition labeling and labeling claims for foods. If the NLEA labeling requirements change at a future time, we may need to revise our product labeling. Most of our products are classified as dietary supplements.

        On February 11, 2004, the FDA issued a final rule, effective on April 12, 2004, banning the sale of dietary supplement products containing ephedrine alkaloids and announcing a risk/benefit test that could potentially apply to other types of dietary supplements. We filed a lawsuit on May 3, 2004 in the Federal District Court in Utah challenging the FDA over the final rule. This litigation ended in 2007 in two related decisions. Under one of these decisions, our petition for a writ of certiorari to the U.S. Supreme Court was denied on May 14, 2007. However, in a related decision on March 16, 2007 (which was not part of our petition for a writ of certiorari), the Federal District Court in Utah ruled in favor of the FDA but held that the risk-benefit test announced in the FDA's final rule only applied to dietary supplements containing ephedrine alkaloids. Neither we nor the FDA appealed this decision. We stopped shipping any products containing ephedrine alkaloids to our retail customers in April 2004. We do not currently manufacture any products containing ephedrine alkaloids.

        The FDA issued a Final Rule on GMPs for dietary supplements on June 22, 2007. Since our manufacturing subsidiary has less than 500 employees, our effective compliance date was June 22, 2009. The GMPs cover manufacturers and holders of finished dietary supplement products, including dietary supplement products manufactured outside the United States that are imported for sale into the United States. Among other things, the new GMPs: (a) require identity testing on all incoming dietary ingredients, (b) call for a "scientifically valid system" for ensuring finished products meet all specifications, (c) include requirements related to process controls, including statistical sampling of finished batches for testing and requirements for written procedures and (d) require extensive recordkeeping. We have reviewed the GMPs and have taken steps to ensure compliance. While we believe we are in compliance, there can be no assurance that our operations or those of our suppliers will be in compliance in all respects at all times. Additionally, there is a potential risk of increased audits as the FDA and other regulators seek to ensure compliance with the GMPs.

        On December 22, 2006, Congress passed the Dietary Supplement and Nonprescription Drug Consumer Protection Act, which went into effect on December 22, 2007. The law requires, among other things, that companies that manufacture or distribute nonprescription drugs or dietary supplements report serious adverse events allegedly associated with their products to the FDA and institute recordkeeping requirements for all adverse events (serious and non-serious). There is a risk that consumers, the press and government regulators could misinterpret reported serious adverse events as evidence of causation by the ingredient or product complained of, which could lead to additional regulations, banned ingredients or products, increased insurance costs and a potential increase in product liability litigation, among other things.

        The Food and Drug Administration Amendments Act of 2007 amended the FDCA to prohibit, with certain exceptions, the marketing of foods to which a drug or biological product has been added.

The meaning of this new provision is unclear, and the FDA has requested comments on it. This new provision could have an impact on the marketing of some of our products.

        The Consumer Product Safety Improvement Act of 2008 ("CPSIA") primarily addresses children's product safety but also improves the administrative process of the CPSC. Among other things, the CPSIA requires testing and certification of certain products and enhances the CPSC's authority to order recalls.

        The FDA Food Safety Modernization Act ("FSMA"), enacted January 4, 2011, amended the FDCA to significantly enhance the FDA's authority over various aspects of food regulation. The FSMA granted the FDA mandatory recall authority when the FDA determines there is a reasonable probability that a food is adulterated or misbranded and that the use of, or exposure to, the food will cause serious adverse health consequences or death to humans or animals. Other changes include the FDA's expanded access to records; the authority to suspend food facility registrations and require high risk imported food to be accompanied by a certification; stronger authority to administratively detain food; the authority to refuse admission of an imported food if it is from a foreign establishment to which a U.S. inspector is refused entry for an inspection; and the requirement that importers verify that the foods they import meet domestic standards.

        One of the FSMA's more significant changes is the requirement of hazard analysis and risk-based preventive controls ("HARBPC") for all food facilities required to register with the FDA, except dietary supplement facilities in compliance with both GMPs and the serious adverse event reporting requirements. Although dietary supplement facilities are exempt from the HARBPC requirements, dietary ingredient facilities might not qualify for the exemption. The HARBPC requirements, which the FDA has yet to propose, are expected to be onerous because facilities will have to develop and implement preventive controls to assure that identified hazards are significantly minimized or prevented, monitor the effectiveness of the preventive controls and maintain numerous records related to the HARBPC. The HARBPC requirements may increase the costs of dietary ingredients and/or affect our ability to obtain dietary ingredients.

        As required by Section 113(b) of the FSMA, the FDA published in July 2011 a draft guidance document clarifying when the FDA believes a dietary ingredient is an NDI, when a manufacturer or distributor must submit an NDI premarket notification to the FDA, the evidence necessary to document the safety of an NDI and the methods for establishing the identity of an NDI. The draft guidance, if implemented as proposed, could have a material impact on our operations. Although our industry has strongly objected to several aspects of the draft guidance, it is unclear whether the FDA will make changes to the final guidance. In addition, it is possible that the FDA will begin taking enforcement actions consistent with the interpretations in the draft guidance before issuing a final version.

        The new FSMA requirements, as well as the FDA enforcement of the NDI guidance as written, could require us to incur additional expenses, which could be significant, and negatively impact our business in several ways, including, but not limited to, the detention and refusal of admission of imported products, the injunction of manufacturing of any dietary ingredients or dietary supplements until the FDA determines that such ingredients or products are in compliance and the potential imposition of fees for reinspection of noncompliant facilities. Each of these events would increase our liability and could have a material adverse effect on our financial condition, results of operations or cash flows.

        The FTC and the FDA have pursued a coordinated effort to challenge what they consider to be unsubstantiated and unsafe weight-loss products, and have also coordinated enforcement against dietary supplement claims in other areas, including children's products. Their efforts to date have focused on manufacturers and marketers as well as media outlets, and have resulted in a significant number of investigations and enforcement actions, some resulting in civil penalties under the Federal Trade

Commission Act of several million dollars. We expect that the FTC and the FDA will continue to focus on health-related claims for dietary supplements and foods, and our products could be the subject of an FTC/FDA inquiry.

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

        In some countries or areas, including those in which we operate or into which we sell, there are new regulations or proposed regulations that may or will prohibit the sale of certain products or certain combination products (such as products containing both vitamins and botanicals) or the use of certain common ingredients, or levels above certain established limits.

        As a result of our efforts to comply with applicable statutes and regulations, we have from time to time reformulated, eliminated or relabeled certain of our products and revised certain provisions of our marketing and sales program. We have also suspended or halted sales in certain cases.

Competition

        The Natural Products Market and the VMS Market are highly competitive. Our principal competitors in the VMS Market that sell to the Healthy Foods Channel include a number of large, nationally-known brands (such as Country Life, Enzymatic Therapy, Garden of Life, NBTY (including its Solgar brand), Natrol, Nature's Plus, Nature's Way, Now Foods, and New Chapter) and many smaller brands, manufacturers and distributors of nutritional supplements. We have recently begun to focus on the broader Natural Products Market within the Healthy Foods Channel and within that market there are a number of large, nationally-known competitors, such as Hain Celestial. Because both the Natural Products Market and the VMS Market generally have low barriers to entry, additional competitors enter the market regularly.

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

        We believe that health and natural food stores are increasingly likely to align themselves with those companies that offer a wide variety of high-quality products, have a loyal consumer base, support their brands with strong marketing and education programs and provide consistently high levels of customer service. We believe that we compete favorably with other nutritional supplement companies because of our comprehensive line of products and brands, premium brand names, commitment to quality, ability to rapidly introduce innovative products, competitive pricing, strong and effective sales force and distribution strategy and sophisticated marketing and promotional support. The wide variety and diversity of the forms, potencies and categories of our products are important points of differentiation between us and many of our competitors.

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

Intellectual Property

        We own more than 260 trademarks that have been registered with the United States Patent and Trademark Office and have filed applications to register additional trademarks. In addition, we claim domestic trademark and service mark rights in numerous additional marks that we use. We own a number of trademark registrations in countries outside the United States. Federally registered trademarks in the United States have a perpetual life, as long as they are maintained and renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the trademarks if they claim priority or confusion of usage. Most foreign trademark offices use similar trademark renewal processes. We regard our trademarks and other proprietary rights as valuable assets and believe they make a significant positive contribution to the marketing of our products.

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

Employees

        At September 30, 2011, we employed approximately 727 full-time and approximately 76 part-time employees. None of our employees is represented by a collective bargaining unit. We believe that we have a good relationship with our employees.

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

Executive Officers

        The following table sets forth certain information concerning our executive officers:

Name	Age	Position
Frank W. Gay II	66	Director, Chairman of the Board and Chief Executive Officer
Bruce R. Hough	57	President
Jeffrey A. Hinrichs	54	Director, Executive Vice President, Chief Operating Officer and Secretary
Gary M. Hume	62	Executive Vice President
Stanley E. Soper	48	Vice President, Legal Affairs and Assistant Secretary
Cory J. McQueen	42	Vice President and Chief Financial Officer
Christopher B. Neuberger	45	Vice President, Marketing and Sales
Daren P. Peterson	49	Vice President, Operations
Andrew W. Seelos	44	Assistant Vice President and Controller

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

Regulatory, Product Liability and Insurance Risks

        Our products are subject to government regulation, both in the United States and abroad, which could increase our costs significantly and limit or prevent the sale of our products.    The manufacture, packaging, labeling, advertising, promotion, distribution, and sale of our products are subject to regulation by numerous national and local governmental agencies in the United States and other countries. The primary regulatory bodies in the United States are the FDA and FTC, and we are also subject to the Food Standards Agency and the Department of Health in the United Kingdom and similar regulators in Norway. Failure to comply with these regulatory requirements may result in various types of penalties or fines. These include injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. Individual states also regulate nutritional supplements. A state may interpret claims or products presumptively valid under federal law as illegal under that state's regulations. In markets outside the United States, we are usually required to obtain approvals, licenses, or certifications from a country's ministry of health or comparable agency, as well as labeling and packaging regulations, all of which vary from country to country. Approvals or licensing may be conditioned on reformulation of products or may be unavailable with respect to certain products or product ingredients. Any of these government agencies, as well as legislative bodies, can change existing regulations, or impose new ones, or could take aggressive measures, causing or contributing to a variety of negative consequences, including:

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

        The nutritional supplement industry increasingly relies on intellectual property rights and although we seek to ensure that we do not infringe the intellectual property rights of others, there can be no assurance that third parties will not assert intellectual property infringement claims against us, which claims may result in substantial costs and diversion of management and other resources and could have a material adverse effect on our business, financial condition and operating results.    Recently it has become more and more common for suppliers and competitors to apply for patents or develop proprietary technologies and processes. We seek to ensure that we do not infringe the intellectual property rights of others, but there can be no assurance that third parties will not assert intellectual property infringement claims against us. These developments could prevent us from offering or supplying competitive products or ingredients in the marketplace. They could also result in litigation or threatened litigation against us related to alleged or actual infringement of third-party rights. If an infringement claim is asserted or litigation is pursued, we may be required to obtain a license of rights, pay royalties on a retrospective or prospective basis or terminate our manufacturing and marketing of our products that are alleged to have infringed. Litigation with respect to such matters could result in substantial costs and diversion of management and other resources and could have a material adverse effect on our business, financial condition and operating results.

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

        Adverse economic conditions may harm our business.    Inflation or other changes in economic conditions that affect demand for nutritional supplements could adversely affect our revenue. Uncertainty about current global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit markets, negative financial news and/or declines in income or asset values, each of which could have a material negative effect on the demand for our products. Other factors that could influence demand include conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

Business Strategy and Operational Risks

        If we are unable to retain key personnel, our ability to manage our business effectively and continue our growth could be negatively impacted.    Key management employees include Frank W. Gay II, Bruce R. Hough, Jeffrey A. Hinrichs, Gary M. Hume, Stanley E. Soper, Cory J. McQueen, Christopher B. Neuberger, Daren P. Peterson, Andrew W. Seelos and certain other employees. These key management employees are primarily responsible for our day-to-day operations, and we believe our success depends in part on our ability to retain them and to continue to attract additional qualified individuals to our management team. We do not have employment agreements with any of our key management employees. The loss or limitation of the services of any of our key management employees or the inability to attract additional qualified management personnel could have a material adverse effect on our business, financial condition and results of operations.

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

        Our success is dependent on the accuracy, reliability, and proper use of sophisticated and dependable information processing systems and management information technology and any interruption in these systems could have a material adverse effect on our business, financial condition and results of operations.    Our success is dependent on the accuracy, reliability and proper use of sophisticated and dependable information processing systems and management information technology. Our information technology systems are designed and selected in order to facilitate order entry and customer billing, maintain customer records, accurately track purchases and incentive payments, manage accounting, finance and manufacturing operations, generate reports, and provide customer service and technical support. Any interruption in these systems could have a material adverse effect on our business, financial condition and results of operations. Like other companies, our information technology systems may be vulnerable to a variety of interruptions due to events beyond our control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, and other security issues. We have technology security initiatives and disaster recovery plans in place or in process to mitigate our risk to these vulnerabilities, but these measures may not be adequate.

        Because we manufacture approximately 75% of our products, we are dependent upon the uninterrupted and efficient operation of our manufacturing facilities, which are subject to power failures, the breakdown, failure or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters and the need to comply with the requirements or directives of government agencies, including the FDA.    We are dependent upon the uninterrupted and efficient operation of our manufacturing facilities in Ogden, Utah as well as Phoenix, Arizona, Tulsa, Oklahoma and Bowling Green, Florida. Those operations are subject to power failures, the breakdown, failure or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters and the need to comply with the requirements or directives of government agencies, including the FDA. There can be no assurance that the occurrence of these or any other operational problems at our facility would not have a material adverse effect on our business, financial condition and results of operations.

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

        If our goodwill or intangible assets become impaired we may be required to record a significant charge to earnings.    Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. Factors that may indicate that the carrying value of our goodwill or intangible assets may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry. Our results of operations may be materially impacted if we are required to record a significant charge due to an impairment of our goodwill or intangible assets.

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

Item 1B.    Unresolved Staff Comments

        We do not have any unresolved comments from the SEC staff.

Item 2.    Properties

        The following table describes our principal properties as of December 12, 2011:

Purpose	Location	Square Footage
Rapid Response Center(1)(2)	Ogden, UT	516,455
Transitional warehouse(3)	Ogden, UT	106,450
Product manufacturing(2)	Tulsa, OK	76,733
Product manufacturing(2)	Ogden, UT	31,230
Corporate Office (under remodel)(2)(4)	Park City, UT	21,065
Product manufacturing	Ogden, UT	17,900
Marketing and sales offices	Park City, UT	15,905
Product manufacturing	Phoenix, AZ	7,248
Product manufacturing(2)	Bowling Green, FL	6,500
Executive offices	Park City, UT	6,103
Product manufacturing	Ogden, UT	5,000
Research, development and quality control	Ogden, UT	1,813

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

(4)
We purchased the Corporate Office in fiscal 2011 and intend to consolidate some of our Utah offices there following a remodel.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock is traded on the NASDAQ Stock Market under the symbol "NUTR." The common stock commenced trading on the NASDAQ Stock Market on February 20, 1998 upon completion of our initial public offering. The following table sets forth the high and low closing prices per share for the common stock:

	High	Low
2010:
First Quarter	$12.66	$10.57
Second Quarter	15.31	11.24
Third Quarter	15.93	13.39
Fourth Quarter	16.25	12.39
2011:
First Quarter	16.96	14.19
Second Quarter	14.98	13.45
Third Quarter	15.86	14.77
Fourth Quarter	15.31	12.62
2012:
First Quarter (through December 12, 2011)	14.20	11.07

Holders

        As of the close of business on December 12, 2011, there were 172 holders of record of common stock and approximately 3,200 beneficial holders. The closing price of our common stock on December 12, 2011 as reported by the NASDAQ Stock Market was $11.20.

Dividends

        Since our initial public offering, we have neither declared nor paid any cash or other dividends on our common stock and do not expect to pay dividends for the foreseeable future. Instead, we currently intend to retain earnings to support our growth strategy, reduce indebtedness and, depending on market prices, repurchase common stock. Any future determination by us to pay dividends will be at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions, including restrictions specified in our amended and restated credit agreement dated December 17, 2010.

Purchase of Equity Securities

        Prior to fiscal 2011, our Board of Directors approved a share purchase program authorizing us to buy up to 3,500,000 shares of our common stock. As of September 30, 2011, 544,021 shares may yet be purchased under this program. Purchases under this program during the fiscal 2011 fourth quarter occurred in August and September as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
August 1, 2011 to August 31, 2011	108,819	$13.96	108,819
September 1, 2011 to September 30, 2011	91,181	13.91	91,181

Total	200,000	$13.94	200,000	544,021

        All shares purchased during the fiscal 2011 fourth quarter were retired prior to September 30, 2011.

        Under this approved share repurchase program, we may purchase common stock from time to time on the open market and in individually-negotiated transactions. The amount and timing of any purchases will be dependent upon a number of factors, including the price and availability of our shares and general market conditions.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table summarizes outstanding options as of September 30, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	302,300	$10.84	—
Equity compensation plans not approved by security holders	—	—	—

Total:	302,300	$10.84	—

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

	Year Ended September 30,
	2011	2010	2009(1)	2008	2007(1)
	(dollars in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$188,070	$180,052	$162,346	$166,885	$156,548
Cost of sales	92,877	86,199	77,137	76,106	71,622

Gross profit	95,193	93,853	85,209	90,779	84,926
Operating expenses:
Selling, general and administrative	68,230	65,666	62,195	66,973	61,905
Amortization of intangible assets	1,654	1,299	697	701	391
Impairment of goodwill and intangible assets(1)(2)	—	—	38,494	2,875	925

Income (loss) from operations	25,309	26,888	(16,177)	20,230	21,705
Interest and other expense, net	1,140	550	1,104	1,270	1,257

Income (loss) before provision (benefit) for income taxes	24,169	26,338	(17,281)	18,960	20,448
Provision (benefit) for income taxes	8,451	9,955	(2,645)	7,017	7,768

Net income (loss)	$15,718	$16,383	$(14,636)	$11,943	$12,680

Net income (loss) per common share:
Basic	$1.52	$1.57	$(1.35)	$1.09	$1.15
Diluted	$1.51	$1.56	$(1.35)	$1.07	$1.13
Weighted average common shares outstanding:
Basic	10,322,177	10,410,526	10,841,383	10,993,505	11,054,828
Diluted	10,385,583	10,503,933	10,841,383	11,127,634	11,253,283
Other Financial Data:
Adjusted EBITDA(3)	$33,361	$34,262	$28,948	$28,964	$27,423
Capital expenditures (excluding acquisitions)	12,405	11,525	9,176	17,869	10,467
Cash flows provided by (used in):
Operating activities	26,340	17,870	27,781	20,337	23,768
Investing activities	(27,185)	(26,430)	(13,800)	(23,734)	(41,182)
Financing activities	(495)	6,448	(13,257)	4,075	18,971
Balance Sheet Data (at period end):
Cash	$2,441	$3,740	$5,858	$5,189	$4,605
Working capital	42,332	12,621	32,444	36,338	31,259
Total assets(1)	171,665	154,947	132,576	160,879	145,617
Total debt	32,000	28,000	18,500	28,000	20,000
Stockholders' equity(1)	119,675	107,535	94,254	112,675	105,134

(1)
Historically, we performed impairment testing on our portfolio of indefinite-lived trademarks and tradenames (collectively "tradenames") on an aggregate basis. In connection with our annual indefinite-lived intangible impairment testing for the year ended September 30, 2011, we re-evaluated the guidance in Accounting Standards Codification ("ASC") 350-30-35-21 through 35-24 and determined that our testing of indefinite-lived tradenames should have been at the individual tradename level rather than on an aggregate basis. Based on this revised methodology, we corrected our historical financial statements and recorded a non-cash impairment charge of $975 ($599 after tax) with respect to the year ended September 30, 2009 in connection with our interim impairment test in March 2009. Additionally, we recorded a non-cash impairment charge of $475 ($291 after tax) with respect to the year ended September 30, 2007. Also, we recorded a non-cash impairment charge of $803 ($494 after tax) with respect to periods prior to October 1, 2007, which has been reflected as an adjustment to retained earnings on that date. Amounts in Selected Financial Data have been revised, as appropriate, for the effects of these revisions.

(2)
During the year ended September 30, 2009, we recorded a non-cash goodwill impairment charge of $37,519 ($27,288 after tax, or $2.52 per diluted share) related to our branded and natural food markets reporting units and we recorded a non-cash intangible asset impairment charge of $975 ($599 after tax, or $0.06 per diluted share) related to certain tradenames. During the year ended September 30, 2008, we recorded a non-cash goodwill impairment charge of $2,875 ($1,811 after tax, or $0.16 per diluted share) related to our health food stores reporting unit. During the year ended September 30, 2007, we recorded a non-cash intangible asset impairment charge of $450 ($279 after tax, or $0.02 per diluted share) related to the re-branding of certain health food stores and we recorded a non-cash intangible asset impairment charge of $475 ($291 after tax, or $0.03 per diluted share) related to certain tradenames. Also, with respect to periods prior to October 1, 2007, we recorded a non-cash intangible asset impairment charge related to certain tradenames of $803 ($494 after tax) which has been reflected as an adjustment to retained earnings on that date.

(3)
"Adjusted EBITDA" (a non-GAAP measure) is defined as earnings before net interest and other expense, taxes, depreciation, amortization and goodwill and intangible asset impairment. Adjusted EBITDA has some inherent limitations in measuring operating performance due to the exclusion of certain financial elements such as depreciation and amortization and is not necessarily comparable to other similarly-titled captions of other companies due to potential inconsistencies in the method of calculation. Furthermore, Adjusted EBITDA is not intended to be a substitute for cash flows from operating activities, as a measure of liquidity, or an alternative to net income in determining our operating performance in accordance with United States generally accepted accounting principles. Our use of an EBITDA-based metric should be considered within the following context:
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

  •
  Our use of an EBITDA-based measure is supported by its importance to the following key stakeholders:

  •
  Analysts—who estimate our projected Adjusted EBITDA and other EBITDA-based metrics in their independently-developed financial models for investors;

  •
  Creditors—who evaluate our operating performance based on compliance with certain EBITDA-based debt covenants;

  •
  Investment Bankers—who use EBITDA-based metrics in their written evaluations and comparisons of companies within our industry; and

  •
  Board of Directors and Executive Management—who use EBITDA-based metrics for evaluating management performance relative to our operating budget and bank covenant compliance, as well as our ability to service debt and raise capital for growth opportunities, including acquisitions, which are a critical component of our stated strategy. Generally, we have recorded a monthly accrual for incentive compensation as a percentage of Adjusted EBIDTA, which has been paid out to executive management, as well as other employees, upon completion of our annual audit.

        The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA for each period included herein:

	Year Ended September 30,
	2011	2010	2009(2)	2008	2007(2)
	(dollars in thousands)
Net income (loss)	$15,718	$16,383	$(14,636)	$11,943	$12,680
Provision (benefit) for income taxes	8,451	9,955	(2,645)	7,017	7,768
Interest and other expense, net(1)	1,140	550	1,104	1,270	1,257
Depreciation and amortization	8,052	7,374	6,631	5,859	4,793
Impairment of goodwill and intangible assets(2)(3)	—	—	38,494	2,875	925

Adjusted EBITDA	$33,361	$34,262	$28,948	$28,964	$27,423

Percentage of net sales	17.7%	19.0%	17.8%	17.4%	17.5%

(1)
Includes amortization of deferred financing fees.

(2)
Historically, we performed impairment testing on our portfolio of indefinite-lived trademarks and tradenames (collectively "tradenames") on an aggregate basis. In connection with our annual indefinite-lived intangible impairment testing for the year ended September 30, 2011, we re-evaluated the guidance in ASC 350-30-35-21 through 35-24 and determined that our testing of indefinite-lived tradenames should have been at the individual tradename level rather than on an aggregate basis. Based on this revised methodology, we corrected our historical financial statements and recorded a non-cash impairment charge of $975 ($599 after tax) with respect to the year ended September 30, 2009 in connection with our interim impairment test in March 2009. Additionally, we recorded a non-cash impairment charge of $475 ($291 after tax) with respect to the year ended September 30, 2007. Also, we recorded a non-cash impairment charge of $803 ($494 after tax) with respect to periods prior to October 1, 2007, which has been reflected as an adjustment to retained earnings on that date.

(3)
During the year ended September 30, 2009, we recorded a non-cash goodwill impairment charge of $37,519 ($27,288 after tax, or $2.52 per diluted share) related to our branded and natural food markets reporting units and we recorded a non-cash intangible asset impairment charge of $975 ($599 after tax, or $0.06 per diluted share) related to certain tradenames. During the year ended September 30, 2008, we recorded a non-cash goodwill impairment charge of $2,875 ($1,811 after tax, or $0.16 per diluted share) related to our health food stores reporting unit. During the year ended September 30, 2007, we recorded a non-cash intangible asset impairment charge of $450 ($279 after tax, or $0.02 per diluted share) related to the re-branding of certain health food stores and we recorded a non-cash intangible asset impairment charge of $475 ($291 after tax, or $0.03 per diluted share) related to certain tradenames. Also, with respect to periods prior to October 1, 2007, we recorded a non-cash intangible asset impairment charge related to certain tradenames of $803 ($494 after tax) which has been reflected as an adjustment to retained earnings on that date.

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

        We manufacture and/or distribute one of the broadest branded product lines in the industry with over 6,000 SKUs, including approximately 700 SKUs sold internationally. We believe that as a result of our emphasis on innovation, quality, loyalty, education and customer service, our brands are widely recognized in health and natural food stores and among their customers.

        We were formed in 1993 to effect a consolidation strategy in the fragmented VMS Industry. Since our formation, we have completed thirty-five acquisitions. We believe that Nutraceutical is well positioned to continue to capitalize on the consolidation we believe is occurring in the VMS Industry.

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

        Inventories—Valuation adjustments are made for slow moving, obsolete and/or damaged inventory based on a periodic analysis of individual inventory items, including an evaluation of historical usage and/or movement, age, expiration date and general condition. If market demand and/or consumer preferences are less favorable than historical trends or future expectations, additional valuation adjustments for slow moving, obsolete and/or damaged inventory may be required, which could have a material impact on the consolidated financial statements.

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

        Goodwill and Intangible Assets—Goodwill and intangible assets require estimates and judgments in determining the initial recognition and measurement, including factors and assumptions used in determining fair value and useful lives. Intangible assets with finite useful lives are amortized, while intangible assets with indefinite useful lives are not amortized. Amortizable intangible assets are reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill and indefinite-lived intangible assets are tested annually for impairment and are tested for impairment between annual tests if an event occurs that would cause us to believe that value is impaired. The appropriateness of the indefinite-life classification of non-amortizable intangible assets is also reviewed as part of the annual testing or when circumstances warrant a change to a finite life. We perform our annual impairment testing as of September 30 each year, which is the last day of our fiscal year.

        A two step process is used to test for goodwill impairment. The first step is to determine if there is an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value, including existing goodwill. Reporting unit fair values are estimated using discounted cash flow models as well as considering market and other factors. Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value. Upon an indication of impairment, a second step is performed to measure the amount of the impairment by comparing the implied fair value of the reporting unit's goodwill with its carrying value.

        Intangible assets with indefinite useful lives are tested for impairment at the individual tradename level by comparing the fair value of the indefinite-lived intangible asset to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment charge is recognized. Fair values of indefinite-lived intangible assets are determined based on discounted cash flows.

        Amortizable intangible assets are reviewed for recoverability by comparing an asset group's carrying amount to the future undiscounted cash flows the asset group is expected to generate. If the asset group is considered to be impaired, the difference between the carrying amount and the fair value of the impaired asset group is recorded.

        For fiscal 2009, we recorded a non-cash goodwill impairment charge of $37.5 million ($27.3 million after tax, or $2.52 per diluted share) related to our branded and natural food markets reporting units and we recorded a non-cash intangible asset impairment charge of $1.0 million ($0.6 million after tax, or $0.06 per diluted share) related to certain tradenames. The fiscal 2009 non-cash goodwill impairment charge and non-cash intangible asset impairment charge had no impact on our compliance with debt covenants, cash flows or available liquidity.

        The ongoing uncertainty in general and economic conditions may continue to impact retail and consumer demand, as well as the market price of our common stock, and could negatively impact our future operating performance, cash flow and/or stock price and could result in additional goodwill and/or intangible asset impairment charges being recorded in future periods which could materially impact our consolidated financial statements. There were no at-risk reporting units at September 30, 2011. The valuation of goodwill and intangible assets is subject to a high degree of judgment and complexity.

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

Results of Operations

        The following table sets forth certain Consolidated Statements of Operations data as a percentage of net sales for the periods indicated:

	Year Ended September 30,
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of sales	49.4	47.9	47.5

Gross profit	50.6	52.1	52.5
Selling, general and administrative	36.3	36.5	38.3
Amortization of intangible assets	0.8	0.7	0.4
Impairment of goodwill and intangible assets	—	—	23.7

Income (loss) from operations	13.5	14.9	(9.9)
Interest and other expense, net	0.6	0.3	0.7

Income (loss) before provision (benefit) for income taxes	12.9	14.6	(10.6)
Provision (benefit) for income taxes	4.5	5.5	(1.6)

Net income (loss)	8.4%	9.1%	(9.0)%

Comparison of Fiscal 2011 to Fiscal 2010

        Net Sales.    Net sales increased by $8.0 million, or 4.5%, to $188.1 million for fiscal 2011 from $180.1 million for fiscal 2010. Net sales of branded nutritional supplements and other natural products increased by $9.2 million, or 5.6%, to $173.8 million for fiscal 2011 compared to $164.6 million for fiscal 2010. The increase in net sales of branded nutritional supplements and other natural products was primarily related to the net sales contributions of the fiscal 2011 and fiscal 2010 acquisitions. The impact on net sales of branded products attributable to price changes was not material. Other net sales decreased by $1.2 million, or 7.7%, to $14.3 million for fiscal 2011 compared to $15.5 million for fiscal

2010. The decrease in other net sales was primarily related to the closure of two health food stores and one natural food market during fiscal 2011.

        Gross Profit.    Gross profit increased by $1.3 million, or 1.4%, to $95.2 million for fiscal 2011 from $93.9 million for fiscal 2010. This increase in gross profit was primarily attributable to the increase in net sales. As a percentage of net sales, gross profit decreased to 50.6% for fiscal 2011 from 52.1% for fiscal 2010. This decrease in gross profit percentage was primarily attributable to increased manufacturing overhead costs related to the expansion of our liquid manufacturing operations.

        Selling, General and Administrative.    Selling, general and administrative expenses increased by $2.5 million, or 3.9%, to $68.2 million for fiscal 2011 from $65.7 million for fiscal 2010. This increase in selling, general and administrative expenses was primarily attributable to operational and transition costs related to the fiscal 2011 acquisitions. As a percentage of net sales, selling, general and administrative expenses were 36.3% for fiscal 2011 compared to 36.5% for fiscal 2010.

        Amortization of Intangible Assets.    Amortization of intangibles was $1.7 million for fiscal 2011 and $1.3 million for fiscal 2010. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

        Interest and Other Expense, Net.    Net interest and other expense was $1.1 million for fiscal 2011 and $0.6 million for fiscal 2010 and primarily consisted of interest expense on indebtedness under our revolving credit facility with the increase being primarily related to an increase in interest rates.

        Provision (Benefit) for Income Taxes.    Our effective tax rate was 35.0% for fiscal 2011 and 37.8% for fiscal 2010. The decrease in the effective tax rate was primarily due to an increase in the domestic production deduction rate. In each period, our effective tax rate was higher than the federal statutory rate primarily due to state taxes.

Comparison of Fiscal 2010 to Fiscal 2009

        Revisions of Prior Periods.    As discussed in Note 2 of the Consolidated Financial Statements, we have historically performed impairment testing on our portfolio of indefinite-lived trademarks and tradenames (collectively "tradenames") on an aggregate basis. In connection with our annual indefinite-lived intangible impairment testing for the year ended September 30, 2011, we re-evaluated the guidance in ASC 350-30-35-21 through 35-24 and determined that our testing of indefinite-lived tradenames should have been at the individual tradename level rather than on an aggregate basis. Based on this revised methodology, we determined that we should have previously recorded a non-cash impairment charge for certain of our tradenames of $1.0 million ($0.6 million after tax, or $0.06 per diluted share) for the year ended September 30, 2009. Consequently, we have revised our previously issued financial statements to reflect this non-cash impairment charge for certain of our tradenames.

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

        Impairment of Goodwill and Intangible Assets.    During fiscal 2009, we recorded a non-cash goodwill impairment charge of $37.5 million ($27.3 million after tax, or $2.52 per diluted share) related to our branded and natural food markets reporting units. During fiscal 2009, we recorded a non-cash intangible asset impairment charge of $1.0 million ($0.6 million after tax, or $0.06 per diluted share) related to certain trademarks and tradenames.

        Interest and Other Expense, Net.    Net interest and other expense was $0.6 million for fiscal 2010 and $1.1 million for fiscal 2009 and primarily consisted of interest expense on indebtedness under our revolving credit facility with the decrease being primarily related to a reduction in interest rates.

        Provision (Benefit) for Income Taxes.    Our effective tax rate was 37.8% for fiscal 2010 and (15.3%) for fiscal 2009. During the second quarter of fiscal 2009, we recorded a non-cash goodwill impairment charge of $37.5 million of which $11.0 million related to non-tax-deductible goodwill and we recorded a non-cash intangible asset impairment charge of $1.0 million. The non-cash impairment charge related to non-tax-deductible goodwill reduced our effective tax rate from 37.5% to (15.3%) for fiscal 2009.

Selected Quarterly Financial Data; Seasonality

        The following table sets forth certain quarterly financial data for fiscal 2011 and fiscal 2010. This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements and, in our opinion, reflects all normally recurring adjustments necessary for fair presentation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal 2011				Fiscal 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands, except per share data: unaudited)
Net sales	$45,243	$49,549	$47,453	$45,825	$44,839	$47,896	$44,506	$42,811
Gross profit	23,462	25,414	23,907	22,410	23,474	25,343	22,983	22,053
Net income	3,947	4,552	3,945	3,274	3,944	5,101	3,794	3,544
Net income per common share:
Basic	$0.38	$0.44	$0.38	$0.32	$0.38	$0.49	$0.37	$0.34
Diluted	$0.38	$0.44	$0.38	$0.32	$0.37	$0.49	$0.36	$0.34

        We believe that our business is characterized by minor seasonality. However, sales to any particular customer can vary substantially from one quarter to the next based on such factors as industry trends, timing of promotional discounts, international economic conditions and acquisition-related activities. Excluding the effect of acquisitions, we have historically recorded higher branded products sales volume during the second fiscal quarter due to increased interest in health-related products among consumers following the holiday season. The fiscal 2011 acquisitions were completed during the first, second, third and fourth quarters and the fiscal 2010 acquisitions were completed during the first, third and fourth quarters.

Liquidity and Capital Resources

        As of September 30, 2011, we had cash of $2.4 million. Net cash provided by operating activities was $26.3 million, $17.9 million and $27.8 million for the years ended September 30, 2011, 2010 and 2009, respectively. The increase in net cash provided by operating activities in fiscal 2011 was primarily attributable to an increase in cash provided by changes in assets and liabilities, net of effects of acquisitions.

        Net cash used in investing activities was $27.2 million, $26.4 million and $13.8 million for the years ended September 30, 2011, 2010 and 2009, respectively. Our investing activities during these periods consisted of acquisitions of businesses and capital expenditures.

        During the year ended September 30, 2011, we made five acquisitions of businesses. On October 7, 2010, we acquired certain operating assets of TRC Nutritional Labs, Inc. On October 14, 2010, we acquired certain operating assets of The Heritage Store, Inc. On February 24, 2011, we acquired certain operating assets of SunFeather Natural Soap Company, Inc. On May 26, 2011, we acquired certain operating assets of Skin by Ann Webb, LLC. On September 15, 2011, we acquired certain operating assets of Transitions for Health, Inc., dba Emerita. The aggregate purchase price of these acquisitions was $14.8 million in cash.

        During the year ended September 30, 2010, we made four acquisitions of businesses. On October 9, 2009, we acquired from Nutritional Specialties, Inc. and its parent corporation, Baywood International, Inc., substantially all of the operating assets of the LifeTime Products nutritional supplement business excluding the ready-to-drink beverage business, which continued after closing under the company's new name, New Leaf Brands, Inc. On December 18, 2009, we acquired substantially all of the assets of Organix-South, Inc. On April 15, 2010, we acquired substantially all of the operating assets of Honey Gardens Apiaries, Inc. and Apitherapy, LLC. On July 16, 2010, we acquired substantially all of the operating assets of Nutritech Corporation. The aggregate purchase price of these acquisitions was $14.9 million in cash.

        The fiscal 2011 and fiscal 2010 acquisitions were financed primarily using borrowings under our revolving credit facility, as well as cash provided by operating activities. These acquisitions are in keeping with our business strategy of consolidating the fragmented industry where we compete and give us nutritional brands with products we currently do not sell. The expected long-term sales and expense synergies of acquired businesses are generally not realized immediately following acquisition as certain transition and integration matters must be completed.

        Capital expenditures during the years ended September 30, 2011, 2010 and 2009 related primarily to buildings, building improvements related to facility consolidation efforts, distribution and manufacturing equipment and information systems.

        Net cash provided by (used in) financing activities was $(0.5) million, $6.4 million and $(13.3) million for the years ended September 30, 2011, 2010 and 2009, respectively. Our financing activities during these periods consisted primarily of borrowings and repayments under our revolving credit facility related to operating needs, payments of deferred financing fees, purchases of common stock for treasury and proceeds from the issuance of common stock.

        In October 2007, we registered a direct stock purchase plan with the Securities and Exchange Commission. The purpose of this direct stock purchase plan is to provide a convenient way for existing stockholders, as well as new investors, to purchase shares of our common stock. A total of 1,500,000 shares of our common stock were registered under the plan with 19,577 and 32,075 shares purchased during the years ended September 30, 2011 and 2010, respectively.

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

        At September 30, 2011, we had outstanding revolving credit borrowings of $32.0 million under the Restated Credit Agreement. Borrowings under the Restated Credit Agreement are collateralized by substantially all of our assets. At our election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At September 30, 2011, the applicable weighted-average interest rate for outstanding borrowings was 2.32%. We are also required to pay a quarterly fee of 0.50% on the unused balance under the Restated Credit Agreement. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The Restated Credit Agreement matures on December 15, 2015, and we are required to repay all principal and interest outstanding under the Restated Credit Agreement on such date.

        The Restated Credit Agreement contains restrictive covenants, including restrictions on incurring other indebtedness and requirements that we maintain certain financial ratios. As of September 30, 2011, we were in compliance with these restrictive covenants. Upon the occurrence of a default or an event of default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring us to repay all amounts outstanding under the Restated Credit Agreement.

        A key component of our business strategy is to seek to make additional acquisitions, which may require that we obtain additional financing, which could include the incurrence of substantial additional indebtedness. We believe that borrowings under the Restated Credit Agreement or a replacement credit facility, together with cash flows from operations, will be sufficient to make required payments under the Restated Credit Agreement or any such replacement facility, and to make anticipated capital expenditures and fund working capital needs for fiscal 2012.

        Our significant non-cancelable contractual obligations and other commitments as of September 30, 2011 were as follows:

	Payments Due By Period
Contractual Obligations and Other Commitments	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(dollars in thousands)
Debt	$32,000	$—	$—	$32,000	$—
Interest on debt(a)	4,474	1,062	2,125	1,287	—
Operating leases	4,779	2,622	1,898	255	4

Total	$41,253	$3,684	$4,023	$33,542	$4

(a)
Represents estimated interest obligations associated with our outstanding revolving credit facility balance of $32.0 million at September 30, 2011, assuming no principal payments are made before maturity, a weighted-average interest rate of 2.32% and an underutilization fee of 0.50%.

New Accounting Standards

        In June 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance which is included in Accounting Standards Codification ("ASC") 220, "Comprehensive Income." This guidance no longer allows comprehensive income to be presented as a component of the statement of stockholders' equity but instead requires comprehensive income to be presented either in a continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for us as of October 1, 2012 and will not have an impact on our Consolidated Financial Statements as the guidance only changes the presentation of comprehensive income.

        In September 2011, the FASB issued authoritative guidance which is included in ASC 350, "Intangibles—Goodwill and Other." This guidance simplifies how goodwill is tested for impairment by first allowing an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for us as of October 1, 2012 and is not expected to have a material impact on our Consolidated Financial Statements.

        We periodically review new accounting standards that are issued. Although some of these accounting standards may be applicable to us, we have not identified any other new standards that we believe merit further discussion, and we expect that none would have a significant impact on our Consolidated Financial Statements.

Inflation

        Inflation affects the cost of raw materials, goods and services used by us. In recent years, inflation has been modest. The competitive environment somewhat limits our ability to recover higher costs resulting from inflation by raising prices. We seek to mitigate the adverse effects of inflation primarily through improved productivity and cost containment programs. We do not believe that inflation has had a material impact on our results of operations for the periods presented, except with respect to increased costs in manufacturing, packaging and distribution resulting from increased fuel and other petrochemical costs, as well as payroll-related costs, insurance premiums, and other costs arising from or related to government-imposed regulations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        At our election, borrowings under the Restated Credit Agreement bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At September 30, 2011, the applicable weighted-average interest rate for borrowings was 2.32% and we had total borrowings outstanding of $32.0 million. A hypothetical 100 basis point change in interest rates would not have had a material impact on our reported net income (loss) or cash flows in fiscal 2011, 2010 or 2009.

        With respect to our international operations, we are subject to currency fluctuations; however, we do not believe that these fluctuations would have a material adverse impact on our financial position or results of operations because the majority of our net sales to foreign countries are transacted in U.S. dollars. Net sales to foreign countries not transacted in U.S. dollars included sales to customers in Norway, Sweden, the United Kingdom, the Netherlands and Japan. To date, we have not hedged any of our potential foreign currency exposures.

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

        As required by SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on this evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2011 as a result of a material weakness in our internal control over financial reporting. This material weakness is discussed in Management's Report on Internal Control Over Financial Reporting.

        In light of the material weakness described below, we revised the impairment tests for tradenames at the individual level to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, we have concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

        Management's Report on Internal Control Over Financial Reporting.    We are responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). In order to evaluate the effectiveness of internal control over financial reporting, we conducted an assessment as of September 30, 2011, based on the criteria in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

        A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

        Based on our evaluation, we have concluded that, as of September 30, 2011, we did not maintain effective controls over impairment testing for certain indefinite-lived intangible assets. Specifically, we did not have adequate controls over the periodic evaluation for impairment of certain indefinite-lived intangible assets in accordance with generally accepted accounting principles because the evaluation was performed on an aggregate basis rather than on an individual tradename level. This control deficiency resulted in the revision of previously reported results for the years ended September 30, 2010 and 2009 included in this Annual Report on Form 10-K. Additionally, this control deficiency could result in a material misstatement to the aforementioned accounts and disclosures that would result in a material misstatement to the consolidated financial statements that would not be prevented or detected. Accordingly, we have determined that this control deficiency constituted a material weakness as of September 30, 2011. Our internal control over financial reporting as of September 30, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

        Changes in Internal Control Over Financial Reporting.    There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        Remediation Steps to Address Material Weakness.    Upon making the determination that our indefinite-lived tradenames should be tested for impairment on an individual level, we implemented processes and controls to address the material weakness described above and enhance the Company's internal control over financial reporting, including the following:

  •
  We have changed the methodology with which we perform the annual impairment test to be performed at the individual tradename level.

Additionally, we are in the process of updating the formal documentation of our accounting policies and procedures to clarify that the indefinite-lived intangible impairment test be performed at the individual tradename level.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information required by this item with respect to our directors, our audit committee, our audit committee financial expert and procedures by which stockholders may recommend nominees to the board of directors is set forth under the heading "The Board of Directors" in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed with the SEC within 120 days of the end of our fiscal year, which information is incorporated herein by reference. Information required by this item regarding our executive officers is included in Part I of this Annual Report on Form 10-K under the heading "Business—Executive Officers." Information required by this item with respect to Section 16(a) beneficial ownership reporting compliance is set forth in the Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of December 2011.

NUTRACEUTICAL INTERNATIONAL CORPORATION
By:	/s/ FRANK W. GAY II Frank W. Gay II Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 19th day of December 2011.

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

        In our opinion, the consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows present fairly, in all material respects, the financial position of Nutraceutical International Corporation and its subsidiaries at September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the periodic evaluation for impairment of certain indefinite-lived intangible assets existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the September 30, 2011 consolidated financial statements and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Salt Lake City, UT
December 19, 2011

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	September 30,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$2,441	$3,740
Accounts receivable, net	13,671	10,668
Inventories	39,853	40,273
Prepaid expenses and other current assets	4,617	2,107
Deferred income taxes	1,487	1,506

Total current assets	62,069	58,294
Property, plant and equipment, net	72,094	61,733
Goodwill	8,853	5,338
Intangible assets, net	19,693	17,418
Deferred income taxes, net	7,175	10,049
Other non-current assets	1,781	2,115

Total assets	$171,665	$154,947

Liabilities and Stockholders' Equity
Current liabilities:
Short-term debt	$—	$28,000
Accounts payable	11,892	10,621
Accrued expenses	7,845	7,052

Total current liabilities	19,737	45,673
Long-term debt	32,000	—
Other non-current liabilities	253	1,739

Total liabilities	51,990	47,412

Commitments and contingencies (Notes 10, 14 and 16)
Stockholders' equity:
Common stock, $0.01 par value, 50,000,000 shares authorized; 10,124,934 shares issued and outstanding at September 30, 2011; 10,351,740 shares issued and outstanding at September 30, 2010	101	104
Additional paid-in capital	19,794	23,408
Retained earnings	99,468	83,750
Accumulated other comprehensive income	312	273

Total stockholders' equity	119,675	107,535

Total liabilities and stockholders' equity	$171,665	$154,947

The accompanying notes are an integral part of these consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	Years ended September 30,
	2011	2010	2009
Net sales	$188,070	$180,052	$162,346
Cost of sales	92,877	86,199	77,137

Gross profit	95,193	93,853	85,209

Operating expenses:
Selling, general and administrative	68,230	65,666	62,195
Amortization of intangible assets	1,654	1,299	697
Impairment of goodwill and intangible assets (Note 7)	—	—	38,494

	69,884	66,965	101,386

Income (loss) from operations	25,309	26,888	(16,177)
Interest and other expense, net	1,140	550	1,104

Income (loss) before provision (benefit) for income taxes	24,169	26,338	(17,281)
Provision (benefit) for income taxes	8,451	9,955	(2,645)

Net income (loss)	$15,718	$16,383	$(14,636)

Net income (loss) per common share:
Basic	$1.52	$1.57	$(1.35)
Diluted	1.51	1.56	(1.35)
Weighted average common shares outstanding:
Basic	10,322,177	10,410,526	10,841,383
Dilutive effect of stock options	63,406	93,407	—

Diluted	10,385,583	10,503,933	10,841,383

The accompanying notes are an integral part of these consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years ended September 30,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$15,718	$16,383	$(14,636)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,052	7,374	6,631
Amortization of deferred financing fees	157	56	56
Impairment of goodwill and intangible assets	—	—	38,494
Losses on disposals of property and equipment	15	—	14
Deferred income taxes	2,893	1,988	(8,987)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(2,159)	2,535	1,495
Inventories	2,477	(9,273)	5,089
Prepaid expenses and other current assets	(1,713)	354	692
Other non-current assets	324	(1,025)	(611)
Accounts payable	1,271	(627)	(1,085)
Accrued expenses	(327)	50	(90)
Other non-current liabilities	(368)	55	719

Net cash provided by operating activities	26,340	17,870	27,781

Cash flows from investing activities:
Purchases of property, plant and equipment	(12,405)	(11,525)	(9,176)
Acquisitions of businesses	(14,780)	(14,905)	(4,624)

Net cash used in investing activities	(27,185)	(26,430)	(13,800)

Cash flows from financing activities:
Proceeds from debt	20,500	19,500	9,500
Payments on debt	(16,500)	(10,000)	(19,000)
Payments of deferred financing fees	(878)	—	—
Proceeds from issuances of common stock	775	679	516
Purchases of common stock for treasury	(4,721)	(3,995)	(4,407)
Tax benefit from stock option exercises	329	264	134

Net cash provided by (used in) financing activities	(495)	6,448	(13,257)

Effect of exchange rate changes on cash and cash equivalents	41	(6)	(55)

Net increase (decrease) in cash and cash equivalents	(1,299)	(2,118)	669
Cash and cash equivalents at beginning of year	3,740	5,858	5,189

Cash and cash equivalents at end of year	$2,441	$3,740	$5,858

The accompanying notes are an integral part of these consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Retained Earnings		Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at October 1, 2008	10,838,976	$108	$30,213	$82,003	$351	$—	$112,675
Net loss	—	—	—	(14,636)	—	—	(14,636)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	—	—	—	—	(28)	—	(28)

Total comprehensive loss							(14,664)
Issuances of common stock	98,581	1	515	—	—	—	516
Tax benefit from stock option exercises	—	—	134	—	—	—	134
Purchases of common stock for treasury	—	—	—	—	—	(4,407)	(4,407)
Retirement of common stock in treasury	(356,775)	(3)	(4,404)	—	—	4,407	—

Balance at September 30, 2009	10,580,782	106	26,458	67,367	323	—	94,254
Net income	—	—	—	16,383	—	—	16,383
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	—	—	—	—	(50)	—	(50)

Total comprehensive income							16,333
Issuances of common stock	98,306	1	678	—	—	—	679
Tax benefit from stock option exercises	—	—	264	—	—	—	264
Purchases of common stock for treasury	—	—	—	—	—	(3,995)	(3,995)
Retirement of common stock in treasury	(327,348)	(3)	(3,992)	—	—	3,995	—

Balance at September 30, 2010	10,351,740	104	23,408	83,750	273	—	107,535
Net income	—	—	—	15,718	—	—	15,718
Other comprehensive income:
Foreign currency translation adjustment, net of tax	—	—	—	—	39	—	39

Total comprehensive income							15,757
Issuances of common stock	108,965	1	774	—	—	—	775
Tax benefit from stock option exercises	—	—	329	—	—	—	329
Purchases of common stock for treasury	—	—	—	—	—	(4,721)	(4,721)
Retirement of common stock in treasury	(335,771)	(4)	(4,717)	—	—	4,721	—

Balance at September 30, 2011	10,124,934	$101	$19,794	$99,468	$312	$—	$119,675

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

        The Company manufactures and sells nutritional supplements and other natural products under numerous brands including Solaray®, KAL®, Nature's Life®, LifeTime®, Natural Balance®, bioAllers®, Herbs for KidsTM, NaturalCare®, Health from the Sun®, Life-flo®, Organix South®, Pioneer® and Monarch Nutraceuticals™.

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

        Fair Value of Financial Instruments—The Company believes that the fair values of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and debt, approximated their respective book values at September 30, 2011 and 2010.

        Cash and Cash Equivalents—Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. The majority of the Company's cash and cash equivalents were held by one bank at September 30, 2011. As a result of this concentration, the Company's cash and cash equivalents balances frequently exceed federally insured limits. The Company does not believe it is subject to any other unusual risks as a result of this concentration other than those normally associated with commercial banking relationships.

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

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

        Inventories—Branded inventories included freight-in, materials, labor and overhead costs and were stated at the lower of cost or market, cost being determined by a moving weighted average. Retail inventories were accounted for using the retail method. Valuation adjustments are made for slow moving, obsolete and/or damaged inventory based on a periodic analysis of individual inventory items, including an evaluation of historical usage and/or movement, age, expiration date and general condition.

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

        Goodwill and Intangible Assets—The excess of purchase price over fair value of assets acquired and liabilities assumed in purchase transactions was classified as goodwill. Intangible assets with finite useful lives are amortized while intangible assets with indefinite useful lives are not amortized. Amortizable intangible assets are reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill and indefinite-lived intangible assets are tested annually for impairment and are tested for impairment between annual tests if an event occurs that would cause the Company to believe that value is impaired. The appropriateness of the indefinite-life classification of non-amortizable intangible assets is also reviewed as part of the annual testing or when circumstances warrant a change to a finite life. The Company performs its annual impairment testing as of September 30 each year, which is the last day of the Company's fiscal year.

        A two step process is used to test for goodwill impairment. The first step is to determine if there is an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value, including existing goodwill. Reporting unit fair values are estimated using discounted cash flow models as well as considering market and other factors. Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value. Upon an indication of impairment, a second step is performed to measure the amount of the impairment by comparing the implied fair value of the reporting unit's goodwill with its carrying value.

        Intangible assets with indefinite useful lives are tested for impairment at the individual tradename level by comparing the fair value of the indefinite-lived intangible asset to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment charge is recognized. Fair values of indefinite-lived intangible assets are determined based on discounted cash flows.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

        Amortizable intangible assets are reviewed for recoverability by comparing an asset group's carrying amount to the future undiscounted cash flows the asset group is expected to generate. If the asset group is considered to be impaired, the difference between the carrying amount and the fair value of the impaired asset group is recorded.

        Deferred Financing Fees—The Company deferred certain debt issuance costs, including bank, legal, accounting and other fees, related to the establishment and subsequent amendment and restatement of a credit agreement (Note 9). These costs were capitalized as deferred financing fees and are being amortized using the straight-line method, which approximates the effective interest rate method, based on the terms of the credit agreement.

        Foreign Currency Translation—The functional currency of each of the Company's foreign subsidiaries and branches is the local currency. All assets and liabilities of foreign subsidiaries and branches were translated into U.S. Dollars at fiscal year-end exchange rates. Income and expense items were translated at average exchange rates prevailing during the year. The resulting translation adjustments, net of income taxes, were recorded in accumulated other comprehensive income, which is a component of stockholders' equity.

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

        Shipping and Handling Costs—The Company incurred shipping and handling costs related to third-party freight charges, as well as internal warehousing and order fulfillment costs. These costs were classified as selling, general and administrative expenses and totaled $11,563, $10,502 and $8,446 for the years ended September 30, 2011, 2010 and 2009, respectively.

        Research and Development—The Company expensed research and development costs as incurred. For the years ended September 30, 2011, 2010 and 2009, the Company incurred $3,935, $3,938 and $3,022, respectively, in research and development expenditures.

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

        The Company accounted for uncertain tax positions taken or expected to be taken in a tax return including the related financial statement recognition, measurement, reporting and disclosure (Note 11).

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

        New Accounting Standards—In June 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance which is included in Accounting Standards Codification ("ASC") 220, "Comprehensive Income." This guidance no longer allows comprehensive income to be presented as a component of the statement of stockholders' equity but instead requires comprehensive income to be presented either in a continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for the Company as of October 1, 2012 and will not have an impact on the Company's Consolidated Financial Statements as the guidance only changes the presentation of comprehensive income.

        In September 2011, the FASB issued authoritative guidance which is included in ASC 350, "Intangibles—Goodwill and Other." This guidance simplifies how goodwill is tested for impairment by first allowing an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for the Company as of October 1, 2012 and is not expected to have a material impact on the Company's Consolidated Financial Statements.

        The Company periodically reviews new accounting standards that are issued. Although some of these accounting standards may be applicable to the Company, the Company has not identified any other new standards that it believes merit further discussion, and the Company expects that none would have a significant impact on its Consolidated Financial Statements.

        Revisions of Prior Periods—Historically, the Company performed impairment testing on its portfolio of indefinite-lived trademarks and tradenames (collectively "tradenames") on an aggregate basis. In connection with its annual indefinite-lived intangible impairment testing for the year ended September 30, 2011, the Company re-evaluated the guidance in ASC 350-30-35-21 through 35-24 and determined that its testing of indefinite-lived tradenames should have been at the individual tradename level rather than on an aggregate basis. Based on this revised methodology, the Company determined that it should have previously recorded non-cash impairment charges for certain of its tradenames totaling $1,278 ($785 after tax) for periods preceding October 1, 2008 and $975 ($599 after tax) for the year ended September 30, 2009. Although the effect of not previously recording these non-cash impairment charges was not material to any previously issued financial statements, the cumulative effect of recording these corrections in the current period would be material to the year ended September 30, 2011. Consequently, the Company has revised its previously issued financial statements to correctly reflect these non-cash impairment charges for certain of its tradenames in the appropriate periods. The following tables illustrate the effects of this revision on the Company's Consolidated Financial Statements for those line items affected (these revisions have no net impact on the Company's net cash

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

amounts provided by or used in operating, financing or investing activities for any of the periods previously reported):

Consolidated Balance Sheet Items:

	As of September 30, 2010
	As Previously Reported	Adjustment	As Revised
Intangible assets, net	$19,671	$(2,253)	$17,418
Deferred income taxes, net (non-current)	9,180	869	10,049
Total assets	156,331	(1,384)	154,947
Retained earnings	85,134	(1,384)	83,750
Total stockholders' equity	108,919	(1,384)	107,535
Total liabilities and stockholders' equity	156,331	(1,384)	154,947

Consolidated Statements of Operations Items:

	Year Ended September 30, 2009
	As Previously Reported	Adjustment	As Revised
Impairment of goodwill and intangible assets	$37,519	$975	$38,494
Income (loss) from operations	(15,202)	(975)	(16,177)
Income (loss) before provision (benefit) for income taxes	(16,306)	(975)	(17,281)
Provision (benefit) for income taxes	(2,269)	(376)	(2,645)
Net income (loss)	(14,037)	(599)	(14,636)
Net income (loss) per common share—Basic	$(1.29)	$(0.06)	$(1.35)
Net income (loss) per common share—Diluted	(1.29)	(0.06)	(1.35)

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) Items:

	Year Ended September 30, 2009
	As Previously Reported	Adjustment	As Revised
Retained earnings, balance as of October 1, 2008	$82,788	$(785)	$82,003
Total stockholders' equity, balance as of October 1, 2008	113,460	(785)	112,675
Net loss	(14,037)	(599)	(14,636)
Total comprehensive loss	(14,065)	(599)	(14,664)
Retained earnings, balance as of September 30, 2009	68,751	(1,384)	67,367
Total stockholders' equity, balance as of September 30, 2009	95,638	(1,384)	94,254

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

	Year Ended September 30, 2010
	As Previously Reported	Adjustment	As Revised
Retained earnings, balance as of September 30, 2010	$85,134	$(1,384)	$83,750
Total stockholders' equity, balance as of September 30, 2010	108,919	(1,384)	107,535

3. Acquisitions

        During the year ended September 30, 2011, the Company made five acquisitions of businesses. On October 7, 2010, the Company acquired certain operating assets of TRC Nutritional Labs, Inc. On October 14, 2010, the Company acquired certain operating assets of The Heritage Store, Inc. On February 24, 2011, the Company acquired certain operating assets of SunFeather Natural Soap Company, Inc. On May 26, 2011, the Company acquired certain operating assets of Skin by Ann Webb, LLC. On September 15, 2011, the Company acquired certain operating assets of Transitions for Health, Inc., dba Emerita. The aggregate purchase price of these acquisitions was $14,780 in cash.

        During the year ended September 30, 2010, the Company made four acquisitions of businesses. On October 9, 2009, the Company acquired from Nutritional Specialties, Inc. and its parent corporation, Baywood International, Inc., substantially all of the operating assets of the LifeTime Products nutritional supplement business excluding the ready-to-drink beverage business, which continued after closing under the company's new name, New Leaf Brands, Inc. On December 18, 2009, the Company acquired substantially all of the operating assets of Organix-South, Inc. On April 15, 2010, the Company acquired substantially all of the operating assets of Honey Gardens Apiaries, Inc. and Apitherapy, LLC. On July 16, 2010, the Company acquired substantially all of the operating assets of Nutritech Corporation. The aggregate purchase price of these acquisitions was $14,905 in cash.

        These acquisitions are in keeping with the Company's business strategy of consolidating the fragmented industry where it competes. These acquisitions were accounted for using the acquisition method of accounting. Accordingly, the aggregate purchase price was assigned to the assets acquired and liabilities assumed based on their fair values at the respective dates of acquisition. The excess of aggregate purchase price over the fair values of the assets acquired and liabilities assumed was classified as goodwill (Note 7). The Consolidated Statements of Operations and Consolidated Statements of Cash Flows presented herein include the activities of these acquired businesses from their respective dates of acquisition. The following reflects the allocation of the aggregate purchase

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

3. Acquisitions (Continued)

prices for the fiscal 2011 and fiscal 2010 acquisitions to the aggregate assets acquired and liabilities assumed:

	Fiscal 2011 Acquisitions	Fiscal 2010 Acquisitions
Aggregate assets acquired and liabilities assumed:
Current assets, net	$3,080	$3,542
Property, plant and equipment	4,369	699
Goodwill	3,515	4,211
Intangible assets	3,816	6,520
Current liabilities	—	(67)

	$14,780	$14,905

        The fiscal 2011 and fiscal 2010 acquired intangible assets included trademarks and tradenames totaling $449 and $2,910, respectively, which have indefinite lives and are not subject to amortization for financial statement purposes, as well as intangible assets totaling $3,367 and $3,610, respectively, related to trademarks, tradenames, customer relationships and a non-compete agreement, which are being amortized over a period of three to fifteen years for financial statement purposes. Acquired intangible assets of $3,816 related to the fiscal 2011 acquisitions and $6,520 related to the fiscal 2010 acquisitions are expected to be deductible for tax purposes over fifteen years. Goodwill, which is not subject to amortization for financial statement purposes, of $3,515 related to the fiscal 2011 acquisitions and $4,211 related to the fiscal 2010 acquisitions is expected to be deductible for tax purposes over fifteen years.

4. Accounts Receivable, net

        Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	September 30,
	2011	2010
Accounts receivable	$15,736	$12,769
Less allowances	(2,065)	(2,101)

	$13,671	$10,668

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

5. Inventories

        Inventories were comprised of the following:

	September 30,
	2011	2010
Raw materials	$16,001	$14,438
Work-in-process	5,626	4,707
Finished goods	18,226	21,128

	$39,853	$40,273

6. Property, Plant and Equipment, net

        Property, plant and equipment, net, were comprised of the following:

		September 30,
	Estimated Useful Life in Years
		2011	2010
Land	—	$7,854	$5,783
Buildings	30	63,484	54,675
Leasehold improvements	1 - 7	2,512	3,031
Furniture, fixtures and equipment	3 - 10	47,943	44,462

		121,793	107,951
Less accumulated depreciation and amortization		(49,699)	(46,218)

		$72,094	$61,733

        At September 30, 2011 and 2010, the Company had no equipment under capital leases. Substantially all property, plant and equipment of the Company collateralized its debt obligations (Note 9).

        Depreciation and amortization of property, plant and equipment totaled $6,398, $6,075 and $5,934 for the years ended September 30, 2011, 2010 and 2009, respectively.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

7. Goodwill and Intangible Assets

        Goodwill and indefinite-lived intangible assets are tested annually for impairment and are tested for impairment between annual tests if an event occurs that would cause the Company to believe that value is impaired. The Company performs its annual impairment testing as of September 30 each year, which is the last day of the Company's fiscal year. Amortizable intangible assets are reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. There were no at-risk reporting units at September 30, 2011.

        In March 2009, as a result of the general economic downturn and a prolonged decrease in the Company's stock price, the Company performed an interim impairment test of its goodwill and indefinite-lived intangible assets. This March 2009 interim impairment test resulted in the Company recording a non-cash goodwill impairment charge of $37,519 ($27,288 after tax, or $2.52 per diluted share) related to the Company's branded and natural food markets reporting units as well as a non-cash intangible asset impairment charge of $975 ($599 after tax, or $0.06 per diluted share) related to certain tradenames (See Note 2). These impairment charges are reflected as impairment of goodwill and intangible assets in the Consolidated Statements of Operations. For purposes of the goodwill impairment test, fair values were estimated using discounted cash flow models as well as considering market and other factors. The Company estimated the fair value of its indefinite-lived tradenames using a discounted cash flow model. The fiscal 2009 non-cash goodwill impairment charge and the non-cash intangible asset impairment charge had no impact on the Company's compliance with debt covenants, cash flows or available liquidity.

        The changes in the carrying amount of goodwill for the years ended September 30, 2010 and 2011 were as follows:

Goodwill
Balance as of October 1, 2009
Goodwill	$41,571
Accumulated impairment losses	(40,394)

1,177
Goodwill attributable to fiscal 2010 acquisitions	4,211
Purchase accounting adjustment related to prior acquisition	(50)

Balance as of September 30, 2010
Goodwill	45,732
Accumulated impairment losses	(40,394)

5,338
Goodwill attributable to fiscal 2011 acquisitions	3,515

Balance as of September 30, 2011
Goodwill	49,247
Accumulated impairment losses	(40,394)

$8,853

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

7. Goodwill and Intangible Assets (Continued)

        The carrying amounts of intangible assets at September 30, 2011 and 2010 were as follows:

	September 30, 2011			September 30, 2010
							Weighted- Average Amortization Period (Years)
	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount
Intangible assets subject to amortization:
Trademarks/trade names/patents	$1,812	$(550)	$1,262	$686	$(466)	$220	12
Customer relationships/distribution rights/ non-compete agreement	10,037	(3,716)	6,321	7,689	(2,300)	5,389	6
Developed software and technology	772	(759)	13	772	(605)	167	5

	12,621	(5,025)	7,596	9,147	(3,371)	5,776
Intangible assets not subject to amortization:
Trademarks/trade names/licenses	12,097	—	12,097	11,642	—	11,642

	$24,718	$(5,025)	$19,693	$20,789	$(3,371)	$17,418

(1)
Amounts include the impact of foreign currency translation adjustments.

        Aggregate amortization expense related to intangible assets subject to amortization totaled $1,654, $1,299 and $697 for the years ended September 30, 2011, 2010 and 2009, respectively.

        Estimated amortization expense related to intangible assets subject to amortization is as follows:

Year Ending September 30,	Estimated Amortization Expense
2012	$1,806
2013	1,607
2014	1,341
2015	1,195
2016	630
Thereafter	1,017

$7,596

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

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

8. Accrued Expenses

        Accrued expenses were comprised of the following:

	September 30,
	2011	2010
Employee payroll, taxes, benefits and performance incentives	$5,045	$4,641
Other accrued expenses	2,800	2,411

	$7,845	$7,052

9. Debt

        Debt was comprised of the following:

	September 30,
	2011	2010
Short-term debt—revolving credit facility	$—	$28,000
Long-term debt—revolving credit facility	32,000	—

	$32,000	$28,000

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

        At September 30, 2011, the Company had outstanding revolving credit borrowings of $32,000 under the Restated Credit Agreement. Borrowings under the Restated Credit Agreement are collateralized by substantially all assets of the Company. At the Company's election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At September 30, 2011, the applicable weighted-average interest rate for outstanding borrowings was 2.32%. The Company is also required to pay a quarterly fee of 0.50% on the unused balance under the Restated Credit Agreement. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The Restated Credit Agreement matures on December 15, 2015, and the Company is required to repay all principal and interest outstanding under the Restated Credit Agreement on such date.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

9. Debt (Continued)

        The Restated Credit Agreement contains restrictive covenants, including restrictions on incurring other indebtedness and requirements that the Company maintain certain financial ratios. Upon the occurrence of a default or an event of default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring the Company to repay all amounts outstanding under the Restated Credit Agreement.

10. Lease Commitments and Obligations

        The Company leases retail, office, storage and warehouse space under non-cancelable operating leases, the last of which expires during fiscal 2017; however, the Company has negotiated extension options in many cases. These operating leases require the Company to pay all taxes, insurance and maintenance.

        The following summarizes future minimum lease payments required under the Company's significant non-cancelable operating leases:

Year Ending September 30,	Minimum Lease Payments
2012	$2,622
2013	1,275
2014	623
2015	164
2016	91
Thereafter	4

$4,779

        Total rent expense incurred by the Company under significant non-cancelable operating leases was $2,796, $3,337 and $3,151 for the years ended September 30, 2011, 2010 and 2009, respectively.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

11. Income Taxes

        The provision (benefit) for income taxes was comprised of the following:

	Years Ended September 30,
	2011	2010	2009
Current:
Federal	$4,911	$7,008	$5,285
State	747	1,078	898
Deferred:
Federal	2,395	1,603	(7,570)
State	398	266	(1,258)

	$8,451	$9,955	$(2,645)

        A summary of the composition of net deferred income tax assets and liabilities was as follows:

	September 30,
	2011	2010
Current Deferred Income Tax Assets
Accounts receivable reserves	$616	$628
Inventory reserves	493	599
Accrued liabilities	378	279

	$1,487	$1,506

Non-Current Deferred Income Tax Assets and Liabilities, net
Goodwill and other intangible assets	$6,775	$7,966
Property, plant and equipment	210	1,525
Other non-current liabilities	190	558

	$7,175	$10,049

        The differences between income taxes (benefit) at the statutory federal income tax rate and income taxes (benefit) reported in the Consolidated Statements of Operations were as follows:

	Years Ended September 30,
	2011	2010	2009
Federal tax (benefit) at statutory rate	$8,459	$9,218	$(6,048)
State taxes (benefit), net of federal benefit	745	874	(234)
Non-deductible expenses	153	155	140
Goodwill impairment	—	—	3,925
Manufacturing benefit	(547)	(351)	(293)
Other	(359)	59	(135)

	$8,451	$9,955	$(2,645)

        As of September 30, 2011, the Company's liability related to unrecognized tax benefits was $107 of which $99 would impact the Company's effective tax rate if recognized. The liability related to

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

11. Income Taxes (Continued)

unrecognized tax benefits was recorded as a component of other non-current liabilities in the Company's Consolidated Balance Sheets. Interest related to unrecognized tax benefits is recorded as a component of interest and other expense in the Company's Consolidated Statements of Operations. For the years ended September 30, 2011 and 2010, the Company recorded a net benefit of $3 and $2, respectively, for interest related to unrecognized tax benefits. At September 30, 2011, the Company had $5 in accrued interest related to unrecognized tax benefits. As of September 30, 2010, the Company's liability related to unrecognized tax benefits was $128. The Company does not anticipate any significant changes in unrecognized tax benefits during the next twelve months.

        During fiscal 2010 and fiscal 2011, the aggregate changes in the balance of unrecognized tax benefits were as follows:

Unrecognized Tax Benefits
Balance as of October 1, 2009	$167
Decreases for tax positions related to prior years	(4)
Reductions due to lapsed statute of limitations	(35)

Balance as of September 30, 2010	128
Reductions due to lapsed statute of limitations	(21)

Balance as of September 30, 2011	$107

        The Company files income tax returns in the United States federal jurisdiction, various U.S. state jurisdictions and certain foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for fiscal years before 2008. The Company is no longer subject to examination in any U.S. state jurisdiction or foreign jurisdiction for fiscal years prior to 2006.

12. Capital Stock

        Description of Capital Stock—At September 30, 2011 and 2010, the Company had two authorized classes of stock: Common Stock and Preferred Stock, each with a par value of $0.01 per share. At September 30, 2011 and 2010, 5,000,000 shares of Preferred Stock were authorized with no shares issued or outstanding.

        Stock Option Plans—During the year ended September 30, 1998, the Company's Board of Directors adopted the 1998 Stock Incentive Plan. This plan provided for granting options to purchase Common Stock to executives, employees and consultants of the Company and its subsidiaries. Grants under this plan vested over a period of two to four years and expire no later than the tenth anniversary of the date of grant. In aggregate, 1,050,000 shares of Common Stock were reserved for issuance under this plan. As of September 30, 2011, options to purchase 282,300 shares of Common Stock were issued, outstanding and exercisable under this plan.

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

150,000 shares of Common Stock were reserved for issuance under this plan. As of September 30, 2011, options to purchase 20,000 shares of Common Stock were issued, outstanding and exercisable under this plan.

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

        As of September 30, 2011, options to purchase an aggregate 302,300 shares of Common Stock were issued, outstanding and exercisable. The following table sets forth option activity under the 1998 Stock Incentive Plan and the 1998 Non-Employee Director Stock Option Plan for the years ended September 30, 2009, 2010 and 2011:

	Number of Options	Average Price Per Share	Aggregate Option Price
Outstanding at October 1, 2008	563,517	$8.30	$4,677
Exercised	(75,600)	4.21	(318)
Forfeited or expired	(30,000)	10.18	(305)

Outstanding at September 30, 2009	457,917	8.85	4,054
Exercised	(66,229)	4.20	(278)

Outstanding at September 30, 2010	391,688	9.64	3,776
Exercised	(89,388)	5.59	(500)

Outstanding at September 30, 2011	302,300	$10.84	$3,276

        Options granted were issued at exercise prices that represented the quoted market price of Common Stock at the respective grant dates. For the years ended September 30, 2011, 2010 and 2009, options to purchase 13,125, 71,325 and 272,175 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of these stock options were greater than the average share price of the Company's common stock and, therefore, the effect would have been antidilutive.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

12. Capital Stock (Continued)

        The following table sets forth data related to exercise prices and lives for all issued, outstanding and exercisable options as of September 30, 2011, which include grants made under the 1998 Stock Incentive Plan and the 1998 Non-Employee Director Stock Option Plan:

	September 30, 2011
	Options Outstanding		Options Exercisable
Range of Exercise Prices	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
$3.50	58,300	$3.50	58,300	$3.50
(Avg. life: 0.2 years)
$10.50 - $14.22	244,000	12.59	244,000	12.59
(Avg. life: 2.6 years)

	302,300	$10.84	302,300	$10.84

        At September 30, 2011, the aggregate intrinsic value of stock options outstanding and exercisable was $663. The intrinsic value is the amount by which the market value of the underlying common stock exceeds the exercise price of the respective stock option.

        During the years ended September 30, 2011, 2010 and 2009, the Company received proceeds of $500, $278 and $318, respectively, related to the exercise of stock options and optionees realized aggregate pre-tax gains of $854, $683 and $323, respectively, from these stock option exercises.

        Share Purchase Program—Prior to fiscal 2011, the Company's Board of Directors approved a share purchase program authorizing the Company to buy up to 3,500,000 shares of Common Stock of the Company. During fiscal 2011, the Company purchased 335,771 shares at an aggregate price of $4,721. During fiscal 2010, the Company purchased 327,348 shares at an aggregate price of $3,995. During fiscal 2009, the Company purchased 356,775 shares at an aggregate price of $4,407. All shares of Common Stock held in treasury were retired prior to September 30 in the respective fiscal year of purchase. As of September 30, 2011, the Company was permitted to purchase up to 544,021 additional shares under its approved share purchase program. The shares available for repurchase at September 30, 2011 have no expiration date. The Company accounts for treasury shares using the cost method.

        Direct Stock Purchase Plan—In October 2007, the Company registered a direct stock purchase plan with the Securities and Exchange Commission. The purpose of this direct stock purchase plan is to provide a convenient way for existing stockholders, as well as new investors, to purchase shares of the Company's Common Stock. A total of 1,500,000 shares of the Company's Common Stock were registered under the plan with 19,577 and 32,075 shares purchased for the years ended September 30, 2011 and 2010, respectively.

13. Segments

        Segment identification and selection is consistent with the management structure used by the Company's chief operating decision maker to evaluate performance and make decisions regarding resource allocation, as well as the materiality of financial results consistent with that structure. Based

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

13. Segments (Continued)

on the Company's management structure and method of internal reporting, the Company has one operating segment. The Company does not review operating results on a disaggregated basis; rather, management reviews operating results on an aggregate basis.

        Net sales attributed to customers in the United States and foreign countries for the years ended September 30, 2011, 2010 and 2009 were as follows:

	Year Ended September 30,
	2011	2010	2009
United States	$167,434	$160,017	$145,131
Foreign countries	20,636	20,035	17,215

	$188,070	$180,052	$162,346

        Certain net sales attributed to customers in the United States are sold to customers who in turn may sell such products to customers in foreign countries while certain net sales attributed to customers in foreign countries are sold to customers who in turn may sell such products to customers in the United States.

        The Company's net sales by product group for the years ended September 30, 2011, 2010 and 2009 were as follows:

	Year Ended September 30,
	2011	2010	2009
Branded nutritional supplements and other natural products	$173,815	$164,615	$146,355
Other(1)	14,255	15,437	15,991

	$188,070	$180,052	$162,346

(1)
Nets sales for any other product or group of similar products are less than 10% of consolidated net sales.

14. Employee Benefit Plans

        401(k) Plan—The Company has a 401(k) defined contribution profit sharing plan that covers substantially all employees. Under the plan, employees may contribute up to 15% of their compensation subject to certain exceptions and limitations. In addition, employees who meet certain age requirements may contribute additional amounts permitted by law under the plan. The Company makes matching contributions to the plan up to the first 4% of employee contributions and is permitted to make discretionary contributions under the plan. The amounts contributed to the plan by the Company were $842, $800 and $760 for the years ended September 30, 2011, 2010 and 2009, respectively.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

15. Supplemental Disclosure of Cash Flow Items

        Cash paid by the Company for interest was $816, $430 and $1,178 for the years ended September 30, 2011, 2010 and 2009, respectively. Cash paid by the Company for taxes was $7,041, $7,575 and $5,711 for the years ended September 30, 2011, 2010 and 2009, respectively.

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

NUTRACEUTICAL INTERNATIONAL CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(dollars in thousands)
September 30, 2011
Deducted from related asset account:
Allowance for sales returns	$966	$15	$—	$87	$894
Allowance for doubtful accounts	1,135	45	—	9	1,171
September 30, 2010
Deducted from related asset account:
Allowance for sales returns	817	149	—	—	966
Allowance for doubtful accounts	1,362	85	—	312	1,135
September 30, 2009
Deducted from related asset account:
Allowance for sales returns	818	90	—	91	817
Allowance for doubtful accounts	1,339	135	—	112	1,362

EXHIBIT INDEX

Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation of Nutraceutical(1)
3.2	Form of By-laws of Nutraceutical(1)
4.1	Form of certificate representing Common Stock(1)
4.2	Amended and Restated Registration Agreement dated as of January 31, 1995 among Nutraceutical and certain of its stockholders(1)
10.1	Form of Indemnification Agreement(1)
10.2	1998 Stock Incentive Plan(1)
10.3	1998 Non-Employee Director Stock Option Plan(1)
10.4	Form of Agreement for Stock Options granted under the 1998 Stock Incentive Plan and 1998 Non-Employee Director Stock Option Plan(2)
10.5	First Amendment to Credit Agreement dated as of September 7, 2006 among Nutraceutical and its lenders(3)
10.6	Amended and Restated Credit Agreement dated as of December 17, 2010 among Nutraceutical and its lenders(4)
11.1	Computation of earnings per share
The information required by Exhibit 11.1 is set forth on page F-4 of this Form 10-K.
21.1	Subsidiaries of Nutraceutical(5)
23.1	Consent of PricewaterhouseCoopers LLP(5)
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(5)
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(5)
101.INS	XBRL Instance Document(6)
101.SCH	XBRL Taxonomy Extension Schema Document(6)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(6)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(6)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document(6)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(6)

(1)
Incorporated herein by reference to the applicable exhibit to our Registration Statement on Form S-1/A, Registration No. 333-41909.

(2)
Filed as an exhibit to our Form 8-K filed on October 3, 2005 and incorporated herein by reference.

(3)
Filed as an exhibit to our Form 8-K filed on September 8, 2006 and incorporated herein by reference.

(4)
Filed as an exhibit to our Form 8-K filed on December 21, 2010 and incorporated herein by reference.

(5)
Filed herewith.

(6)
XBRL information will be considered to be furnished, not filed, for the first two years of a company's submission of XBRL information.