Form 10-Q
period 2011-12-31
NUTRACEUTICAL INTERNATIONAL CORP
filed 2012-01-26
CIK 1050007

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

        for the Quarterly Period Ended December 31, 2011

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

        At January 25, 2012, the registrant had 9,944,962 shares of common stock outstanding.

NUTRACEUTICAL INTERNATIONAL CORPORATION
INDEX

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	December 31, 2011	September 30, 2011(1)
ASSETS
Current assets
Cash	$4,792	$2,441
Accounts receivable, net	12,289	13,671
Inventories	39,855	39,853
Prepaid expenses and other current assets	3,114	4,617
Deferred income taxes	1,513	1,487

Total current assets	61,563	62,069
Property, plant and equipment, net	72,292	72,094
Goodwill	9,202	8,853
Intangible assets, net	19,562	19,693
Other non-current assets	1,735	1,781
Deferred income taxes, net	6,835	7,175

Total assets	$171,189	$171,665

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$12,620	$11,892
Accrued expenses	5,491	7,845

Total current liabilities	18,111	19,737
Long-term debt	31,500	32,000
Other non-current liabilities	304	253

Total liabilities	49,915	51,990

Stockholders' equity
Common stock	100	101
Additional paid-in capital	18,233	19,794
Retained earnings	102,879	99,468
Accumulated other comprehensive income	261	312
Treasury stock	(199)	—

Total stockholders' equity	121,274	119,675

Total liabilities and stockholders' equity	$171,189	$171,665

(1)
The condensed consolidated balance sheet as of September 30, 2011 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended December 31,
	2011	2010
Net sales	$46,628	$45,243
Cost of sales	23,370	21,781

Gross profit	23,258	23,462
Operating expenses
Selling, general and administrative	17,140	16,735
Amortization of intangible assets	474	390

Income from operations	5,644	6,337
Interest and other expense, net	359	171

Income before provision for income taxes	5,285	6,166
Provision for income taxes	1,874	2,219

Net income	$3,411	$3,947
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	(51)	39

Comprehensive income	$3,360	$3,986

Net income per common share
Basic	$0.34	$0.38
Diluted	0.34	0.38
Weighted average common shares outstanding
Basic	10,045,224	10,378,513
Dilutive effect of stock options	14,883	83,576

Diluted	10,060,107	10,462,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Three months ended December 31,
	2011	2010
Cash flows from operating activities
Net income	$3,411	$3,947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,085	1,942
Amortization of deferred financing fees	46	19
Losses on disposals of property and equipment	1	5
Deferred income taxes	314	410
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net	1,523	(1,473)
Inventories	266	1,383
Prepaid expenses and other current assets	1,529	458
Other non-current assets	7	112
Accounts payable	728	472
Accrued expenses	(2,371)	(855)
Other non-current liabilities	51	(120)

Net cash provided by operating activities	7,590	6,300

Cash flows from investing activities
Acquisitions of businesses	(1,134)	(7,118)
Purchases of property and equipment	(1,810)	(1,498)

Net cash used in investing activities	(2,944)	(8,616)

Cash flows from financing activities
Proceeds from debt	500	8,000
Payments on debt	(1,000)	(6,000)
Payments of deferred financing fees	—	(867)
Proceeds from issuances of common stock	219	431
Repurchases of common stock	(2,174)	—
Tax benefit from stock option exercises	194	245

Net cash provided by (used in) financing activities	(2,261)	1,809

Effect of exchange rate changes on cash	(34)	25

Net increase (decrease) in cash	2,351	(482)
Cash at beginning of period	2,441	3,740

Cash at end of period	$4,792	$3,258

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

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the consolidated financial position of the Company as of December 31, 2011 and the results of its operations and cash flows for the three months ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America for interim financial information applied on a consistent basis. Results for the three months ended December 31, 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

        Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Accordingly, these financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 30, 2011, which was filed with the Securities and Exchange Commission on December 19, 2011.

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

2. ACCOUNTS RECEIVABLE, NET

        Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	December 31, 2011	September 30, 2011
Accounts receivable	$14,311	$15,736
Less allowances	(2,022)	(2,065)

	$12,289	$13,671

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

3. INVENTORIES

        Inventories were comprised of the following:

	December 31, 2011	September 30, 2011
Raw materials	$15,261	$16,001
Work-in-process	4,739	5,626
Finished goods	19,855	18,226

	$39,855	$39,853

4. ACQUISITIONS

        During the three months ended December 31, 2011, the Company made two acquisitions of businesses. On October 27, 2011, the Company acquired certain operating assets of Mia Rose Products, Inc. On November 22, 2011, the Company acquired certain operating assets of Collective Wellbeing, LLC.

        The aggregate purchase price of these acquisitions was $1,134 in cash. The Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows presented herein include the activities of these acquired businesses from their respective dates of acquisition. The expected long-term sales and expense synergies of acquired businesses generally are not realized immediately following acquisition as certain transition and integration matters must be completed.

        These acquisitions are in keeping with the Company's business strategy of consolidating the fragmented industry in which it competes and were accounted for using the acquisition method of accounting. Accordingly, the aggregate purchase price was assigned to the assets acquired based on their fair values at their respective dates of acquisition. The excess of aggregate purchase price over the fair values of the assets acquired was classified as goodwill. The following reflects the final allocation of the aggregate purchase price for these acquisitions to the aggregate assets acquired:

Current assets	$435
Goodwill	349
Intangible assets	350

$1,134

        The acquired intangible assets include trademarks and tradenames totaling $210 and customer relationships totaling $140 and are being amortized for financial statement purposes over four to seven years. The acquired intangible assets of $350, as well as goodwill of $349, which is not subject to amortization for financial statement purposes, are expected to be deductible for tax purposes over 15 years.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

5. GOODWILL AND INTANGIBLE ASSETS

        The change in the carrying amount of goodwill from September 30, 2011 to December 31, 2011 was as follows:

Goodwill
Balance as of September 30, 2011
Goodwill	$49,247
Accumulated impairment losses	(40,394)

8,853
Goodwill attributable to fiscal 2012 acquisitions	349

Balance as of December 31, 2011
Goodwill	49,596
Accumulated impairment losses	(40,394)

$9,202

        The carrying amounts of intangible assets at December 31, 2011 and September 30, 2011 were as follows:

	December 31, 2011			September 30, 2011
							Weighted- Average Amortization Period (Years)
	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount
Intangible assets subject to amortization:
Trademarks/tradenames/patents	$2,038	$(597)	$1,441	$1,812	$(550)	$1,262	12
Customer relationships/distribution rights/non-compete agreement	10,129	(4,091)	6,038	10,037	(3,716)	6,321	6
Developed software and technology	772	(772)	—	772	(759)	13	5

	12,939	(5,460)	7,479	12,621	(5,025)	7,596
Intangible assets not subject to amortization:
Trademarks/tradenames/licenses	12,083	—	12,083	12,097	—	12,097

	$25,022	$(5,460)	$19,562	$24,718	$(5,025)	$19,693

(1)
Amounts include the impact of foreign currency translation adjustments.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

5. GOODWILL AND INTANGIBLE ASSETS (Continued)

        Estimated future amortization expense related to the December 31, 2011 net carrying amount of $7,479 for intangible assets subject to amortization is as follows:

Year Ending September 30,	Estimated Amortization Expense
2012(1)	$1,383
2013	1,663
2014	1,402
2015	1,255
2016	683
Thereafter	1,093

$7,479

(1)
Estimated amortization expense for the year ending September 30, 2012 includes only amortization to be recorded after December 31, 2011.

        The ongoing uncertainty in general and economic conditions may continue to impact retail and consumer demand, as well as the market price of the Company's common stock, and could negatively impact the Company's future operating performance, cash flow and/or stock price and could result in goodwill and/or intangible asset impairment charges being recorded in future periods which could materially impact the Company's consolidated financial statements. The valuation of goodwill and intangible assets is subject to a high degree of judgment, uncertainty and complexity.

6. DEBT

        Debt was comprised of the following:

	December 31, 2011	September 30, 2011
Long-term debt—revolving credit facility	$31,500	$32,000

        The Company's debt is stated at book value which approximated its fair value at December 31, 2011 and September 30, 2011.

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

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

6. DEBT (Continued)

        At December 31, 2011, the Company had outstanding revolving credit borrowings of $31,500 under the Restated Credit Agreement. Borrowings under the Restated Credit Agreement are collateralized by substantially all assets of the Company. At the Company's election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At December 31, 2011, the applicable weighted-average interest rate for outstanding borrowings was 2.52%. The Company is also required to pay a quarterly fee of 0.50% on the unused balance under the Restated Credit Agreement. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The Restated Credit Agreement matures on December 15, 2015, and the Company is required to repay all principal and interest outstanding under the Restated Credit Agreement on such date.

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

7. SHARE REPURCHASES

        During the three months ended December 31, 2011, the Company purchased 167,616 shares of common stock for an aggregate price of $2,174. As of December 31, 2011, the Company had retired 150,000 of these shares of common stock. During the three months ended December 31, 2010, the Company did not purchase or retire any shares of common stock. As of December 31, 2011, the Company was permitted to purchase up to 376,405 additional shares under its approved purchase plan. The Company accounts for treasury shares using the cost method.

8. STOCK OPTIONS

        The following table summarizes stock option activity during the three months ended December 31, 2011:

	Number of Options	Weighted-Average Exercise Price
Options outstanding and exercisable at September 30, 2011	302,300	$10.84
Exercised	(58,300)	3.50

Options outstanding and exercisable at December 31, 2011	244,000	$12.59

        Options to purchase 52,500 shares of common stock for the three months ended December 31, 2011 were excluded from the computation of diluted earnings per share because the exercise prices of these stock options were greater than the average share price of the Company's common stock and, therefore, the effect would have been antidilutive. No options to purchase shares of common stock for

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

8. STOCK OPTIONS (Continued)

the three months ended December 31, 2010 were excluded from the computation of diluted earnings per share because the exercise prices of all stock options were less than the average share price of the Company's common stock.

        During the three months ended December 31, 2011, the Company received proceeds of $204 related to the exercise of stock options. During this same period, the Company recorded a tax benefit of $194 and optionees realized an aggregate pre-tax gain of $504 from these stock option exercises. During the three months ended December 31, 2010, the Company received proceeds of $412 related to the exercise of stock options. During this same period, the Company recorded a tax benefit of $245 and optionees realized an aggregate pre-tax gain of $636 from these stock option exercises.

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

        Net sales attributed to customers in the United States and foreign countries for the three months ended December 31, 2011 and 2010 were as follows:

	Three months ended December 31,
	2011	2010
United States	$41,427	$40,672
Foreign countries	5,201	4,571

	$46,628	$45,243

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

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

9. SEGMENTS (Continued)

        The Company's net sales by product group for the three months ended December 31, 2011 and 2010 were as follows:

	Three months ended December 31,
	2011	2010
Branded nutritional supplements and other natural products	$43,535	$41,487
Other(1)	3,093	3,756

	$46,628	$45,243

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

        We were formed in 1993 to effect a consolidation strategy in the fragmented vitamin, mineral, herbal and other nutritional supplements industry (the "VMS Industry"). Since our formation, we have completed thirty-seven acquisitions of assets or stock. As a result of acquisitions, internal growth and cost management, we believe that we are well positioned to continue to capitalize on acquisition opportunities that arise in the VMS Industry.

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

        We evaluate the recoverability of our property, plant and equipment which are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of an asset group may not be recoverable. We measure recoverability of the asset group by comparison of its carrying amount to the future undiscounted cash flows we expect the asset group to generate. If we consider the asset group to be impaired, we measure the amount of any impairment as the difference between the carrying amount and the fair value of the impaired asset group.

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

        The ongoing uncertainty in general and economic conditions may continue to impact retail and consumer demand, as well as the market price of our common stock, and could negatively impact our future operating performance, cash flow and/or stock price and could result in goodwill and/or intangible asset impairment charges being recorded in future periods which could materially impact our consolidated financial statements. The valuation of goodwill and intangible assets is subject to a high degree of judgment, uncertainty and complexity.

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

Results of Operations

        The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended December 31,
	2011	2010
Net sales	100.0%	100.0%
Cost of sales	50.1%	48.1%

Gross profit	49.9%	51.9%
Selling, general and administrative	36.8%	37.0%
Amortization of intangible assets	1.0%	0.9%

Income from operations	12.1%	14.0%
Interest and other expense, net	0.8%	0.4%

Income before provision for income taxes	11.3%	13.6%
Provision for income taxes	4.0%	4.9%

Net income	7.3%	8.7%

EBITDA(1)	16.6%	18.3%

(1)
See "—EBITDA."

Comparison of the Three Months Ended December 31, 2011 to the Three Months Ended December 31, 2010

        Net Sales.    Net sales increased by $1.4 million, or 3.1%, to $46.6 million for the three months ended December 31, 2011 ("first quarter of fiscal 2012") from $45.2 million for the three months ended December 31, 2010 ("first quarter of fiscal 2011"). Net sales of branded nutritional supplements and other natural products increased by $2.0 million, or 4.9%, to $43.5 million for the first quarter of fiscal 2012 compared to $41.5 million for the first quarter of fiscal 2011. The increase in net sales of branded nutritional supplements and other natural products was primarily related to the net sales contributions of the fiscal 2011 and fiscal 2012 acquisitions. The impact on net sales of branded products attributable to price changes was not material. Other net sales were $3.1 million for the first quarter of fiscal 2012 and $3.7 million for the first quarter of fiscal 2011.

        Gross Profit.    Gross profit was $23.3 million for the first quarter of fiscal 2012 and $23.5 million for the first quarter of fiscal 2011. As a percentage of net sales, gross profit decreased to 49.9% for the first quarter of fiscal 2012 from 51.9% for the first quarter of fiscal 2011. This decrease in gross profit percentage was primarily attributable to increased manufacturing overhead costs related to the expansion of our liquid manufacturing operations.

        Selling, General and Administrative.    Selling, general and administrative expenses were $17.1 million for the first quarter of fiscal 2012 and $16.7 million for the first quarter of fiscal 2011. This increase in selling, general and administrative expenses was primarily attributable to operational and transition costs related to the fiscal 2011 and fiscal 2012 acquisitions. As a percentage of net sales, selling, general and administrative expenses were 36.8% for the first quarter of fiscal 2012 and 37.0% for the first quarter of fiscal 2011.

        Amortization of Intangible Assets.    Amortization of intangible assets was $0.5 million for the first quarter of fiscal 2012 and $0.4 million for the first quarter of fiscal 2011. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

        Interest and Other Expense, Net.    Net interest and other expense was $0.4 million for the first quarter of fiscal 2012 and $0.2 million for the first quarter of fiscal 2011 and primarily consisted of interest expense on indebtedness under our revolving credit facility with the increase being primarily related to an increase in interest rates.

        Provision for Income Taxes.    Our effective tax rate was 35.5% for the first quarter of fiscal 2012 and 36.0% for the first quarter of fiscal 2011. In each period, our effective tax rate was higher than the federal statutory rate primarily due to state taxes.

EBITDA

        EBITDA (a non-GAAP measure) is defined in our debt covenants and performance measures as earnings before net interest and other expense, taxes, depreciation and amortization. EBITDA has some inherent limitations in measuring operating performance due to the exclusion of certain financial elements such as depreciation and amortization and is not necessarily comparable to other similarly-titled captions of other companies due to potential inconsistencies in the method of calculation. Furthermore, EBITDA is not intended to be a substitute for cash flows from operating activities, as a measure of liquidity, or an alternative to net income in determining our operating performance in accordance with generally accepted accounting principles. Our use of an EBITDA-based metric should be considered within the following context:

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

  •
  Our use of an EBITDA-based measure is supported by its importance to the following key stakeholders:

  •
  Analysts—who estimate our projected EBITDA and other EBITDA-based metrics in their independently-developed financial models for investors;

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

        The following table sets forth a reconciliation of net income to EBITDA for each period included herein:

	Three Months Ended December 31,
	2011	2010
	(dollars in thousands)
Net income	$3,411	$3,947
Provision for income taxes	1,874	2,219
Interest and other expense, net(1)	359	171
Depreciation and amortization	2,085	1,942

EBITDA	$7,729	$8,279

(1)
Includes amortization of deferred financing fees.

        Our EBITDA decreased to $7.7 million for the first quarter of fiscal 2012 from $8.3 million for the first quarter of fiscal 2011. EBITDA as a percentage of net sales decreased to 16.6% for the first quarter of fiscal 2012 from 18.3% for the first quarter of fiscal 2011.

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

Liquidity and Capital Resources

        We had working capital of $43.5 million as of December 31, 2011 compared to $42.3 million as of September 30, 2011. The increase in working capital was primarily the result of an increase in cash and a decrease in accrued expenses partially offset by decreases in accounts receivable and prepaid expenses and other current assets.

        Net cash provided by operating activities for the three months ended December 31, 2011 was $7.6 million compared to $6.3 million for the comparable period in fiscal 2011. This increase in net cash provided by operating activities for the three months ended December 31, 2011 was primarily attributable to changes in operating assets and liabilities, net of effects of acquisitions.

        Net cash used in investing activities was $2.9 million for the three months ended December 31, 2011 compared to $8.6 million for the comparable period in fiscal 2011. Our investing activities during these periods consisted of acquisitions of businesses and capital expenditures. The capital expenditures primarily related to buildings, building improvements related to facility consolidation efforts, distribution and manufacturing equipment and information systems.

        During the three months ended December 31, 2011, we acquired two businesses for $1.1 million in cash. On October 27, 2011, we acquired certain operating assets of Mia Rose Products, Inc. On November 22, 2011, we acquired certain operating assets of Collective Wellbeing, LLC. During the three months ended December 31, 2010, we acquired two businesses for $7.1 million in cash. On October 7, 2010, we acquired certain operating assets of TRC Nutritional Labs, Inc. and on October 14, 2010, we acquired certain operating assets of The Heritage Store, Inc.

        Net cash used in financing activities was $2.3 million for the three months ended December 31, 2011 compared to net cash provided by financing activities of $1.8 million for the comparable period in fiscal 2011. During these periods, financing activities primarily related to borrowings and repayments under our revolving credit facility, payments of deferred financing fees, purchases of common stock for treasury and proceeds from the issuance of common stock related to stock option exercises and the direct stock purchase plan.

        In October 2007, we registered a direct stock purchase plan with the Securities and Exchange Commission. The purpose of this direct stock purchase plan is to provide a convenient way for existing stockholders, as well as new investors, to purchase shares of our common stock. A total of 1,500,000 shares of our common stock were registered under the plan with 1,208 shares purchased during the three months ended December 31, 2011. As of December 31, 2011, there were 1,411,116 shares of common stock available for purchase.

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

        At December 31, 2011, we had outstanding revolving credit borrowings of $31.5 million under the Restated Credit Agreement. Borrowings under the Restated Credit Agreement are collateralized by substantially all of our assets. At our election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At December 31, 2011, the applicable weighted-average interest rate for outstanding borrowings was 2.52%. We are also required to pay a quarterly fee of 0.50% on the unused balance under the Restated Credit Agreement. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The Restated Credit Agreement matures on December 15, 2015, and we are required to repay all principal and interest outstanding under the Restated Credit Agreement on such date.

        The Restated Credit Agreement contains restrictive covenants, including limitations on incurring certain other indebtedness and requirements that we maintain certain financial ratios. As of December 31, 2011, we were in compliance with the restrictive covenants. Upon the occurrence of a default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring us to repay all amounts outstanding under the Restated Credit Agreement.

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

Contractual Obligations and Other Commitments

        Our significant non-cancelable contractual obligations and other commitments as of December 31, 2011 were as follows:

	Payments Due By Period
Contractual Obligations and Other Commitments	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(dollars in thousands)
Revolving credit facility	$31,500	$—	$—	$31,500	$—
Interest on revolving credit facility(a)	4,169	1,053	2,107	1,009	—
Operating leases	4,482	2,504	1,692	286	—

Total	$40,151	$3,557	$3,799	$32,795	$—

(a)
Represents estimated interest obligations associated with our outstanding revolving credit facility balance of $31.5 million at December 31, 2011, assuming no principal payments are made before maturity, a weighted-average interest rate of 2.52% and an underutilization fee rate of 0.50%.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        At our election, borrowings under the Restated Credit Agreement bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At December 31, 2011, the applicable weighted-average interest rate for borrowings was 2.52% and we had total borrowings outstanding of $31.5 million. A hypothetical 100 basis point change in interest rates would not have had a material impact on our reported net income or cash flows for the three months ended December 31, 2011 and 2010.

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

        As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. As disclosed in our Form 10-K for the fiscal year ended September 30, 2011, which was filed with the Securities and Exchange Commission on December 19, 2011, we concluded that, as of September 30, 2011 a material weakness in our internal control over financial reporting existed as we did not maintain effective controls over impairment testing for certain indefinite-lived intangible assets.

        We are currently in the process of designing and implementing enhanced processes and controls to address this material weakness and improve our internal control over financial reporting. It is our expectation that these enhanced processes and controls will be fully implemented in fiscal 2012.

        Based on the foregoing, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were not effective as of December 31, 2011. However, we believe the consolidated financial statements included in this report present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

Item 1A.    Risk Factors

        There have been no material changes in our risk factors from those disclosed in our 2011 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        We did not sell any unregistered equity securities during the quarterly period ended December 31, 2011.

        Prior to fiscal 2012, our Board of Directors approved a share purchase program authorizing us to buy up to 3,500,000 shares of our common stock. As of December 31, 2011, there were 376,405 shares available for purchase under this program. The shares available for purchase under this program have no expiration date. Purchases under this program during the three months ended December 31, 2011 occurred in October, November and December as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1 - 31, 2011	87,845	$13.21	87,845
November 1 - 30, 2011	62,155	13.12	62,155
December 1 - 31, 2011	17,616	11.29	17,616

	167,616	$12.97	167,616	376,405

Item 6.    Exhibits

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)
XBRL information will be considered to be furnished, not filed, for the first two years of a company's submission of XBRL information.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEUTICAL INTERNATIONAL CORPORATION (Registrant)
Date: January 26, 2012	By:	/s/ CORY J. MCQUEEN Cory J. McQueen Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)