Form 10-Q
period 2012-03-31
NUTRACEUTICAL INTERNATIONAL CORP
filed 2012-04-26
CIK 1050007

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the Quarterly Period Ended March 31, 2012

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

YES ☐    NO ☒

At April 25, 2012, the registrant had 9,854,342 shares of common stock outstanding.

NUTRACEUTICAL INTERNATIONAL CORPORATION

INDEX

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	March 31, 2012	September 30, 2011(1)
ASSETS
Current assets
Cash	$5,242	$2,441
Accounts receivable, net	14,184	13,671
Inventories	41,613	39,853
Prepaid expenses and other current assets	2,279	4,617
Deferred income taxes	1,503	1,487

Total current assets	64,821	62,069
Property, plant and equipment, net	73,705	72,094
Goodwill	12,110	8,853
Intangible assets, net	19,309	19,693
Other non-current assets	1,683	1,781
Deferred income taxes, net	6,372	7,175

Total assets	$178,000	$171,665

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$14,272	$11,892
Accrued expenses	6,636	7,845

Total current liabilities	20,908	19,737
Long-term debt	32,000	32,000
Other non-current liabilities	355	253

Total liabilities	53,263	51,990

Stockholders' equity
Common stock	99	101
Additional paid-in capital	16,720	19,794
Retained earnings	107,709	99,468
Accumulated other comprehensive income	357	312
Treasury stock	(148)	—

Total stockholders' equity	124,737	119,675

Total liabilities and stockholders' equity	$178,000	$171,665

(1)
The condensed consolidated balance sheet as of September 30, 2011 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Net sales	$53,871	$49,549	$100,499	$94,792
Cost of sales	26,883	24,135	50,253	45,916

Gross profit	26,988	25,414	50,246	48,876
Operating expenses
Selling, general and administrative	18,656	17,512	35,796	34,247
Amortization of intangible assets	471	404	945	794

Income from operations	7,861	7,498	13,505	13,835
Interest and other expense, net	377	338	736	509

Income before provision for income taxes	7,484	7,160	12,769	13,326
Provision for income taxes	2,654	2,608	4,528	4,827

Net income	$4,830	$4,552	$8,241	$8,499
Other comprehensive income
Foreign currency translation adjustment, net of tax	96	125	45	164

Comprehensive income	$4,926	$4,677	$8,286	$8,663

Net income per common share
Basic	$0.49	$0.44	$0.82	$0.82
Diluted	0.49	0.44	0.82	0.81
Weighted average common shares outstanding
Basic	9,938,593	10,371,037	9,992,200	10,374,816
Dilutive effect of stock options	8,419	54,527	11,651	69,051

Diluted	9,947,012	10,425,564	10,003,851	10,443,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Six months ended March 31,
	2012	2011
Cash flows from operating activities
Net income	$8,241	$8,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,208	3,975
Amortization of deferred financing fees	92	65
Losses on disposals of property and equipment	—	15
Deferred income taxes	787	923
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(335)	(2,135)
Inventories	558	2,611
Prepaid expenses and other current assets	2,449	336
Other non-current assets	(57)	185
Accounts payable	2,380	2,772
Accrued expenses	(1,174)	(1,303)
Other non-current liabilities	102	(240)

Net cash provided by operating activities	17,251	15,703

Cash flows from investing activities
Acquisitions of businesses	(6,490)	(7,403)
Purchases of property and equipment	(4,746)	(3,364)

Net cash used in investing activities	(11,236)	(10,767)

Cash flows from financing activities
Proceeds from debt	4,000	8,000
Payments on debt	(4,000)	(9,000)
Payments of deferred financing fees	—	(878)
Proceeds from issuances of common stock	342	660
Repurchases of common stock	(3,761)	(1,933)
Tax benefit from stock option exercises	195	250

Net cash used in financing activities	(3,224)	(2,901)

Effect of exchange rate changes on cash	10	75

Net increase in cash	2,801	2,110
Cash at beginning of period	2,441	3,740

Cash at end of period	$5,242	$5,850

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

        The Company owns neighborhood natural food markets, which operate under the trade names The Real Food Company™, Thom's Natural Foods™ and Cornucopia Community Market™. The Company also owns health food stores, which operate under the trade names Fresh Vitamins™, Granola's™, Nature's Discount™ and Warehouse Vitamins™.

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the consolidated financial position of the Company as of March 31, 2012, the results of its operations for the three and six months ended March 31, 2012 and 2011 and its cash flows for the six months ended March 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America for interim financial information applied on a consistent basis. Results for the three and six months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

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

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

1. BASIS OF PRESENTATION (Continued)

New Accounting Standards

        In June 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance which is included in Accounting Standards Codification ("ASC") 220, "Comprehensive Income." This guidance no longer allows comprehensive income to be presented as a component of the statement of stockholders' equity but instead requires comprehensive income to be presented either in a continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for the Company as of October 1, 2012 and will not have an impact on the Company's consolidated financial statements, as the guidance only changes the presentation of comprehensive income.

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

2. ACCOUNTS RECEIVABLE, NET

        Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	March 31, 2012	September 30, 2011
Accounts receivable	$16,129	$15,736
Less allowances	(1,945)	(2,065)

	$14,184	$13,671

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

3. INVENTORIES

        Inventories were comprised of the following:

	March 31, 2012	September 30, 2011
Raw materials	$15,510	$16,001
Work-in-process	4,435	5,626
Finished goods	21,668	18,226

	$41,613	$39,853

4. ACQUISITIONS

        During the six months ended March 31, 2012, the Company made five acquisitions of businesses. On October 27, 2011, the Company acquired certain operating assets of Mia Rose Products, Inc. On November 22, 2011, the Company acquired certain operating assets of Collective Wellbeing, LLC. On January 16, 2012, the Company acquired certain operating assets of Nature's Discount, Inc. and Top Health. On January 27, 2012, the Company acquired certain operating assets of Your Crown and Glory, LLC. On March 2, 2012, the Company acquired certain operating assets of Treehouse Vitamins, LLC.

        The aggregate purchase price of these acquisitions was $6,490 in cash. The Condensed Consolidated Statements of Operations and Comprehensive Income and the Condensed Consolidated Statements of Cash Flows presented herein include the activities of these acquired businesses from their respective dates of acquisition. The expected long-term sales and expense synergies of acquired businesses generally are not realized immediately following acquisition as certain transition and integration matters must be completed.

        These acquisitions are in keeping with the Company's business strategy of consolidating the fragmented industry in which it competes and were accounted for using the acquisition method of accounting. Accordingly, the aggregate purchase price was assigned to the assets acquired based on their fair values at their respective dates of acquisition. The excess of aggregate purchase price over the fair values of the assets acquired was classified as goodwill. The following reflects the preliminary allocation of the aggregate purchase price for these acquisitions to the aggregate assets acquired:

Current assets	$2,607
Property, plant and equipment	128
Goodwill	3,257
Intangible assets	498

$6,490

        The acquired intangible assets include trademarks and tradenames totaling $277 and customer relationships totaling $221, both of which are being amortized for financial statement purposes over two to seven years. The acquired intangible assets of $498, as well as goodwill of $3,257, which is not subject to amortization for financial statement purposes, are expected to be deductible for tax purposes over 15 years.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

5. GOODWILL AND INTANGIBLE ASSETS, NET

        The change in the carrying amount of goodwill from September 30, 2011 to March 31, 2012 was as follows:

Goodwill
Balance as of September 30, 2011
Goodwill	$49,247
Accumulated impairment losses	(40,394)

8,853
Goodwill attributable to fiscal 2012 acquisitions	3,257

Balance as of March 31, 2012
Goodwill	52,504
Accumulated impairment losses	(40,394)

$12,110

        The carrying amounts of intangible assets at March 31, 2012 and September 30, 2011 were as follows:

	March 31, 2012			September 30, 2011
							Weighted- Average Amortization Period (Years)
	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount
Intangible assets subject to amortization:
Trademarks/tradenames/patents	$2,127	$(650)	$1,477	$1,812	$(550)	$1,262	12
Customer relationships/distribution rights/ non-compete agreement	10,309	(4,588)	5,721	10,037	(3,716)	6,321	6
Developed software and technology	772	(772)	—	772	(759)	13	5

	13,208	(6,010)	7,198	12,621	(5,025)	7,596
Intangible assets not subject to amortization:
Trademarks/tradenames/licenses	12,111	—	12,111	12,097	—	12,097

	$25,319	$(6,010)	$19,309	$24,718	$(5,025)	$19,693

(1)
Amounts include the impact of foreign currency translation adjustments.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

5. GOODWILL AND INTANGIBLE ASSETS, NET (Continued)

        Estimated future amortization expense related to the March 31, 2012 net carrying amount of $7,198 for intangible assets subject to amortization is as follows:

Year Ending September 30,	Estimated Amortization Expense
2012(1)	$952
2013	1,722
2014	1,432
2015	1,271
2016	699
Thereafter	1,122

$7,198

(1)
Estimated amortization expense for the year ending September 30, 2012 includes only amortization to be recorded after March 31, 2012.

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

6. DEBT

        Debt was comprised of the following:

	March 31, 2012	September 30, 2011
Long-term debt—revolving credit facility	$32,000	$32,000

        The Company's debt is stated at book value which approximated its fair value at March 31, 2012 and September 30, 2011. Estimated fair values for debt have been determined based on borrowing rates currently available to the Company for bank loans with similar terms and maturities and are classified as Level 2 (significant observable inputs other than quoted prices) in the FASB's fair value hierarchy.

        On December 17, 2010, the Company amended and restated its revolving credit facility (the "Restated Credit Agreement"). The Restated Credit Agreement extends the term of the credit facility to December 2015, resets the available credit borrowings to $90,000 with no automatic reductions and provides an accordion feature that can increase the available credit borrowings to $120,000 subject to approval by the lenders and compliance with certain covenants and conditions. The lenders under the Restated Credit Agreement are Rabobank International and Wells Fargo. To date, the Company has not experienced any difficulties in accessing the available funds under the Restated Credit Agreement.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

6. DEBT (Continued)

Deferred financing fees of $878 related to the Restated Credit Agreement are being amortized over the term of the Restated Credit Agreement.

        At March 31, 2012, the Company had outstanding revolving credit borrowings of $32,000 under the Restated Credit Agreement. Borrowings under the Restated Credit Agreement are collateralized by substantially all assets of the Company. At the Company's election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At March 31, 2012, the applicable weighted-average interest rate for outstanding borrowings was 2.50%. The Company is also required to pay a quarterly fee of 0.50% on the unused balance under the Restated Credit Agreement. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The Restated Credit Agreement matures on December 15, 2015, and the Company is required to repay all principal and interest outstanding under the Restated Credit Agreement on such date.

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

7. SHARE REPURCHASES

        During the three and six months ended March 31, 2012, the Company purchased 128,547 and 296,163 shares of common stock for an aggregate price of $1,587 and $3,761, respectively. As of March 31, 2012, the Company had retired 286,051 of these shares of common stock purchased during the six months ended March 31, 2012. During the three and six months ended March 31, 2011, the Company purchased and retired 135,771 shares of common stock for an aggregate price of $1,933. As of March 31, 2012, the Company was permitted to purchase up to 247,858 additional shares under its approved purchase plan (Note 10). The Company accounts for treasury shares using the cost method.

8. STOCK OPTIONS

        The following table summarizes stock option activity during the six months ended March 31, 2012:

	Number of Options	Weighted-Average Exercise Price
Options outstanding and exercisable at September 30, 2011	302,300	$10.84
Exercised	(59,300)	3.65

Options outstanding and exercisable at March 31, 2012	243,000	$12.59

        Options to purchase 52,500 shares of common stock for both the three and six months ended March 31, 2012 were excluded from the computation of diluted earnings per share because the exercise

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

8. STOCK OPTIONS (Continued)

prices of these stock options were greater than the average share price of the Company's common stock and, therefore, the effect would have been antidilutive. No options to purchase shares of common stock for the three and six months ended March 31, 2011 were excluded from the computation of diluted earnings per share because the exercise prices of all stock options were less than the average share price of the Company's common stock.

        During the six months ended March 31, 2012, the Company received proceeds of $216 related to the exercise of stock options. During this same period, the Company recorded a tax benefit of $195 and optionees realized an aggregate pre-tax gain of $506 from these stock option exercises. During the six months ended March 31, 2011, the Company received proceeds of $416 related to the exercise of stock options. During this same period, the Company recorded a tax benefit of $250 and optionees realized an aggregate pre-tax gain of $648 from these stock option exercises.

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

        Net sales attributed to customers in the United States and foreign countries for the three and six months ended March 31, 2012 and 2011 were as follows:

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
United States	$47,207	$44,422	$88,634	$85,094
Foreign countries	6,664	5,127	11,865	9,698

	$53,871	$49,549	$100,499	$94,792

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

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

9. SEGMENTS (Continued)

        The Company's net sales by product group for the three and six months ended March 31, 2012 and 2011 were as follows:

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Branded nutritional supplements and other natural products	$49,591	$45,653	$93,125	$87,140
Other(1)	4,280	3,896	7,374	7,652

	$53,871	$49,549	$100,499	$94,792

(1)
Net sales for any other product or group of similar products are less than 10% of consolidated net sales.

10. SUBSEQUENT EVENT

        On April 23, 2012, the Company's Board of Directors approved the addition of 1,000,000 shares to the Company's previously approved share purchase program. As of April 23, 2012, the Company was authorized to buy up to 1,208,973 total shares of its outstanding common stock.

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

        We own neighborhood natural food markets, which operate under the trade names The Real Food Company™, Thom's Natural Foods™ and Cornucopia Community Market™. We also own health food stores, which operate under the trade names Fresh Vitamins™, Granola's™, Nature's Discount™ and Warehouse Vitamins™.

        We were formed in 1993 to effect a consolidation strategy in the fragmented vitamin, mineral, herbal and other nutritional supplements industry (the "VMS Industry"). Since our formation, we have completed numerous acquisitions of assets or stock. As a result of acquisitions, internal growth and cost management, we believe that we are well positioned to continue to capitalize on acquisition opportunities that arise in the VMS Industry.

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

        A two-step process is used to test for goodwill impairment. The first step is to determine if there is an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value, including existing goodwill. Reporting unit fair values are estimated using discounted cash flow models as well as considering market and other factors. Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value. Upon an indication of impairment, a second step is performed to measure the amount of the impairment by comparing the implied fair value of the reporting unit's goodwill with its carrying value.

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

New Accounting Standards

        See Note 1 to the Condensed Consolidated Financial Statements for information regarding new accounting standards.

Results of Operations

        The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	49.9%	48.7%	50.0%	48.4%

Gross profit	50.1%	51.3%	50.0%	51.6%
Selling, general and administrative	34.6%	35.3%	35.6%	36.1%
Amortization of intangible assets	0.9%	0.8%	0.9%	0.8%

Income from operations	14.6%	15.2%	13.5%	14.7%
Interest and other expense, net	0.7%	0.7%	0.8%	0.6%

Income before provision for income taxes	13.9%	14.5%	12.7%	14.1%
Provision for income taxes	4.9%	5.3%	4.5%	5.1%

Net income	9.0%	9.2%	8.2%	9.0%

EBITDA(1)	18.5%	19.2%	17.6%	18.8%

(1)
See "—EBITDA."

Comparison of the Three Months Ended March 31, 2012 to the Three Months Ended March 31, 2011

        Net Sales.    Net sales increased by $4.4 million, or 8.7%, to $53.9 million for the three months ended March 31, 2012 ("second quarter of fiscal 2012") from $49.5 million for the three months ended March 31, 2011 ("second quarter of fiscal 2011"). Net sales of branded nutritional supplements and other natural products increased by $4.0 million, or 8.6%, to $49.6 million for the second quarter of fiscal 2012 compared to $45.6 million for the second quarter of fiscal 2011. The increase in net sales of branded nutritional supplements and other natural products was primarily related to the net sales contributions of the fiscal 2011 and fiscal 2012 acquisitions and an increase in sales volume of branded products to certain customers. The impact on net sales of branded products attributable to price changes was not material. Other net sales increased by $0.4 million, or 9.9%, to $4.3 million for the second quarter of fiscal 2012 compared to $3.9 million for the second quarter of fiscal 2011. The increase in other net sales was primarily related to the net sales contributions of the fiscal 2012 acquisitions, partially offset by a decrease in net sales related to the closure of two health food stores and one natural food market during fiscal 2011.

        Gross Profit.    Gross profit increased by $1.6 million, or 6.2%, to $27.0 million for the second quarter of fiscal 2012 from $25.4 million for the second quarter of fiscal 2011. This increase in gross profit was primarily attributable to the increase in net sales. As a percentage of net sales, gross profit decreased to 50.1% for the second quarter of fiscal 2012 from 51.3% for the second quarter of fiscal 2011. This decrease in gross profit percentage was primarily attributable to increased material costs due to vendor price increases, changes in sales mix and, to a lesser extent, increased manufacturing overhead costs related to the expansion of our liquid manufacturing operations.

        Selling, General and Administrative.    Selling, general and administrative expenses increased $1.2 million, or 6.5%, to $18.7 million for the second quarter of fiscal 2012 from $17.5 million for the second quarter of fiscal 2011. This increase in selling, general and administrative expenses was primarily attributable to operational and transition costs related to the fiscal 2011 and fiscal 2012 acquisitions. As a percentage of net sales, selling, general and administrative expenses decreased to 34.6% for the second quarter of fiscal 2012 compared to 35.3% for the second quarter of fiscal 2011. This decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to the increase in net sales, which allowed us to better leverage our cost structure.

        Amortization of Intangible Assets.    Amortization of intangible assets was $0.5 million for the second quarter of fiscal 2012 and $0.4 million for the second quarter of fiscal 2011. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

        Interest and Other Expense, Net.    Net interest and other expense was $0.4 million for the second quarter of fiscal 2012 and $0.3 million for the second quarter of fiscal 2011 and primarily consisted of interest expense on indebtedness under our revolving credit facility.

        Provision for Income Taxes.    Our effective tax rate was 35.5% for the second quarter of fiscal 2012 and 36.4% for the second quarter of fiscal 2011. In each period, our effective tax rate was higher than the federal statutory rate primarily due to state taxes.

Comparison of the Six Months Ended March 31, 2012 to the Six Months Ended March 31, 2011

        Net Sales.    Net sales increased by $5.7 million, or 6.0%, to $100.5 million for the six months ended March 31, 2012 from $94.8 million for the six months ended March 31, 2011. Net sales of branded nutritional supplements and other natural products increased by $6.0 million, or 6.9%, to $93.1 million for the six months ended March 31, 2012 compared to $87.1 million for the six months ended March 31, 2011. The increase in net sales of branded nutritional supplements and other natural products was primarily related to the net sales contributions of the fiscal 2011 and fiscal 2012 acquisitions and, to a lesser extent, an increase in sales volume of branded products to certain customers. The impact on net sales of branded products attributable to price changes was not material. Other net sales were $7.4 million for the six months ended March 31, 2012 compared to $7.7 million for the six months ended March 31, 2011. The decrease in other net sales was primarily related to the closure of two health food stores and one natural food market during fiscal 2011, partially offset by the net sales contributions of the fiscal 2012 acquisitions.

        Gross Profit.    Gross profit increased $1.3 million, or 2.8%, to $50.2 million for the six months ended March 31, 2012 from $48.9 million for the six months ended March 31, 2011. The increase in gross profit was primarily attributable to the increase in net sales. As a percentage of net sales, gross profit decreased to 50.0% for the six months ended March 31, 2012 from 51.6% for the six months ended March 31, 2011. This decrease in gross profit percentage was primarily attributable to increased manufacturing overhead costs related to the expansion of our liquid manufacturing operations, increased material costs due to vendor price increases and, to a lesser extent, changes in sales mix.

        Selling, General and Administrative.    Selling, general and administrative expenses increased by $1.6 million, or 4.5%, to $35.8 million for the six months ended March 31, 2012 from $34.2 million for the six months ended March 31, 2011. This increase in selling, general and administrative expenses was primarily attributable to operational and transition costs related to the fiscal 2011 and fiscal 2012 acquisitions. As a percentage of net sales, selling, general and administrative expenses decreased to 35.6% for the six months ended March 31, 2012 compared to 36.1% for the six months ended March 31, 2011. This decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to the increase in net sales, which allowed us to better leverage our cost structure.

        Amortization of Intangible Assets.    Amortization of intangibles was $0.9 million for the six months ended March 31, 2012 and $0.8 million for the six months ended March 31, 2011. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

        Interest and Other Expense, Net.    Net interest and other expense was $0.7 million for the six months ended March 31, 2012 and $0.5 million for the six months ended March 31, 2011 and primarily consisted of interest expense on indebtedness under our revolving credit facility.

        Provision for Income Taxes.    Our effective tax rate was 35.5% for the six months ended March 31, 2012 and 36.2% for the six months ended March 31, 2011. In each period, our effective tax rate was higher than the federal statutory rate primarily due to state taxes.

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

        The following table sets forth a reconciliation of net income to EBITDA for each period included herein:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
	(dollars in thousands)
Net income	$4,830	$4,552	$8,241	$8,499
Provision for income taxes	2,654	2,608	4,528	4,827
Interest and other expense, net(1)	377	338	736	509
Depreciation and amortization	2,123	2,033	4,208	3,975

EBITDA	$9,984	$9,531	$17,713	$17,810

(1)
Includes amortization of deferred financing fees.

        Our EBITDA increased to $10.0 million for the second quarter of fiscal 2012 from $9.5 million for the second quarter of fiscal 2011. EBITDA as a percentage of net sales decreased to 18.5% for the second quarter of fiscal 2012 from 19.2% for the second quarter of fiscal 2011.

        Our EBITDA was $17.7 million for the six months ended March 31, 2012 and $17.8 million for the six months ended March 31, 2011. EBITDA as a percentage of net sales decreased to 17.6% for the six months ended March 31, 2012 from 18.8% for the six months ended March 31, 2011.

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

Liquidity and Capital Resources

        We had working capital of $43.9 million as of March 31, 2012 compared to $42.3 million as of September 30, 2011. The increase in working capital was primarily the result of increases in cash, accounts receivable and inventories and a decrease in accrued expenses partially offset by a decrease in prepaid expenses and other current assets and an increase in accounts payable.

        Net cash provided by operating activities for the six months ended March 31, 2012 was $17.3 million compared to $15.7 million for the comparable period in fiscal 2011. This increase in net cash provided by operating activities for the six months ended March 31, 2012 was primarily attributable to changes in operating assets and liabilities, net of effects of acquisitions.

        Net cash used in investing activities was $11.2 million for the six months ended March 31, 2012 compared to $10.8 million for the comparable period in fiscal 2011. Our investing activities during these periods consisted of acquisitions of businesses and capital expenditures. The capital expenditures primarily related to buildings, building improvements related to facility consolidation efforts, distribution and manufacturing equipment and information systems.

        During the six months ended March 31, 2012, we acquired five businesses for $6.5 million in cash. On October 27, 2011, we acquired certain operating assets of Mia Rose Products, Inc. On November 22, 2011, we acquired certain operating assets of Collective Wellbeing, LLC. On January 16, 2012, we acquired certain operating assets of Nature's Discount, Inc. and Top Health. On January 27, 2012, we acquired certain operating assets of Your Crown and Glory, LLC. On March 2, 2012, we acquired certain operating assets of Treehouse Vitamins, LLC. During the six months ended March 31, 2011, we acquired three businesses for $7.4 million in cash. On October 7, 2010, we acquired certain operating assets of TRC Nutritional Labs, Inc. October 14, 2010, we acquired certain operating assets of The Heritage Store, Inc. On February 24, 2011, we acquired certain operating assets of SunFeather Natural Soap Company, Inc.

        Net cash used in financing activities was $3.2 million for the six months ended March 31, 2012 compared to $2.9 million for the comparable period in fiscal 2011. During these periods, financing activities primarily related to borrowings and repayments under our revolving credit facility, payments of deferred financing fees, purchases of common stock for treasury and proceeds from the issuance of common stock related to stock option exercises and the direct stock purchase plan.

        In October 2007, we registered a direct stock purchase plan with the Securities and Exchange Commission. The purpose of this direct stock purchase plan is to provide a convenient way for existing stockholders, as well as new investors, to purchase shares of our common stock. A total of 1,500,000 shares of our common stock were registered under the plan with 9,792 shares purchased during the six months ended March 31, 2012. As of March 31, 2012, there were 1,402,532 shares of common stock available for purchase.

        On December 17, 2010, we amended and restated our revolving credit facility (the "Restated Credit Agreement"). The Restated Credit Agreement extends the term of the credit facility to December 2015, resets the available credit borrowings to $90 million with no automatic reductions and provides an accordion feature that can increase the available credit borrowings to $120 million subject to approval by the lenders and compliance with certain covenants and conditions. The lenders under the Restated Credit Agreement are Rabobank International and Wells Fargo. To date, we have not experienced any difficulties in accessing the available funds under the Restated Credit Agreement. Deferred financing fees of $0.9 million related to the Restated Credit Agreement are being amortized over the term of the Restated Credit Agreement.

        At March 31, 2012, we had outstanding revolving credit borrowings of $32.0 million under the Restated Credit Agreement. Borrowings under the Restated Credit Agreement are collateralized by substantially all of our assets. At our election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At March 31, 2012, the applicable weighted-average interest rate for outstanding borrowings was 2.50%. We are also required to pay a quarterly fee of 0.50% on the unused balance under the Restated Credit Agreement. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The Restated Credit Agreement matures on December 15,

2015, and we are required to repay all principal and interest outstanding under the Restated Credit Agreement on such date.

        The Restated Credit Agreement contains restrictive covenants, including limitations on incurring certain other indebtedness and requirements that we maintain certain financial ratios. As of March 31, 2012, we were in compliance with the restrictive covenants. Upon the occurrence of a default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring us to repay all amounts outstanding under the Restated Credit Agreement.

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

Contractual Obligations and Other Commitments

        Our significant non-cancelable contractual obligations and other commitments as of March 31, 2012 were as follows:

	Payments Due By Period
Contractual Obligations and Other Commitments	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(dollars in thousands)
Revolving credit facility	$32,000	$—	$—	$32,000	$—
Interest on revolving credit facility(a)	4,157	1,121	2,241	795	—
Operating leases	4,436	2,537	1,685	214	—

Total	$40,593	$3,658	$3,926	$33,009	$—

(a)
Represents estimated interest obligations associated with our outstanding revolving credit facility balance of $32.0 million at March 31, 2012, assuming no principal payments are made before maturity, a weighted-average interest rate of 2.50% and an underutilization fee rate of 0.50%.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        At our election, borrowings under the Restated Credit Agreement bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At March 31, 2012, the applicable weighted-average interest rate for borrowings was 2.50% and we had total borrowings outstanding of $32.0 million. A hypothetical 100 basis point change in interest rates would not have had a material impact on our reported net income or cash flows for the six months ended March 31, 2012 and 2011.

        With respect to our international operations, we are subject to currency fluctuations; however, we do not believe that these fluctuations would have a material adverse impact on our financial position because the majority of our net sales to foreign countries are transacted in U.S. dollars. Net sales not transacted in U.S. dollars include sales to customers in Norway, Sweden, the U.K., the Netherlands, Japan, Barbados and St. Lucia. To date, we have not hedged any of our potential foreign currency exposures.

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

        Based on the foregoing, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were not effective as of March 31, 2012. However, we believe the consolidated financial statements included in this report present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        We did not sell any unregistered equity securities during the quarterly period ended March 31, 2012.

        Prior to fiscal 2012, our Board of Directors approved a share purchase program authorizing us to buy up to 3,500,000 shares of our common stock. As of March 31, 2012, there were 247,858 shares available for purchase under this program. The shares available for purchase under this program have no expiration date. Purchases under this program during the three months ended March 31, 2012 occurred in January, February and March as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1 - 31, 2012	83,100	$11.80	83,100
February 1 - 29, 2012	4,580	12.98	4,580
March 1 - 31, 2012	40,867	13.36	40,867

	128,547	$12.34	128,547	247,858

Item 6.    Exhibits

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)
XBRL information will be considered to be furnished, not filed, for the first two years of a company's submission of XBRL information.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEUTICAL INTERNATIONAL CORPORATION (Registrant)
Date: April 26, 2012	By:	/s/ CORY J. MCQUEEN Cory J. McQueen Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)