Form 10-Q
period 2012-06-30
NUTRACEUTICAL INTERNATIONAL CORP
filed 2012-07-26
CIK 1050007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Quarterly Period Ended June 30, 2012

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

YES ☐    NO ☒

        At July 25, 2012, the registrant had 9,835,413 shares of common stock outstanding.

NUTRACEUTICAL INTERNATIONAL CORPORATION

INDEX

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	June 30, 2012	September 30, 2011(1)
ASSETS
Current assets
Cash	$6,249	$2,441
Accounts receivable, net	12,162	13,671
Inventories	45,208	39,853
Prepaid expenses and other current assets	2,510	4,617
Deferred income taxes	1,524	1,487

Total current assets	67,653	62,069
Property, plant and equipment, net	74,440	72,094
Goodwill	14,752	8,853
Intangible assets, net	20,393	19,693
Other non-current assets	1,633	1,781
Deferred income taxes, net	6,383	7,175

Total assets	$185,254	$171,665

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$14,244	$11,892
Accrued expenses	7,612	7,845

Total current liabilities	21,856	19,737
Long-term debt	36,500	32,000
Other non-current liabilities	169	253

Total liabilities	58,525	51,990

Stockholders' equity
Common stock	98	101
Additional paid-in capital	15,333	19,794
Retained earnings	111,061	99,468
Accumulated other comprehensive income	237	312

Total stockholders' equity	126,729	119,675

Total liabilities and stockholders' equity	$185,254	$171,665

(1)
The condensed consolidated balance sheet as of September 30, 2011 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Net sales	$49,607	$47,453	$150,106	$142,245
Cost of sales	24,878	23,546	75,131	69,462

Gross profit	24,729	23,907	74,975	72,783
Operating expenses
Selling, general and administrative	17,987	17,076	53,783	51,323
Amortization of intangible assets	493	419	1,438	1,213
Impairment of intangible asset (Note 5)	850	—	850	—

Income from operations	5,399	6,412	18,904	20,247
Interest and other expense, net	388	293	1,124	802

Income before provision for income taxes	5,011	6,119	17,780	19,445
Provision for income taxes	1,659	2,174	6,187	7,001

Net income	$3,352	$3,945	$11,593	$12,444
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	(120)	71	(75)	235

Comprehensive income	$3,232	$4,016	$11,518	$12,679

Net income per common share
Basic	$0.34	$0.38	$1.17	$1.20
Diluted	0.34	0.38	1.16	1.19
Weighted average common shares outstanding
Basic	9,849,674	10,302,791	9,944,865	10,350,808
Dilutive effect of stock options	22,404	62,992	15,235	67,031

Diluted	9,872,078	10,365,783	9,960,100	10,417,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Nine months ended June 30,
	2012	2011
Cash flows from operating activities
Net income	$11,593	$12,444
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,411	5,998
Amortization of deferred financing fees	138	111
Impairment of intangible asset	850	—
Losses on disposals of property and equipment	—	14
Deferred income taxes	755	1,446
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net	1,756	(1,958)
Inventories	(2,531)	2,041
Prepaid expenses and other current assets	2,249	(104)
Other non-current assets	(21)	261
Accounts payable	2,352	1,633
Accrued expenses	(276)	(129)
Other non-current liabilities	102	(409)

Net cash provided by operating activities	23,378	21,348

Cash flows from investing activities
Acquisitions of businesses	(12,248)	(9,327)
Purchases of property and equipment	(7,140)	(9,220)

Net cash used in investing activities	(19,388)	(18,547)

Cash flows from financing activities
Proceeds from debt	10,000	13,000
Payments on debt	(5,500)	(14,000)
Payments of deferred financing fees	—	(878)
Proceeds from issuances of common stock	535	692
Repurchases of common stock	(5,399)	(1,933)
Tax benefit from stock option exercises	214	257

Net cash used in financing activities	(150)	(2,862)

Effect of exchange rate changes on cash	(32)	107

Net increase in cash	3,808	46
Cash at beginning of period	2,441	3,740

Cash at end of period	$6,249	$3,786

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

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the consolidated financial position of the Company as of June 30, 2012, the results of its operations for the three and nine months ended June 30, 2012 and 2011 and its cash flows for the nine months ended June 30, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America for interim financial information applied on a consistent basis. Results for the three and nine months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

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

2. ACCOUNTS RECEIVABLE

        Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	June 30, 2012	September 30, 2011
Accounts receivable	$14,103	$15,736
Less allowances	(1,941)	(2,065)

	$12,162	$13,671

3. INVENTORIES

        Inventories were comprised of the following:

	June 30, 2012	September 30, 2011
Raw materials	$17,216	$16,001
Work-in-process	4,362	5,626
Finished goods	23,630	18,226

	$45,208	$39,853

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

4. ACQUISITIONS

        During the nine months ended June 30, 2012, the Company made six acquisitions of businesses. On October 27, 2011, the Company acquired certain operating assets of Mia Rose Products, Inc. On November 22, 2011, the Company acquired certain operating assets of Collective Wellbeing, LLC. On January 16, 2012, the Company acquired certain operating assets of Nature's Discount, Inc. and Top Health. On January 27, 2012, the Company acquired certain operating assets of Your Crown and Glory, LLC. On March 2, 2012, the Company acquired certain operating assets of Treehouse Vitamins, LLC. On June 7, 2012, the Company acquired certain operating assets of Direct Access Network, Inc.

        The aggregate purchase price of these acquisitions was $12,248 in cash. The Condensed Consolidated Statements of Operations and Comprehensive Income and the Condensed Consolidated Statements of Cash Flows presented herein include the activities of these acquired businesses from their respective dates of acquisition. The expected long-term sales and expense synergies of acquired businesses generally are not realized immediately following acquisition as certain transition and integration matters must be completed.

        These acquisitions are in keeping with the Company's business strategy of consolidating the fragmented industry in which it competes and were accounted for using the acquisition method of accounting. Accordingly, the aggregate purchase price was assigned to the assets acquired based on their fair values at their respective dates of acquisition. The excess of aggregate purchase price over the fair values of the assets acquired was classified as goodwill. The goodwill relates to expected synergies from these acquisitions. The following reflects the preliminary allocation (pending the final valuation of intangible assets) of the aggregate purchase price for these acquisitions to the aggregate assets acquired:

Current assets	$3,213
Property, plant and equipment	178
Goodwill	5,899
Intangible assets	2,958

$12,248

        The acquired intangible assets include trademarks and tradenames totaling $797, customer relationships totaling $1,941 and a non-compete agreement totaling $220, all of which are being amortized for financial statement purposes over two to fifteen years. The acquired intangible assets of $2,958, as well as goodwill of $5,899, which is not subject to amortization for financial statement purposes, are expected to be deductible for tax purposes over fifteen years.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

5. GOODWILL AND INTANGIBLE ASSETS

        The change in the carrying amount of goodwill from September 30, 2011 to June 30, 2012 was as follows:

Goodwill
Balance as of September 30, 2011
Goodwill	$49,247
Accumulated impairment losses	(40,394)

8,853
Goodwill attributable to fiscal 2012 acquisitions	5,899

Balance as of June 30, 2012
Goodwill	55,146
Accumulated impairment losses	(40,394)

$14,752

        The carrying amounts of intangible assets at June 30, 2012 and September 30, 2011 were as follows:

	June 30, 2012			September 30, 2011
	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Weighted- Average Amortization Period (Years)
Intangible assets subject to amortization:
Trademarks/tradenames/patents	$2,657	$(710)	$1,947	$1,812	$(550)	$1,262	12
Customer relationships/distribution rights/ non-compete agreements	12,156	(4,944)	7,212	10,037	(3,716)	6,321	6
Developed software and technology	772	(772)	—	772	(759)	13	5

	15,585	(6,426)	9,159	12,621	(5,025)	7,596
Intangible assets not subject to amortization:
Trademarks/tradenames/licenses	11,234	—	11,234	12,097	—	12,097

	$26,819	$(6,426)	$20,393	$24,718	$(5,025)	$19,693

(1)
Amounts include the impact of foreign currency translation adjustments.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

5. GOODWILL AND INTANGIBLE ASSETS (Continued)

        Estimated future amortization expense related to the June 30, 2012 net carrying amount of $9,159 for intangible assets subject to amortization is as follows:

Year Ending September 30,	Estimated Amortization Expense
2012(1)	$568
2013	2,110
2014	1,828
2015	1,647
2016	1,022
Thereafter	1,984

$9,159

(1)
Estimated amortization expense for the year ending September 30, 2012 includes only amortization to be recorded after June 30, 2012.

        During the three and nine months ended June 30, 2012, the Company recorded a non-cash intangible asset impairment charge of $850 ($551 after tax, or $0.06 per diluted share for the three and nine months ended June 30, 2012) related to the consolidation of its food, drug and mass market ("FDM") brands. The charge represented the entire carrying amount of the Alan James Group™ ("AJG") brand. Existing products under the AJG brand were combined under the Company's primary FDM Body Gold® brand. The Company believes this brand consolidation provides increased efficiencies and synergies for its FDM products and customers.

        The ongoing uncertainty in general and economic conditions may continue to impact retail and consumer demand, as well as the market price of the Company's common stock, and could negatively impact the Company's future operating performance, cash flow and/or stock price and could result in additional goodwill and/or intangible asset impairment charges being recorded in future periods. Also, the Company periodically reviews its brands to achieve marketing, sales and operational synergies. These reviews could result in additional brands being consolidated or discontinued and could result in additional intangible asset impairment charges being recorded in future periods. Additional goodwill and/or intangible asset impairment charges could materially impact the Company's consolidated financial statements. The valuation of goodwill and intangible assets is subject to a high degree of judgment, uncertainty and complexity.

6. DEBT

        Debt was comprised of the following:

	June 30, 2012	September 30, 2011
Long-term debt—revolving credit facility	$36,500	$32,000

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

6. DEBT (Continued)

        The Company's debt is stated at book value which approximated its fair value at June 30, 2012 and September 30, 2011. Estimated fair values for debt have been determined based on borrowing rates currently available to the Company for bank loans with similar terms and maturities and are classified as Level 2 (significant observable inputs other than quoted prices) in the FASB's fair value hierarchy.

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

        At June 30, 2012, the Company had outstanding revolving credit borrowings of $36,500 under the Restated Credit Agreement. Borrowings under the Restated Credit Agreement are collateralized by substantially all assets of the Company. At the Company's election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At June 30, 2012, the applicable weighted-average interest rate for outstanding borrowings was 2.47%. The Company is also required to pay a quarterly fee of 0.50% on the unused balance under the Restated Credit Agreement. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The Restated Credit Agreement matures on December 15, 2015, and the Company is required to repay all principal and interest outstanding under the Restated Credit Agreement on such date.

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

7. SHARE REPURCHASES

        During the three and nine months ended June 30, 2012, the Company purchased and retired 109,473 and 405,636 shares of common stock for an aggregate price of $1,638 and $5,399, respectively. During the three months ended June 30, 2011, the Company did not purchase or retire any shares of common stock. During the nine months ended June 30, 2011, the Company purchased and retired 135,771 shares of common stock for an aggregate price of $1,933. On April 23, 2012, the Company's Board of Directors approved the addition of 1,000,000 shares to the Company's previously approved share purchase program. As of June 30, 2012, the Company was permitted to purchase up to 1,138,385 additional shares under its approved purchase plan. The Company accounts for treasury shares using the cost method.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

8. STOCK OPTIONS

        The following table summarizes stock option activity during the nine months ended June 30, 2012:

	Number of Options	Weighted-Average Exercise Price
Options outstanding and exercisable at September 30, 2011	302,300	$10.84
Exercised	(71,300)	4.85

Options outstanding and exercisable at June 30, 2012	231,000	12.68

        No options to purchase shares of common stock for the three months ended June 30, 2012 were excluded from the computation of diluted earnings per share because the exercise prices of all stock options were less than the average share price of the Company's common stock. Options to purchase 35,000 shares of common stock for the nine months ended June 30, 2012 were excluded from the computation of diluted earnings per share because the exercise prices of these stock options were greater than the average share price of the Company's common stock and, therefore, the effect would have been antidilutive. No options to purchase shares of common stock for the three and nine months ended June 30, 2011 were excluded from the computation of diluted earnings per share because the exercise prices of all stock options were less than the average share price of the Company's common stock.

        During the nine months ended June 30, 2012, the Company received proceeds of $346 related to the exercise of stock options. During this same period, the Company recorded a tax benefit of $214 and optionees realized an aggregate pre-tax gain of $556 from these stock option exercises. During the nine months ended June 30, 2011, the Company received proceeds of $432 related to the exercise of stock options. During this same period, the Company recorded a tax benefit of $257 and optionees realized an aggregate pre-tax gain of $667 from these stock option exercises.

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

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

9. SEGMENTS (Continued)

        Net sales attributed to customers in the United States and foreign countries for the three and nine months ended June 30, 2012 and 2011 were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
United States	$44,007	$42,032	$132,641	$127,126
Foreign countries	5,600	5,421	17,465	15,119

	$49,607	$47,453	$150,106	$142,245

        Certain net sales attributed to customers in the United States are sold to customers who in turn may sell such products to customers in foreign countries while certain net sales attributed to customers in foreign countries are sold to customers who in turn may sell such products to customers in the United States.

        The Company's net sales by product group for the three and nine months ended June 30, 2012 and 2011 were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Branded nutritional supplements and other natural products	$44,687	$43,917	$137,790	$131,057
Other(1)	4,920	3,536	12,316	11,188

	$49,607	$47,453	$150,106	$142,245

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

        The ongoing uncertainty in general and economic conditions may continue to impact retail and consumer demand, as well as the market price of our common stock, and could negatively impact our future operating performance, cash flow and/or stock price and could result in additional goodwill and/or intangible asset impairment charges being recorded in future periods. Also, we periodically review our brands to achieve marketing, sales and operational synergies. These reviews could result in additional brands being consolidated or discontinued and could result in additional intangible asset impairment charges being recorded in future periods. Additional goodwill and/or intangible asset impairment charges could materially impact our consolidated financial statements. The valuation of goodwill and intangible assets is subject to a high degree of judgment, uncertainty and complexity.

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

New Accounting Standards

        See Note 1 to the Condensed Consolidated Financial Statements for information regarding new accounting standards.

Results of Operations

        The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	50.2%	49.6%	50.1%	48.8%

Gross profit	49.8%	50.4%	49.9%	51.2%
Selling, general and administrative	36.3%	36.0%	35.8%	36.1%
Amortization of intangible assets	1.0%	0.9%	1.0%	0.9%
Impairment of intangible asset	1.7%	0.0%	0.6%	0.0%

Income from operations	10.8%	13.5%	12.5%	14.2%
Interest and other expense, net	0.7%	0.6%	0.7%	0.6%

Income before provision for income taxes	10.1%	12.9%	11.8%	13.6%
Provision for income taxes	3.3%	4.6%	4.1%	4.9%

Net income	6.8%	8.3%	7.7%	8.7%

Adjusted EBITDA(1)	17.0%	17.8%	17.4%	18.5%

(1)
See "—Adjusted EBITDA."

Comparison of the Three Months Ended June 30, 2012 to the Three Months Ended June 30, 2011

        Net Sales.    Net sales increased by $2.1 million, or 4.5%, to $49.6 million for the three months ended June 30, 2012 ("third quarter of fiscal 2012") from $47.5 million for the three months ended June 30, 2011 ("third quarter of fiscal 2011"). Net sales of branded nutritional supplements and other natural products increased by $0.8 million, or 1.8%, to $44.7 million for the third quarter of fiscal 2012 compared to $43.9 million for the third quarter of fiscal 2011. The increase in net sales of branded nutritional supplements and other natural products was primarily related to the net sales contributions of the fiscal 2011 and fiscal 2012 acquisitions, partially offset by a decrease in sales volume of branded products to certain customers. The impact on net sales of branded products attributable to price changes was not material. Other net sales increased $1.3 million, or 39.1%, to $4.9 million for the third quarter of fiscal 2012 from $3.6 million for the third quarter of fiscal 2011. The increase in other net sales was primarily related to the net sales contributions of the fiscal 2012 acquisitions, partially offset by the closure of three health food stores and one natural food market during fiscal 2011 and fiscal 2012.

        Gross Profit.    Gross profit was $24.7 million for the third quarter of fiscal 2012 and $23.9 million for the third quarter of fiscal 2011. As a percentage of net sales, gross profit was 49.8% for the third quarter of fiscal 2012 and 50.4% for the third quarter of fiscal 2011. This decrease in gross profit percentage was primarily attributable to increased material costs due to vendor price increases and, to a lesser extent, changes in sales mix.

        Selling, General and Administrative.    Selling, general and administrative expenses were $18.0 million for the third quarter of fiscal 2012 and $17.1 million for the third quarter of fiscal 2011. As a percentage of net sales, selling, general and administrative expenses were 36.3% for the third quarter of fiscal 2012 and 36.0% for the third quarter of fiscal 2011.

        Amortization of Intangible Assets.    Amortization of intangible assets was $0.5 million for the third quarter of fiscal 2012 and $0.4 million for the third quarter of fiscal 2011. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

        Impairment of Intangible Asset.    During the third quarter of fiscal 2012, we recorded a non-cash intangible asset impairment charge of $0.9 million ($0.6 million after tax, or $0.06 per diluted share) related to the consolidation of our food, drug and mass market ("FDM") brands. The charge represented the entire carrying amount of the Alan James Group™ ("AJG") brand. Existing products under the AJG brand were combined under our primary FDM Body Gold® brand. We believe this brand consolidation provides increased efficiencies and synergies for our FDM products and customers.

        Interest and Other Expense, Net.    Net interest and other expense was $0.4 million for the third quarter of fiscal 2012 and $0.3 million for the third quarter of fiscal 2011 and primarily consisted of interest expense on indebtedness under our revolving credit facility.

        Provision for Income Taxes.    Our effective tax rate was 33.1% for the third quarter of fiscal 2012 and 35.5% for the third quarter of fiscal 2011. The decrease in the effective tax rate for the third quarter of fiscal 2012 was primarily related to a discrete tax benefit of $0.1 million.

Comparison of the Nine Months Ended June 30, 2012 to the Nine Months Ended June 30, 2011

        Net Sales.    Net sales increased by $7.9 million, or 5.5%, to $150.1 million for the nine months ended June 30, 2012 from $142.2 million for the nine months ended June 30, 2011. Net sales of branded nutritional supplements and other natural products increased by $6.8 million, or 5.1%, to $137.8 million for the nine months ended June 30, 2012 compared to $131.0 million for the nine months ended June 30, 2011. The increase in net sales of branded nutritional supplements and other natural products was primarily related to the net sales contributions of the fiscal 2011 and fiscal 2012 acquisitions and, to a lesser extent, an increase in sales volume of branded products to certain customers. The impact on net sales of branded products attributable to price changes was not material. Other net sales increased $1.1 million, or 10.1% to $12.3 million for the nine months ended June 30, 2012 from $11.2 million for the nine months ended June 30, 2011. The increase in other net sales was primarily related to the net sales contributions of the fiscal 2012 acquisitions, partially offset by the closure of three health food stores and one natural food market during fiscal 2011 and fiscal 2012.

        Gross Profit.    Gross profit increased by $2.2 million, or 3.0%, to $75.0 million for the nine months ended June 30, 2012 from $72.8 million for the nine months ended June 30, 2011. This increase in gross profit was primarily attributable to the increase in net sales. As a percentage of net sales, gross profit decreased to 49.9% for the nine months ended June 30, 2012 from 51.2% for the nine months ended June 30, 2011. This decrease in gross profit percentage was primarily attributable to increased material costs due to vendor price increases and, to a lesser extent, changes in sales mix and increased manufacturing overhead costs related to the expansion of our liquid manufacturing operations.

        Selling, General and Administrative.    Selling, general and administrative expenses increased by $2.5 million, or 4.8%, to $53.8 million for the nine months ended June 30, 2012 from $51.3 million for the nine months ended June 30, 2011. This increase in selling, general and administrative expenses was primarily attributable to operational and transition costs related to the fiscal 2011 and fiscal 2012 acquisitions. As a percentage of net sales, selling, general and administrative expenses were 35.8% for the nine months ended June 30, 2012 compared to 36.1% for the nine months ended June 30, 2011.

        Amortization of Intangible Assets.    Amortization of intangibles was $1.4 million for the nine months ended June 30, 2012 and $1.2 million for the nine months ended June 30, 2011. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

        Impairment of Intangible Asset.    During the nine months ended June 30, 2012, we recorded a non-cash intangible asset impairment charge of $0.9 million ($0.6 million after tax, or $0.06 per diluted share) related to the consolidation of our FDM brands. The charge represented the entire carrying amount of the AJG brand. Existing products under the AJG brand were combined under our primary FDM Body Gold® brand. We believe this brand consolidation provides increased efficiencies and synergies for our FDM products and customers.

        Interest and Other Expense, Net.    Net interest and other expense was $1.1 million for the nine months ended June 30, 2012 and $0.8 million for the nine months ended June 30, 2011 and primarily consisted of interest expense on indebtedness under our revolving credit facility.

        Provision for Income Taxes.    Our effective tax rate was 34.8% for the nine months ended June 30, 2012 and 36.0% for the nine months ended June 30, 2011.

Adjusted EBITDA

        Adjusted EBITDA (a non-GAAP measure) is defined in our debt covenants and performance measures as earnings before net interest and other expense, taxes, depreciation, amortization and intangible asset impairment. Adjusted EBITDA has some inherent limitations in measuring operating performance due to the exclusion of certain financial elements such as depreciation and amortization and is not necessarily comparable to other similarly-titled captions of other companies due to potential inconsistencies in the method of calculation. Furthermore, Adjusted EBITDA is not intended to be a substitute for cash flows from operating activities, as a measure of liquidity, or an alternative to net income in determining our operating performance in accordance with generally accepted accounting principles. Our use of an EBITDA-based metric should be considered within the following context:

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

        The following table sets forth a reconciliation of net income to Adjusted EBITDA for each period included herein:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Net income	$3,352	$3,945	$11,593	$12,444
Provision for income taxes	1,659	2,174	6,187	7,001
Interest and other expense, net(1)	388	293	1,124	802
Depreciation and amortization	2,203	2,023	6,411	5,998
Impairment of intangible asset(2)	850	—	850	—

Adjusted EBITDA	$8,452	$8,435	$26,165	$26,245

(1)
Includes amortization of deferred financing fees.

(2)
A non-cash intangible asset impairment charge of $850 related to the consolidation of our food, drug and mass market brands was recorded for the three months and nine months ended June 30, 2012.

        Our Adjusted EBITDA was $8.5 million for the third quarter of fiscal 2012 and $8.4 million for the third quarter of fiscal 2011. Adjusted EBITDA as a percentage of net sales was 17.0% for the third quarter of fiscal 2012 and 17.8% for the third quarter of fiscal 2011.

        Our Adjusted EBITDA was $26.2 million for both the nine months ended June 30, 2012 and 2011. Adjusted EBITDA as a percentage of net sales decreased to 17.4% for the nine months ended June 30, 2012 from 18.5% for the nine months ended June 30, 2011.

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

Liquidity and Capital Resources

        We had working capital of $45.8 million as of June 30, 2012 compared to $42.3 million as of September 30, 2011. The increase in working capital was primarily the result of increases in cash and inventories partially offset by decreases in accounts receivable and prepaid expenses and other current assets and an increase in accounts payable.

        Net cash provided by operating activities for the nine months ended June 30, 2012 was $23.4 million compared to $21.3 million for the comparable period in fiscal 2011. This increase in net cash provided by operating activities for the nine months ended June 30, 2012 was primarily attributable to changes in operating assets and liabilities, net of effects of acquisitions.

        Net cash used in investing activities was $19.4 million for the nine months ended June 30, 2012 compared to $18.5 million for the comparable period in fiscal 2011. Our investing activities during these periods consisted of acquisitions of businesses and capital expenditures. The capital expenditures primarily related to buildings, building improvements related to facility consolidation efforts, distribution and manufacturing equipment and information systems.

        During the nine months ended June 30, 2012, we acquired six businesses for $12.2 million in cash. On October 27, 2011, we acquired certain operating assets of Mia Rose Products, Inc. On November 22, 2011, we acquired certain operating assets of Collective Wellbeing, LLC. On January 16, 2012, we acquired certain operating assets of Nature's Discount, Inc. and Top Health. On January 27, 2012, we acquired certain operating assets of Your Crown and Glory, LLC. On March 2, 2012, we acquired certain operating assets of Treehouse Vitamins, LLC. On June 7, 2012, we acquired certain operating assets of Direct Access Network, Inc. During the nine months ended June 30, 2011, we acquired four businesses for $9.3 million in cash. On October 7, 2010, we acquired certain operating assets of TRC Nutritional Labs, Inc. October 14, 2010, we acquired certain operating assets of The Heritage Store, Inc. On February 24, 2011, we acquired certain operating assets of SunFeather Natural Soap Company, Inc. On May 26, 2011 we acquired certain operating assets of Skin by Ann Webb, LLC.

        Net cash used in financing activities was $0.2 million for the nine months ended June 30, 2012 compared to $2.9 million for the comparable period in fiscal 2011. During these periods, financing activities primarily related to borrowings and repayments under our revolving credit facility, payments of deferred financing fees, purchases of common stock for treasury and proceeds from the issuance of common stock related to stock option exercises and the direct stock purchase plan.

        In October 2007, we registered a direct stock purchase plan with the Securities and Exchange Commission. The purpose of this direct stock purchase plan is to provide a convenient way for existing stockholders, as well as new investors, to purchase shares of our common stock. A total of 1,500,000 shares of our common stock were registered under the plan with 13,986 shares purchased during the nine months ended June 30, 2012. As of June 30, 2012, there were 1,398,338 shares of common stock available for purchase.

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

        At June 30, 2012, we had outstanding revolving credit borrowings of $36.5 million under the Restated Credit Agreement. Borrowings under the Restated Credit Agreement are collateralized by substantially all of our assets. At our election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At June 30, 2012, the applicable weighted-average interest rate for outstanding borrowings was 2.47%. We are also required to pay a quarterly fee of 0.50% on the unused balance under the Restated Credit Agreement. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The Restated Credit Agreement matures on December 15, 2015, and we are required to repay all principal and interest outstanding under the Restated Credit Agreement on such date.

        The Restated Credit Agreement contains restrictive covenants, including limitations on incurring certain other indebtedness and requirements that we maintain certain financial ratios. As of June 30, 2012, we were in compliance with the restrictive covenants. Upon the occurrence of a default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring us to repay all amounts outstanding under the Restated Credit Agreement.

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

Contractual Obligations and Other Commitments

        Our significant non-cancelable contractual obligations and other commitments as of June 30, 2012 were as follows:

	Payments Due By Period
Contractual Obligations and Other Commitments	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(dollars in thousands)
Revolving credit facility	$36,500	$—	$—	$36,500	$—
Interest on revolving credit facility(a)	4,143	1,197	2,395	551	—
Operating leases	4,441	2,498	1,586	311	46

Total	$45,084	$3,695	$3,981	$37,362	$46

(a)
Represents estimated interest obligations associated with our outstanding revolving credit facility balance of $36.5 million at June 30, 2012, assuming no principal payments are made before maturity, a weighted-average interest rate of 2.47% and an underutilization fee rate of 0.50%.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        At our election, borrowings under the Restated Credit Agreement bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At June 30, 2012, the applicable weighted-average interest rate for borrowings was 2.47% and we had total borrowings outstanding of $36.5 million. A hypothetical 100 basis point change in interest rates would not have had a material impact on our reported net income or cash flows for the nine months ended June 30, 2012 and 2011.

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

        Based on the foregoing, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were not effective as of June 30, 2012. However, we believe the consolidated financial statements included in this report present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        We did not sell any unregistered equity securities during the quarterly period ended June 30, 2012.

        Prior to fiscal 2012, our Board of Directors approved a share purchase program authorizing us to buy up to 3,500,000 shares of our common stock. On April 23, 2012, our Board of Directors approved the addition of 1,000,000 shares to our previously approved share purchase program. As of June 30, 2012, there were 1,138,385 shares available for purchase under this program. The shares available for purchase under this program have no expiration date. Purchases under this program during the three months ended June 30, 2012 occurred in April, May and June as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1 - 30, 2012	44,868	$14.68	44,868
May 1 - 31, 2012	37,738	15.08	37,738
June 1 - 30, 2012	26,867	15.27	26,867

	109,473	14.97	109,473	1,138,385

Item 6.    Exhibits

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)
XBRL information will be considered to be furnished, not filed, for the first two years of a company's submission of XBRL information.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEUTICAL INTERNATIONAL CORPORATION (Registrant)
Date: July 26, 2012	By:	/s/ CORY J. MCQUEEN Cory J. McQueen Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)