Form 10-K
period 2012-09-30
NUTRACEUTICAL INTERNATIONAL CORP
filed 2012-11-21
CIK 1050007

Use these links to rapidly review the document

Nutraceutical International Corporation Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the Fiscal Year Ended September 30, 2012
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to

Commission file number: 000-23731

NUTRACEUTICAL INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	87-0515089 (I.R.S. Employer Identification Number)

1400 Kearns Boulevard, 2nd Floor
Park City, Utah 84060
(Address of principal executive offices including zip code)

Registrant's telephone number, including area code: (435) 655-6106

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC
(Title of class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 31, 2012 at a closing sale price of $14.56 as reported by the NASDAQ Stock Market was approximately $127.3 million. Shares of common stock held by each officer and director and by each person who owns or may be deemed to own 10% or more of the outstanding common stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of November 15, 2012, the Registrant had 9,780,128 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies for the Registrant's 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business. These forward-looking statements can be identified by the use of terms such as "believe," "expects," "plan," "intend," "may," "will," "should," "can" or "anticipates," or the negative thereof, or variations thereon, or comparable terminology, or by discussions of strategy. Important factors that may cause our results to differ from these forward-looking statements include, but are not limited to:

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

NUTRACEUTICAL INTERNATIONAL CORPORATION
ANNUAL REPORT ON FORM 10-K
For The Fiscal Year Ended September 30, 2012

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

        We manufacture and/or distribute one of the broadest branded product lines in the industry with over 7,000 individual stock keeping units ("SKUs"), including approximately 900 SKUs sold internationally. We believe that as a result of our emphasis on innovation, quality, loyalty, education and customer service, our brands are widely recognized in health and natural food stores and among their customers.

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

        The primary channel that offers this type of support to consumers in the United States has been health and natural food stores (the "Healthy Foods Channel"). Our primary focus has been and remains on this channel. This strategy has enabled us to benefit from the growth of the Healthy Foods Channel. The Healthy Foods Channel consists of approximately 17,000 retailers, including (i) independent health and natural food stores, (ii) health and natural food stores affiliated with local, regional and national health and natural food chains (including health and natural food store chains, such as Whole Foods Market, and vitamin store chains, such as Vitamin Shoppe and Vitamin World) and (iii) GNC stores. The Healthy Foods Channel principally caters to our primary target consumers: those who desire product education, service and high quality nutritional supplements and other natural products. We believe there are significant differences between mass market retailers (such as supermarkets, drugstores and warehouse clubs) that typically offer a limited selection of discounted natural products and lower-potency nutritional supplements and the Healthy Foods Channel, where natural ingredients, quality, potency, selection and customer support are emphasized. The growth rate of the Healthy Foods Channel is not at (and may not return to) levels achieved in the mid-1990s.

        We believe we are among the largest suppliers of nutritional supplements to the Healthy Foods Channel that develop, manufacture, market and directly distribute a majority of their own products. We manufactured approximately 75% of our branded products in fiscal 2012 and believe that the quality of our products is among the highest in the industry. We market our branded products through one of the industry's largest sales forces dedicated to the Healthy Foods Channel. We seek to be a market leader in the development of new and innovative products, introducing over 200 new SKUs in fiscal 2012. We believe that we benefit from greater customer and product diversification than most of our larger competitors.

        We believe that consumers seeking high quality products are also purchasing them through other channels, such as products available through health care practitioners and direct to consumer channels and we continue to seek opportunities through acquisitions to explore reaching our target consumers through these and additional channels.

Industry

        According to Nutrition Business Journal, the total retail natural products market (the "Natural Products Market") is highly fragmented and totaled approximately $126.0 billion in retail sales in calendar 2011. The Natural Products Market is comprised of the following submarkets (with estimated calendar 2011 sales indicated): (i) personal care, $11.8 billion, (ii) natural and organic foods, $43.1 billion, (iii) functional foods, $41.1 billion and (iv) vitamins, minerals and supplements, $30.0 billion. Historically, our primary focus has been on vitamins, minerals and supplements (the "VMS Market"), but recently we have increased our effort in other areas within the Natural Products Market.

        The total retail VMS Market is highly fragmented with estimated sales of $30.0 billion in calendar 2011, $28.1 billion in calendar 2010 and $26.9 billion in calendar 2009. We believe that the VMS Market reached its present size due to a number of factors, including (i) interest in healthier lifestyles, living longer and living well, (ii) the publication of research findings supporting the positive health effects of certain nutritional supplements and (iii) the aging of the "Baby Boom" generation combined with the tendency of consumers to purchase more nutritional supplements and natural foods as they age. Over the last few years, some publicly-traded nutritional supplement companies and industry analysts have commented on slowing growth trends and/or ongoing softness in sales of some nutritional supplements. We believe this may be the result of, among other things, the lack of any recent industry-wide "hit" products, negative press releases regarding certain ingredients and companies in the VMS Market and increased market and pricing competition, as well as competition from food and pharmaceutical companies.

Products

        We primarily manufacture and market nutritional supplements and also sell certain other natural products. As of September 30, 2012, we sold over 7,000 SKUs, including approximately 900 SKUs sold internationally, under approximately 50 different brands. Our products include: (i) vitamins and minerals, (ii) herbs, (iii) specialty formulas, (iv) personal care products, (v) homeopathics,

(vi) functional foods and (vii) other products. To accommodate consumer preferences, our products come in various formulations and delivery forms, including capsules, tablets, softgels, chewables, liquids, creams, sprays, powders and whole herbs.

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

Research and Development; Quality Control

        We have a commitment to research and development and to introducing innovative products to correspond with consumer trends and scientific research. We believe that product quality and innovation are fundamental to our long-term growth and success. Through our research and development efforts, we seek to (i) test the safety, purity and potency of products, (ii) develop more effective and efficient means of producing ingredients for use in products, (iii) develop testing methods for ensuring and verifying the consistency of the dosage of ingredients included in our products, (iv) develop new, more effective product delivery forms and (v) develop new products either by combining existing ingredients used in nutritional supplements or identifying new ingredients that can be used in nutritional supplements. Our efforts are designed to lead not only to the development of new and improved products, but also to ensure effective manufacturing quality control measures. For the years ended September 30, 2012, 2011 and 2010, we incurred $3.6 million, $3.9 million and $3.9 million, respectively, in research and development expenditures.

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

        We employ a sales force dedicated to the Healthy Foods Channel. Our sales representatives regularly visit each assigned health and natural food store in their respective areas to assist in the solicitation of orders for products and provide related product sales assistance. We monitor and periodically update our payment structure for our sales force in order to ensure that appropriate incentives are provided for sales growth. We also sell products directly to certain retailers through our telephone customer service organization and certain products to both retailers and distributors and others directly to consumers. We have organized the majority of our marketing and sales efforts under a subsidiary company, NutraBrands, Inc.

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

        Au Naturel, Inc., a subsidiary of Nutraceutical, was formed in fiscal 1995 for the purpose of marketing and/or selling our branded products internationally. During fiscal 2012, Au Naturel marketed products to distributors and other customers in approximately 55 countries. Au Naturel markets domestic branded products as well as custom-labeled versions of its domestic branded products internationally; however, many of its products must be modified to meet the specific labeling or formulation requirements of the relevant foreign country. In most foreign markets, Au Naturel sells to local distributors. However, in certain foreign markets (including the United Kingdom, the Netherlands, Norway, Sweden and Japan), Au Naturel markets and sells its products directly to retailers.

        Monarch Nutraceuticals, Inc., a subsidiary of Nutraceutical, markets branded bulk products and custom blends. Monarch conducts marketing and sales for bulk materials domestically through a separate sales force and internationally directly to manufacturers and through distributors.

Manufacturing

        Our manufacturing process generally consists of the following operations: (i) sourcing ingredients for products, (ii) warehousing raw ingredients, (iii) measuring ingredients for inclusion in products, (iv) blending, grinding, and chilsonating ingredients into a mixture with a homogeneous consistency and (v) encapsulating, tableting, pouring, pouching, bagging or boxing the blended mixture into the appropriate dosage form using either automatic or semiautomatic equipment. The next step, bottling and packaging, involves placing the product in packaging with appropriate tamper-evident features and sending the packaged product to a distribution point for delivery to retailers. We place special emphasis on quality control, including raw material verification, homogeneity testing, weight deviation measurements and quality sampling. See "Research and Development; Quality Control."

        We manufactured approximately 75% of our branded products in fiscal 2012, based on net sales. By manufacturing the majority of our own products, we believe that we maintain better control over product quality and availability while also reducing production costs. Our manufacturing operations are performed primarily in our facilities located in the greater Ogden, Utah area, although we also have a cream manufacturing operation in Phoenix, Arizona, a liquid manufacturing operation in Tulsa, Oklahoma and a personal care manufacturing operation in Bowling Green, Florida. We have a working relationship with numerous outside manufacturers, including softgel manufacturers and packagers and utilize these outside sources from time to time. Manufacturing backlogs, to the extent they may exist from time to time, do not have a material impact on delivery time to the customer. We have organized our manufacturing operations under two subsidiary companies, NutraPure, Inc. and Seychelles Organics, Inc.

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

Materials and Suppliers

        We employ a purchasing staff that works with marketing, product development, formulations and quality control personnel to source raw materials for products as well as other items purchased by us. Raw materials are sourced principally from the United States, Europe and China. Raw materials used by us are available from a variety of suppliers and no one supplier accounted for more than 6% of our total raw material purchases in fiscal 2012. We seek to mitigate the risk of a shortage of raw materials through our relationships with our principal suppliers, including identification of alternative suppliers for the same, or similar, raw materials where available. We also manufacture bulk branded products to allow more extensive vertical integration and to improve the quality and consistency of raw materials.

Government Regulation

        The formulation, manufacturing, packaging, labeling, advertising, distribution and sale (hereafter, "sale" or "sold" may be used to signify all of these activities) of our products are subject to regulation by one or more federal agencies, primarily the Food and Drug Administration ("FDA") and the Federal Trade Commission ("FTC"), and to a lesser extent the Consumer Product Safety Commission ("CPSC"), the United States Department of Agriculture and the Environmental Protection Agency. Our activities are also regulated by various governmental agencies for the states and localities in which our products are sold, as well as by governmental agencies in certain countries outside the United States in which our products are sold. Among other matters, regulation by the FDA and FTC is concerned with product safety and claims made with respect to a product's ability to provide health-related benefits. Specifically, the FDA, under the Federal Food, Drug, and Cosmetic Act ("FDCA"), regulates the formulation, manufacturing, packaging, labeling, distribution and sale of food, including dietary supplements, over-the-counter ("OTC") drugs, and medical devices. The FTC regulates the advertising of these products. The National Advertising Division ("NAD") of the Council of Better Business Bureaus oversees an industry- sponsored, self-regulatory system that permits competitors to resolve disputes over advertising claims. The NAD has no enforcement authority of its own, but may refer matters that appear to violate the FTC Act or the FDCA to the FTC or the FDA for further action, as appropriate.

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

        Some of our products are regulated as conventional foods under the Nutrition Labeling and Education Act of 1990 ("NLEA"). The NLEA amended the FDCA to establish additional requirements for ingredient and nutrition labeling and labeling claims for conventional foods. If the NLEA labeling requirements change at a future time, we may need to revise our product labeling. Most of our products are classified as dietary supplements.

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

        The FDA Food Safety Modernization Act ("FSMA"), enacted January 4, 2011, amended the FDCA to significantly enhance FDA's authority over various aspects of food regulation. The FSMA granted FDA mandatory recall authority when the FDA determines there is a reasonable probability that a food is adulterated or misbranded and that the use of, or exposure to, the food will cause serious adverse health consequences or death to humans or animals. Other changes include the FDA's expanded access to records; the authority to suspend food facility registrations and require high risk imported food to be accompanied by a certification; stronger authority to administratively detain food; the authority to refuse admission of an imported food if it is from a foreign establishment to which a U.S. inspector is refused entry for an inspection; and the requirement that importers verify that the foods they import meet domestic standards.

        One of the FSMA's more significant changes is the requirement of hazard analysis and risk-based preventive controls ("HARBPC") for all food facilities required to register with the FDA, except dietary supplement facilities in compliance with both GMPs and the serious adverse event reporting requirements. Although dietary supplement facilities are exempt from the HARBPC requirements, dietary ingredient facilities might not qualify for the exemption. The HARBPC requirements, which the FDA has yet to propose, are expected to be onerous because facilities will have to develop and implement preventive controls to assure that identified hazards are significantly minimized or prevented, monitor the effectiveness of the preventive controls and maintain numerous records related to the HARBPC. The HARBPC requirements may increase the costs of dietary ingredients and affect our ability to obtain dietary ingredients.

        As required by Section 113(b) of the FSMA, the FDA published in July 2011 a draft guidance document clarifying when the FDA believes a dietary ingredient is an NDI, when a manufacturer or distributor must submit an NDI premarket notification to the FDA, the evidence necessary to document the safety of an NDI and the methods for establishing the identity of an NDI. The draft guidance, if implemented as proposed, could have a material impact on our operations. Although our industry has strongly objected to several aspects of the draft guidance, it is unclear whether and what changes FDA will make to the final guidance. In addition, it is possible that the FDA will begin taking enforcement actions consistent with the interpretations in the draft guidance before issuing a final version.

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

        The FTC and the FDA have pursued a coordinated effort to challenge what they consider to be unsubstantiated and unsafe weight-loss products, and have also coordinated enforcement against dietary supplement claims in other areas, including children's products. Their efforts to date have focused on manufacturers and marketers as well as media outlets, and have resulted in a significant number of investigations and enforcement actions, some resulting in civil penalties under the FTC Act of several million dollars. We expect that the FTC and the FDA will continue to focus on health-related claims for dietary supplements and foods, and our products could be the subject of an FTC/FDA inquiry.

        We market various OTC homeopathic drug products. Homeopathic drugs have a unique status under the FDCA because, unlike other drugs, FDA does not evaluate homeopathic drugs for safety or efficacy prior to marketing. Instead, homeopathic drugs must meet the standards of strength, quality, and purity set forth in the Homeopathic Pharmacopeia of the United States ("HPUS"). FDA has established a policy addressing the lawful sale of homeopathic drugs under the FDC Act. See Compliance Policy Guide ("CPG") 7132.15, "Conditions Under Which Homeopathic Drugs May Be Marketed," CPG Manual § 400.400 (revised March 1995). Under this compliance policy, FDA generally exempts a homeopathic drug from regulation as a new drug if: the active ingredient is subject of a HPUS monograph; the product does not include non-homeopathic active ingredients; the product is homeopathically prepared; the claims (indications) are consistent with homeopathic usage for the active ingredient(s) in the product, as described in a recognized "material medica" and the OTC homeopathic drug product is intended solely for self-limiting diseases amenable to self-diagnosis and treatment by consumers. CPG 7132.15. In contrast, the FTC treats homeopathic drugs similar to other OTC drugs.

        In recent years, state courts have concluded that, because homeopathic drugs are not approved or marketed pursuant to an FDA regulation, claims against a manufacturer of a homeopathic drug are not preempted by the FDCA. Consequently, plaintiff's actions under state consumer protection laws for lack of substantiation have been allowed to proceed. Ignoring the unique character of homeopathic drug products, plaintiff's claims in these actions have been based on the evidence standard applied to conventional drugs. Generally, these actions involve claims for significant monetary damages.

        The sale of our products in countries outside the United States is regulated by the governments of those countries. Our plans to commence or expand sales in those countries may be prevented or delayed or even suspended by such regulations or by regulators in those countries. In countries in which we have distributors, compliance with such regulations is generally undertaken by our distributors, but even in these cases we assist with such compliance and in many cases may be liable if a distributor fails to comply. These distributors are independent contractors over whom we have limited control. In certain countries, we distribute our products through our own subsidiary or branch; in these countries we retain responsibility for compliance with all applicable regulations. These countries currently include the United Kingdom, the Netherlands, Norway, Sweden, Japan and certain Caribbean Islands.

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

Competition

        The Natural Products Market and the VMS Market are highly competitive. Our principal competitors in the VMS Market that sell to the Healthy Foods Channel include a number of large, nationally-known brands (such as Country Life, Enzymatic Therapy, Garden of Life, Solgar, Natrol, Nature's Plus, Nature's Way, Now Foods, and New Chapter) and many smaller brands, manufacturers and distributors of nutritional supplements. We have recently begun to focus on the broader Natural Products Market within the Healthy Foods Channel and within that market there are a number of large, nationally-known competitors, such as Hain Celestial. Because both the Natural Products Market and the VMS Market generally have low barriers to entry, additional competitors enter the market regularly.

        Private label products of our customers also provide competition to our products. Whole Foods Market, Vitamin Shoppe and many health and natural food stores also sell a portion of their offerings under their own private labels. Private label products are often sold at a discount to branded products. We have positioned certain of our brands to meet the needs of our customers in this area of the VMS Market.

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

        With regard to the mass market retail channel of distribution, our sales are focused primarily in limited SKUs in the Body Gold®, Sayge® and NaturalCare® lines. All of these lines were focused on the mass market channel when acquired. We do not consider this channel to be an area of primary focus. It is possible that as increasing numbers of companies sell nutritional supplement products and other natural products in the mass market channels (such as Nature Made, Nature's Bounty, Schiff and Hain Celestial), these product offerings may affect sales in the Healthy Foods Channel. We also compete with distributors that sell products to the Healthy Foods Channel as well as the mass market retail channel (such as Nature's Best, Select Nutrition and Tree of Life). In addition, several major pharmaceutical companies continue to offer nutritional supplement lines in the mass market, including Wyeth (Centrum) and Bayer (One-A-Day). Some of these nutritional supplements purport to use proprietary manufacturing techniques or delivery forms. Moreover, pharmaceutical companies offer prescription and over-the-counter products that are or may be competitive with nutritional supplements, particularly with regard to certain categories of products.

Intellectual Property

        We own more than 290 trademarks that have been registered with the United States Patent and Trademark Office and have filed applications to register additional trademarks. In addition, we claim domestic trademark and service mark rights in numerous additional marks that we use. We own a number of trademark registrations in countries outside the United States. Federally registered trademarks in the United States have a perpetual life, as long as they are maintained and renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the trademarks if they claim priority or confusion of usage. Most foreign trademark offices use similar trademark renewal processes. We regard our trademarks and other proprietary rights as valuable assets and believe they make a significant positive contribution to the marketing of our products.

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

Employees

        At September 30, 2012, we employed approximately 798 full-time and approximately 64 part-time employees. None of our employees is represented by a collective bargaining unit. We believe that we have a good relationship with our employees.

Available Information

        The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding us. Our Annual Report on Form 10-K filed with the SEC includes all exhibits required to be filed with the SEC. We make available, free of charge, on our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such reports are available as soon as is reasonably practicable after we electronically file such materials with the SEC. Additionally, copies of this Annual Report on Form 10-K are available without charge upon request. Please contact us to request copies of this Annual Report on Form 10-K (435-655-6106).

Executive Officers

        The following table sets forth certain information concerning our executive officers:

Name	Age	Position
Frank W. Gay II	66	Director, Chairman of the Board and Chief Executive Officer
Bruce R. Hough	58	President
Jeffrey A. Hinrichs	55	Director, Executive Vice President, Chief Operating Officer and Secretary
Gary M. Hume	63	Executive Vice President
Stanley E. Soper	49	Vice President, Legal Affairs and Assistant Secretary
Cory J. McQueen	43	Vice President and Chief Financial Officer
Christopher B. Neuberger	45	Vice President, Marketing and Sales
Daren P. Peterson	50	Vice President, Operations
Andrew W. Seelos	45	Assistant Vice President and Controller

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

        Because a substantial majority of our sales are to or through health food stores, we are dependent to a large degree upon the success of this channel as well as the success of specific retailers in the channel.    Over 85% of our sales are in the United States. In this market, we sell our products primarily to or through health food stores. Because of this, we are dependent to a large degree upon the success of that channel as well as the success of specific retailers in the channel. There are some large chains of health food stores, such as Whole Foods Market and Vitamin Shoppe, but most health food stores are individual stores or very small chains. We rely on these health food stores to purchase, market, and sell our products. Our success is dependent, to a large degree, on the growth and success of the Healthy Foods Channel, which is outside our control. There can be no assurance that the Healthy Foods Channel will be able to grow or prosper as it faces price and service pressure from other channels, including the mass market. There can be no assurance that retailers in the Healthy Foods Channel, in the aggregate, will respond or continue to respond to our stated loyalty to this channel.

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

        In addition, the stock market has historically experienced significant price and volume fluctuations, which have particularly affected the market prices of many nutritional supplement companies and which have, in certain cases, not had a strong correlation to the operating performance of these companies. Stock markets experienced unprecedented volatility in connection with the credit crisis of 2008-2009. General economic conditions, such as recession or interest rate or currency rate fluctuations in the United States or abroad, could negatively affect the market price of our common stock in the future. In addition, our operating results in future quarters may be below the expectations of securities analysts and investors. If that were to occur, the price of our common stock would likely decline, perhaps substantially. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial cost and a diversion of management's attention and resources.

Item 1B.    Unresolved Staff Comments

        We do not have any unresolved comments from the SEC staff.

Item 2.    Properties

        The following table describes our principal properties as of November 15, 2012:

Purpose	Location	Square Footage
Rapid Response Center(1)(2)	Ogden, UT	516,455
Transitional warehouse(3)	Ogden, UT	106,450
Product manufacturing(2)	Tulsa, OK	76,733
Product manufacturing(2)	Ogden, UT	31,230
Corporate Office(2)	Park City, UT	21,065
Product manufacturing	Ogden, UT	17,900
Marketing and sales offices	Park City, UT	15,905
Product manufacturing(2)	Bowling Green, FL	8,210
Product manufacturing	Phoenix, AZ	7,248
Executive offices	Park City, UT	6,103
Product manufacturing	Ogden, UT	5,000
Research, development and quality control	Ogden, UT	1,813

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

        We are involved in various legal matters arising in the normal course of business. In the opinion of management, the losses related to individual regulatory and legal matters in which we are presently involved are not probable and no estimate can be made of the range of potential gains or losses. While incapable of estimation, in the opinion of management, none of the regulatory and legal matters in which we are involved are individually expected to have a material adverse effect on our financial position, results of operations or cash flows. However, our aggregate liability arising from regulatory and legal proceedings related to these matters could have a material effect on our financial position, results of operations or cash flows.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock is traded on the NASDAQ Stock Market under the symbol "NUTR." The common stock commenced trading on the NASDAQ Stock Market on February 20, 1998 upon completion of our initial public offering. The following table sets forth the high and low closing prices per share for the common stock:

	High	Low
2011:
First Quarter	$16.96	$14.19
Second Quarter	14.98	13.45
Third Quarter	15.86	14.77
Fourth Quarter	15.31	12.62
2012:
First Quarter	14.20	10.74
Second Quarter	14.63	11.44
Third Quarter	15.65	13.86
Fourth Quarter	16.24	13.05
2013:
First Quarter (through November 15, 2012)	16.19	14.77

Holders

        As of the close of business on November 15, 2012, there were 175 holders of record of common stock and approximately 1,800 beneficial holders. The closing price of our common stock on November 15, 2012 as reported by the NASDAQ Stock Market was $14.97.

Dividends

        Since our initial public offering, we have neither declared nor paid any cash or other dividends on our common stock and do not expect to pay dividends for the foreseeable future. Instead, we currently intend to retain earnings to support our growth strategy, reduce indebtedness and, depending on market prices, repurchase our common stock. Any future determination by us to pay dividends will be at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions, including restrictions specified in our amended and restated credit agreement dated December 17, 2010.

Purchase of Equity Securities

        Prior to fiscal 2012, our Board of Directors approved a share purchase program authorizing us to buy up to 3,500,000 shares of our common stock. On April 23, 2012, our Board of Directors approved the addition of 1,000,000 shares to our previously approved share purchase program. As of

September 30, 2012, 1,126,885 shares may yet be purchased under this program. Purchases under this program during the fiscal 2012 fourth quarter occurred in July, August and September as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1 - 31, 2012	4,800	$14.98	4,800
August 1 - 31, 2012	5,800	13.38	5,800
September 1 - 30, 2012	900	16.20	900

	11,500	14.27	11,500	1,126,885

        All shares purchased during the fiscal 2012 fourth quarter except for 900 shares were retired prior to September 30, 2012.

        Under this approved share purchase program, we may purchase common stock from time to time on the open market and in individually-negotiated transactions. The amount and timing of any purchases will be dependent upon a number of factors, including the price and availability of our shares and general market conditions.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table summarizes outstanding options as of September 30, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	218,000	$12.66	—
Equity compensation plans not approved by security holders	—	—	—

Total:	218,000	12.66	—

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

	Year Ended September 30,
	2012	2011	2010	2009	2008
	(dollars in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$200,367	$188,070	$180,052	$162,346	$166,885
Cost of sales	100,413	92,877	86,199	77,137	76,106

Gross profit	99,954	95,193	93,853	85,209	90,779
Operating expenses:
Selling, general and administrative	71,425	68,230	65,666	62,195	66,973
Amortization of intangible assets	2,007	1,654	1,299	697	701
Impairment of goodwill and intangible assets(1)	850	—	—	38,494	2,875

Income (loss) from operations	25,672	25,309	26,888	(16,177)	20,230
Interest and other expense, net	1,497	1,140	550	1,104	1,270

Income (loss) before provision (benefit) for income taxes	24,175	24,169	26,338	(17,281)	18,960
Provision (benefit) for income taxes	8,408	8,451	9,955	(2,645)	7,017

Net income (loss)	$15,767	$15,718	$16,383	$(14,636)	$11,943

Net income (loss) per common share:
Basic	$1.59	$1.52	$1.57	$(1.35)	$1.09
Diluted	$1.59	$1.51	$1.56	$(1.35)	$1.07
Weighted average common shares outstanding:
Basic	9,916,603	10,322,177	10,410,526	10,841,383	10,993,505
Diluted	9,933,997	10,385,583	10,503,933	10,841,383	11,127,634
Other Financial Data:
Adjusted EBITDA(2)	$35,299	$33,361	$34,262	$28,948	$28,964
Capital expenditures (excluding acquisitions)	9,953	12,405	11,525	9,176	17,869
Cash flows provided by (used in):
Operating activities	27,162	26,340	17,870	27,781	20,337
Investing activities	(22,201)	(27,185)	(26,430)	(13,800)	(23,734)
Financing activities	(2,598)	(495)	6,448	(13,257)	4,075
Balance Sheet Data (at period end):
Cash	$4,824	$2,441	$3,740	$5,858	$5,189
Working capital	47,598	42,332	12,621	32,444	36,338
Total assets	185,918	171,665	154,947	132,576	160,879
Total debt	34,000	32,000	28,000	18,500	28,000
Stockholders' equity	131,056	119,675	107,535	94,254	112,675

(1)
During the year ended September 30, 2012, we recorded a non-cash intangible asset impairment charge of $850 ($551 after tax, or $0.06 per diluted share) related to the consolidation of certain brands. During the year ended September 30, 2009, we recorded a non-cash goodwill impairment charge of $37,519 ($27,288 after tax, or $2.52 per diluted share) related to our branded and natural food markets reporting units and we recorded a non-cash intangible asset impairment charge of

  $975 ($599 after tax, or $0.06 per diluted share) related to certain tradenames. During the year ended September 30, 2008, we recorded a non-cash goodwill impairment charge of $2,875 ($1,811 after tax, or $0.16 per diluted share) related to our domestic health food stores reporting unit.

(2)
"Adjusted EBITDA" (a non-GAAP measure) is defined as earnings before net interest and other expense, taxes, depreciation, amortization and goodwill and intangible asset impairment. Adjusted EBITDA has some inherent limitations in measuring operating performance due to the exclusion of certain financial elements such as depreciation and amortization and is not necessarily comparable to other similarly-titled captions of other companies due to potential inconsistencies in the method of calculation. Furthermore, Adjusted EBITDA is not intended to be a substitute for cash flows from operating activities, as a measure of liquidity or an alternative to net income in determining our operating performance in accordance with United States generally accepted accounting principles. Our use of an EBITDA-based metric should be considered within the following context:

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

        The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA for each period included herein:

	Year Ended September 30,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Net income (loss)	$15,767	$15,718	$16,383	$(14,636)	$11,943
Provision (benefit) for income taxes	8,408	8,451	9,955	(2,645)	7,017
Interest and other expense, net(1)	1,497	1,140	550	1,104	1,270
Depreciation and amortization	8,777	8,052	7,374	6,631	5,859
Impairment of goodwill and intangible assets(2)	850	—	—	38,494	2,875

Adjusted EBITDA	$35,299	$33,361	$34,262	$28,948	$28,964

Percentage of net sales	17.6%	17.7%	19.0%	17.8%	17.4%

(1)
Includes amortization of deferred financing fees.

(2)
During the year ended September 30, 2012, we recorded a non-cash intangible asset impairment charge of $850 ($551 after tax, or $0.06 per diluted share) related to the consolidation of certain brands. During the year ended September 30, 2009, we recorded a non-cash goodwill impairment charge of $37,519 ($27,288 after tax, or $2.52 per diluted share) related to our branded and natural food markets reporting units and we recorded a non-cash intangible asset impairment charge of $975 ($599 after tax, or $0.06 per diluted share) related to certain tradenames. During the year ended September 30, 2008, we recorded a non-cash goodwill impairment charge of $2,875 ($1,811 after tax, or $0.16 per diluted share) related to our domestic health food stores reporting unit.

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

        We manufacture and/or distribute one of the broadest branded product lines in the industry with over 7,000 SKUs, including approximately 900 SKUs sold internationally. We believe that as a result of our emphasis on innovation, quality, loyalty, education and customer service, our brands are widely recognized in health and natural food stores and among their customers.

        We were formed in 1993 to effect a consolidation strategy in the fragmented VMS Industry. Since our formation, we have completed numerous acquisitions of assets or stock. We believe that Nutraceutical is well positioned to continue to capitalize on the consolidation we believe is occurring in the VMS Industry.

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

        For fiscal 2012, we recorded a non-cash intangible asset impairment charge of $0.9 million ($0.6 million after tax, or $0.06 per diluted share) related to the consolidation of certain brands. The fiscal 2012 non-cash intangible asset impairment charge had no impact on our compliance with debt covenants, cash flows or available liquidity.

        The ongoing uncertainty in general and economic conditions may continue to impact retail and consumer demand, as well as the market price of our common stock, and could negatively impact our future operating performance, cash flow and/or stock price and could result in additional goodwill and/or intangible asset impairment charges being recorded in future periods. Also, we periodically review our brands to achieve marketing, sales and operational synergies. These reviews could result in additional brands being consolidated or discontinued and could result in additional intangible asset impairment charges being recorded in future periods. Additional goodwill and/or intangible asset impairment charges could materially impact our consolidated financial statements. There were no at-risk reporting units at September 30, 2012. The valuation of goodwill and intangible assets is subject to a high degree of judgment, uncertainty and complexity.

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

Results of Operations

        The following table sets forth certain Consolidated Statements of Operations data as a percentage of net sales for the periods indicated:

	Year Ended September 30,
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	50.1	49.4	47.9

Gross profit	49.9	50.6	52.1
Selling, general and administrative	35.6	36.3	36.5
Amortization of intangible assets	1.0	0.8	0.7
Impairment of intangible asset	0.5	—	—

Income from operations	12.8	13.5	14.9
Interest and other expense, net	0.7	0.6	0.3

Income before provision for income taxes	12.1	12.9	14.6
Provision for income taxes	4.2	4.5	5.5

Net income	7.9%	8.4%	9.1%

Comparison of Fiscal 2012 to Fiscal 2011

        Net Sales.    Net sales increased by $12.3 million, or 6.5%, to $200.4 million for fiscal 2012 from $188.1 million for fiscal 2011. Net sales of branded nutritional supplements and other natural products increased by $9.6 million, or 5.5%, to $183.4 million for fiscal 2012 compared to $173.8 million for fiscal 2011. The increase in net sales of branded nutritional supplements and other natural products was primarily related to the net sales contributions of the fiscal 2011 and fiscal 2012 acquisitions and, to a lesser extent, an increase in sales volume of branded products to certain customers. The impact on net sales of branded products attributable to price changes was not material. Other net sales increased by $2.7 million, or 19.4%, to $17.0 million for fiscal 2012 compared to $14.3 million for fiscal 2011. The increase in other net sales was primarily related to the net sales contributions of the fiscal 2012 acquisitions, partially offset by the closure of three health food stores and one natural food market during fiscal 2011 and fiscal 2012.

        Gross Profit.    Gross profit increased by $4.8 million, or 5.0%, to $100.0 million for fiscal 2012 from $95.2 million for fiscal 2011. This increase in gross profit was primarily attributable to the increase in net sales. As a percentage of net sales, gross profit decreased to 49.9% for fiscal 2012 from 50.6% for fiscal 2011. This decrease in gross profit percentage was primarily attributable to increased material costs due to vendor price increases and, to a lesser extent, changes in sales mix and increased manufacturing overhead costs related to the expansion of our liquid manufacturing operations.

        Selling, General and Administrative.    Selling, general and administrative expenses increased by $3.2 million, or 4.7%, to $71.4 million for fiscal 2012 from $68.2 million for fiscal 2011. This increase in selling, general and administrative expenses was primarily attributable to operational and transition costs related to the fiscal 2011 and fiscal 2012 acquisitions. As a percentage of net sales, selling, general and administrative expenses decreased to 35.6% for fiscal 2012 compared to 36.3% for fiscal 2011. This decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to the increase in net sales, which allowed us to better leverage our cost structure.

        Amortization of Intangible Assets.    Amortization of intangible assets was $2.0 million for fiscal 2012 and $1.7 million for fiscal 2011. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

        Impairment of Intangible Asset.    During fiscal 2012, we recorded a non-cash intangible asset impairment charge of $0.9 million ($0.6 million after tax, or $0.06 per diluted share) related to the consolidation of our food, drug and mass ("FDM") brands. The charge represented the entire carrying amount of the Alan James Group™ ("AJG") brand. Existing products under the AJG brand were combined under our primary FDM Body Gold® brand. We believe this brand consolidation provides increased efficiencies and synergies for our FDM products and customers.

        Interest and Other Expense, Net.    Net interest and other expense was $1.5 million for fiscal 2012 and $1.1 million for fiscal 2011 and primarily consisted of interest expense on indebtedness under our revolving credit facility.

        Provision for Income Taxes.    Our effective tax rate was 34.8% for fiscal 2012 and 35.0% for fiscal 2011.

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

        Amortization of Intangible Assets.    Amortization of intangible assets was $1.7 million for fiscal 2011 and $1.3 million for fiscal 2010. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

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

Selected Quarterly Financial Data; Seasonality

        The following table sets forth certain quarterly financial data for fiscal 2012 and fiscal 2011. This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements and, in our opinion, reflects all normally recurring adjustments necessary for fair presentation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal 2012				Fiscal 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands, except per share data: unaudited)
Net sales	$46,628	$53,871	$49,607	$50,261	$45,243	$49,549	$47,453	$45,825
Gross profit	23,258	26,988	24,729	24,979	23,462	25,414	23,907	22,410
Net income	3,411	4,830	3,352	4,174	3,947	4,552	3,945	3,274
Net income per common share:
Basic	$0.34	$0.49	$0.34	$0.42	$0.38	$0.44	$0.38	$0.32
Diluted	$0.34	$0.49	$0.34	$0.42	$0.38	$0.44	$0.38	$0.32

        We believe that our business is characterized by minor seasonality. However, sales to any particular customer can vary substantially from one quarter to the next based on such factors as industry trends, timing of promotional discounts, international economic conditions and acquisition-related activities. Excluding the effect of acquisitions, we have historically recorded higher branded products sales volume during the second fiscal quarter due to increased interest in health-related products among consumers following the holiday season. The fiscal 2012 acquisitions were completed during the first, second and third quarters and the fiscal 2011 acquisitions were completed during the first, second, third and fourth quarters.

Liquidity and Capital Resources

        As of September 30, 2012, we had cash of $4.8 million. Net cash provided by operating activities was $27.2 million, $26.3 million and $17.9 million for the years ended September 30, 2012, 2011 and 2010, respectively. The increase in net cash provided by operating activities in fiscal 2012 was primarily attributable to an increase in cash provided by changes in assets and liabilities, net of effects of acquisitions.

        Net cash used in investing activities was $22.2 million, $27.2 million and $26.4 million for the years ended September 30, 2012, 2011 and 2010, respectively. Our investing activities during these periods consisted of acquisitions of businesses and capital expenditures.

        During the year ended September 30, 2012, we made six acquisitions of businesses. On October 27, 2011, we acquired certain operating assets of Mia Rose Products, Inc. On November 22, 2011, we acquired certain operating assets of Collective Wellbeing, LLC. On January 16, 2012, we acquired certain operating assets of Nature's Discount, Inc. and Top Health. On January 27, 2012, we acquired certain operating assets of Your Crown and Glory, LLC. On March 2, 2012, we acquired certain operating assets of Treehouse Vitamins, LLC. On June 7, 2012, we acquired certain operating assets of Direct Access Network, Inc. The aggregate purchase price of these acquisitions was $12.2 million in cash.

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

        The fiscal 2012 and fiscal 2011 acquisitions were financed primarily using borrowings under our revolving credit facility, as well as cash provided by operating activities. These acquisitions are in keeping with our business strategy of consolidating the fragmented industry where we compete and acquiring nutritional brands with products we currently do not sell. The expected long-term sales and expense synergies of acquired businesses are generally not realized immediately following acquisition as certain transition and integration matters must be completed.

        Capital expenditures during the years ended September 30, 2012, 2011 and 2010 related primarily to buildings, building improvements related to facility consolidation efforts, distribution and manufacturing equipment and information systems.

        Net cash provided by (used in) financing activities was $(2.6) million, $(0.5) million and $6.4 million for the years ended September 30, 2012, 2011 and 2010, respectively. Our financing activities during these periods consisted primarily of borrowings and repayments under our revolving credit facility related to operating needs, payments of deferred financing fees, purchases of common stock for treasury and proceeds from the issuance of common stock.

        In October 2007, we registered a direct stock purchase plan with the Securities and Exchange Commission. The purpose of this direct stock purchase plan is to provide a convenient way for existing stockholders, as well as new investors, to purchase shares of our common stock. A total of 1,500,000 shares of our common stock were registered under the plan with 15,142 and 19,577 shares purchased during the years ended September 30, 2012 and 2011, respectively.

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

        At September 30, 2012, we had outstanding revolving credit borrowings of $34.0 million under the Restated Credit Agreement. Borrowings under the Restated Credit Agreement are collateralized by substantially all of our assets. At our election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At September 30, 2012, the applicable weighted-average interest rate for outstanding borrowings was 2.65%. We are also required to pay a quarterly fee of 0.50% on the unused balance under the Restated Credit Agreement. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The Restated Credit Agreement matures on December 15, 2015, and we are required to repay all principal and interest outstanding under the Restated Credit Agreement on such date.

        The Restated Credit Agreement contains restrictive covenants, including restrictions on incurring other indebtedness and requirements that we maintain certain financial ratios. As of September 30, 2012, we were in compliance with these restrictive covenants. Upon the occurrence of a default or an event of default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring us to repay all amounts outstanding under the Restated Credit Agreement.

        A key component of our business strategy is to seek to make additional acquisitions, which may require that we obtain additional financing, which could include the incurrence of substantial additional indebtedness. We believe that borrowings under the Restated Credit Agreement or a replacement credit facility, together with cash flows from operations, will be sufficient to make required payments under the Restated Credit Agreement or any such replacement facility, and to make anticipated capital expenditures and fund working capital needs for fiscal 2013.

        Our significant non-cancelable contractual obligations and other commitments as of September 30, 2012 were as follows:

	Payments Due By Period
Contractual Obligations and Other Commitments	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(dollars in thousands)
Debt	$34,000	$—	$—	$34,000	$—
Interest on debt(a)	3,882	1,210	2,420	252	—
Operating leases	4,920	2,910	1,705	282	23

Total	$42,802	$4,120	$4,125	$34,534	$23

(a)
Represents estimated interest obligations associated with our outstanding revolving credit facility balance of $34.0 million at September 30, 2012, assuming no principal payments are made before maturity, a weighted-average interest rate of 2.65% and an underutilization fee of 0.50%.

New Accounting Standards

        In June 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance which is included in Accounting Standards Codification ("ASC") 220, "Comprehensive Income." This guidance no longer allows comprehensive income to be presented as a component of the statement of stockholders' equity but instead requires comprehensive income to be presented either in a continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for us as of October 1, 2012 and will not have an impact on our results of operations.

        In September 2011, the FASB issued authoritative guidance which is included in ASC 350, "Intangibles—Goodwill and Other". This guidance simplifies how goodwill is tested for impairment by first allowing an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for us as of October 1, 2012 and is not expected to have a material impact on our Consolidated Financial Statements.

        In July 2012, the FASB issued further authoritative guidance which is also included in ASC 350. This guidance allows a Company to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. This guidance is effective for us as of October 1, 2012 and is not expected to have a material impact on our Consolidated Financial Statements.

        We periodically review new accounting standards that are issued. Although some of these accounting standards may be applicable to us, we have not identified any other new standards that we believe merit further discussion, and we expect that none would have a significant impact on our Consolidated Financial Statements.

Inflation

        Inflation affects the cost of raw materials, goods and services we use. In recent years, inflation has been modest. The competitive environment somewhat limits our ability to recover higher costs resulting from inflation by raising prices. We seek to mitigate the adverse effects of inflation primarily through improved productivity and cost containment programs. We do not believe that inflation has had a material impact on our results of operations for the periods presented, except with respect to increased costs in manufacturing, packaging and distribution resulting from increased fuel and other petrochemical costs, as well as payroll-related costs, insurance premiums, and other costs arising from or related to government-imposed regulations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        At our election, borrowings under the Restated Credit Agreement bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At September 30, 2012, the applicable weighted-average interest rate for borrowings was 2.65% and we had total borrowings outstanding of $34.0 million. A hypothetical 100 basis point change in interest rates would not have had a material impact on our reported net income or cash flows in fiscal 2012, 2011 or 2010.

        With respect to our international operations, we are subject to currency fluctuations; however, we do not believe that these fluctuations would have a material adverse impact on our financial position or results of operations because the majority of our net sales to foreign countries are transacted in U.S. dollars. Net sales to foreign countries not transacted in U.S. dollars included sales to customers in Norway, Sweden, the United Kingdom, the Netherlands, Japan, Barbados and St. Lucia. To date, we have not hedged any of our potential foreign currency exposures.

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

        As required by SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on this evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2012.

        Management's Report on Internal Control over Financial Reporting.    We are responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). In order to evaluate the effectiveness of internal control over financial reporting, we conducted an assessment as of September 30, 2012, based on the criteria in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

        Based on our assessment, we have concluded that, as of September 30, 2012, we did maintain effective internal controls over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the COSO. The effectiveness of our internal control over financial reporting as of September 30, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

        Remediation of Material Weakness.    As of September 30, 2011, we did not maintain effective internal controls over impairment testing for certain indefinite-lived intangible assets. Specifically, we did not have adequate controls over the periodic evaluation for impairment of certain indefinite-lived tradenames in accordance with generally accepted accounting principles because the evaluation was performed on an aggregate basis rather than on an individual tradename level. This control deficiency constituted a material weakness as of September 30, 2011. Upon making the determination that our indefinite-lived tradenames should be tested for impairment on an individual level, we implemented processes and controls during fiscal 2012 to remediate the material weakness and enhance our internal control over financial reporting, including the following:

  •
  We updated the formal documentation of our accounting policies and procedures to clarify that the indefinite-lived intangible impairment test be performed at the individual tradename level.

  •
  We performed the fiscal 2012 annual impairment test at the individual tradename level.

We determined as of September 30, 2012 that the controls discussed above were effectively designed and demonstrated effective operation which enabled us to conclude that the material weakness has been remediated.

        Changes in Internal Control over Financial Reporting.    Except for the remediation of the material weakness discussed above, there were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information required by this item with respect to our directors, our audit committee, our audit committee financial expert and procedures by which stockholders may recommend nominees to the board of directors is set forth under the heading "The Board of Directors" in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed with the SEC within 120 days of the end of our fiscal year, which information is incorporated herein by reference. Information required by this item regarding our executive officers is included in Part I of this Annual Report on Form 10-K under the heading "Business—Executive Officers." Information required by this item with respect to Section 16(a) beneficial ownership reporting compliance is set forth in the Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of November 2012.

NUTRACEUTICAL INTERNATIONAL CORPORATION
By:	/s/ FRANK W. GAY II Frank W. Gay II Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 21st day of November 2012.

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

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of Nutraceutical International Corporation and its subsidiaries at September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Salt Lake City, UT
November 21, 2012

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	September 30,
	2012	2011
Assets
Current assets:
Cash	$4,824	$2,441
Accounts receivable, net	13,590	13,671
Inventories	46,073	39,853
Prepaid expenses and other current assets	2,295	4,617
Deferred income taxes	1,486	1,487

Total current assets	68,268	62,069
Property, plant and equipment, net	75,454	72,094
Goodwill	14,752	8,853
Intangible assets, net	19,874	19,693
Deferred income taxes, net	5,953	7,175
Other non-current assets	1,617	1,781

Total assets	$185,918	$171,665

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$12,838	$11,892
Accrued expenses	7,832	7,845

Total current liabilities	20,670	19,737
Long-term debt	34,000	32,000
Other non-current liabilities	192	253

Total liabilities	54,862	51,990

Commitments and contingencies (Notes 10, 14 and 16)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; issued and outstanding—none	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 9,840,045 shares issued and 9,839,145 shares outstanding at September 30, 2012; 10,124,934 shares issued and outstanding at September 30, 2011	98	101
Additional paid-in capital	15,400	19,794
Retained earnings	115,235	99,468
Accumulated other comprehensive income	338	312
Treasury stock	(15)	—

Total stockholders' equity	131,056	119,675

Total liabilities and stockholders' equity	$185,918	$171,665

The accompanying notes are an integral part of these consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	Years ended September 30,
	2012	2011	2010
Net sales	$200,367	$188,070	$180,052
Cost of sales	100,413	92,877	86,199

Gross profit	99,954	95,193	93,853

Operating expenses:
Selling, general and administrative	71,425	68,230	65,666
Amortization of intangible assets	2,007	1,654	1,299
Impairment of intangible asset	850	—	—

	74,282	69,884	66,965

Income from operations	25,672	25,309	26,888
Interest and other expense, net	1,497	1,140	550

Income before provision for income taxes	24,175	24,169	26,338
Provision for income taxes	8,408	8,451	9,955

Net income	$15,767	$15,718	$16,383

Net income per common share:
Basic	$1.59	$1.52	$1.57
Diluted	1.59	1.51	1.56
Weighted average common shares outstanding:
Basic	9,916,603	10,322,177	10,410,526
Dilutive effect of stock options	17,394	63,406	93,407

Diluted	9,933,997	10,385,583	10,503,933

The accompanying notes are an integral part of these consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years ended September 30,
	2012	2011	2010
Cash flows from operating activities:
Net income	$15,767	$15,718	$16,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,777	8,052	7,374
Amortization of deferred financing fees	184	157	56
Impairment of intangible asset	850	—	—
Losses on disposals of property, plant and equipment	1	15	—
Deferred income taxes, net	1,223	2,893	1,988
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	328	(2,159)	2,535
Inventories	(3,396)	2,477	(9,273)
Prepaid expenses and other current assets	2,464	(1,713)	354
Other non-current assets	(100)	324	(1,025)
Accounts payable	946	1,271	(627)
Accrued expenses	(7)	(327)	50
Other non-current liabilities	125	(368)	55

Net cash provided by operating activities	27,162	26,340	17,870

Cash flows from investing activities:
Purchases of property, plant and equipment	(9,953)	(12,405)	(11,525)
Acquisitions of businesses	(12,248)	(14,780)	(14,905)

Net cash used in investing activities	(22,201)	(27,185)	(26,430)

Cash flows from financing activities:
Proceeds from debt	10,000	20,500	19,500
Payments on debt	(8,000)	(16,500)	(10,000)
Payments of deferred financing fees	—	(878)	—
Proceeds from issuances of common stock	721	775	679
Purchases of common stock for treasury	(5,563)	(4,721)	(3,995)
Tax benefit from stock option exercises	244	329	264

Net cash provided by (used in) financing activities	(2,598)	(495)	6,448

Effect of exchange rate changes on cash	20	41	(6)

Net increase (decrease) in cash	2,383	(1,299)	(2,118)
Cash at beginning of year	2,441	3,740	5,858

Cash at end of year	$4,824	$2,441	$3,740

The accompanying notes are an integral part of these consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME

(dollars in thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Retained Earnings		Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at October 1, 2009	10,580,782	$106	$26,458	$67,367	$323	$—	$94,254
Net income	—	—	—	16,383	—	—	16,383
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	—	—	—	—	(50)	—	(50)

Total comprehensive income							16,333
Issuances of common stock	98,306	1	678	—	—	—	679
Tax benefit from stock option exercises	—	—	264	—	—	—	264
Purchases of common stock for treasury	—	—	—	—	—	(3,995)	(3,995)
Retirement of common stock in treasury	(327,348)	(3)	(3,992)	—	—	3,995	—

Balance at September 30, 2010	10,351,740	104	23,408	83,750	273	—	107,535
Net income	—	—	—	15,718	—	—	15,718
Other comprehensive income:
Foreign currency translation adjustment, net of tax	—	—	—	—	39	—	39

Total comprehensive income							15,757
Issuances of common stock	108,965	1	774	—	—	—	775
Tax benefit from stock option exercises	—	—	329	—	—	—	329
Purchases of common stock for treasury	—	—	—	—	—	(4,721)	(4,721)
Retirement of common stock in treasury	(335,771)	(4)	(4,717)	—	—	4,721	—

Balance at September 30, 2011	10,124,934	101	19,794	99,468	312	—	119,675
Net income	—	—	—	15,767	—	—	15,767
Other comprehensive income:
Foreign currency translation adjustment, net of tax	—	—	—	—	26	—	26

Total comprehensive income							15,793
Issuances of common stock	131,347	1	906	—	—	—	907
Tax benefit from stock option exercises	—	—	244	—	—	—	244
Purchases of common stock for treasury	—	—	—	—	—	(5,563)	(5,563)
Retirement of common stock in treasury	(416,236)	(4)	(5,544)	—	—	5,548	—

Balance at September 30, 2012	9,840,045	$98	$15,400	$115,235	$338	$(15)	$131,056

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

        Fair Value of Financial Instruments—The Company believes that the fair values of financial instruments, including cash, accounts receivable, accounts payable and debt, approximated their respective book values at September 30, 2012 and 2011. The book values of cash, accounts receivable and accounts payable approximated their fair values based on their short-term nature. Estimated fair values for debt have been determined based on borrowing rates currently available to the Company for bank loans with similar terms and maturities and are classified as Level 2 (significant observable inputs other than quoted prices) in the Financial Accounting Standards Board's ("FASB") fair value hierarchy.

        Cash—The majority of the Company's cash was held by one bank at September 30, 2012. As a result of this concentration, the Company's cash balances frequently exceed federally insured limits. The Company does not believe it is subject to any other unusual risks as a result of this concentration other than those normally associated with commercial banking relationships.

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

        Goodwill and Intangible Assets—The excess of purchase price over fair value of assets acquired in purchase transactions was classified as goodwill. Intangible assets with finite useful lives are amortized while intangible assets with indefinite useful lives are not amortized. Amortizable intangible assets are reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill and indefinite-lived intangible assets are tested annually for impairment and are tested for impairment between annual tests if an event occurs that would cause the Company to believe that value is impaired. The appropriateness of the indefinite-life classification of non-amortizable intangible assets is also reviewed as part of the annual testing or when circumstances warrant a change to a finite life. The Company performs its annual impairment testing as of September 30 each year, which is the last day of the Company's fiscal year.

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

        Deferred Financing Fees—The Company deferred certain debt issuance costs, including bank, legal, accounting and other fees, related to the establishment and subsequent amendment and restatement of a credit agreement (Note 9). These costs are being amortized using the straight-line method, which approximates the effective interest rate method, based on the terms of the credit agreement.

        Foreign Currency Translation—The functional currency of each of the Company's foreign subsidiaries and branches is the local currency. All assets and liabilities of foreign subsidiaries and branches were translated into U.S. Dollars at fiscal year-end exchange rates. Income and expense items were translated at exchange rates prevailing during the year. The resulting translation adjustments, net of income taxes, were recorded in accumulated other comprehensive income, which is a component of stockholders' equity.

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

        Shipping and Handling Costs—The Company incurred shipping and handling costs related to third party freight charges, as well as internal warehousing and order fulfillment costs. These costs were classified as selling, general and administrative expenses and totaled $13,658, $11,563, and $10,502 for the years ended September 30, 2012, 2011 and 2010, respectively.

        Research and Development—The Company expensed research and development costs as incurred. For the years ended September 30, 2012, 2011 and 2010, the Company incurred $3,625, $3,935 and $3,938, respectively, in research and development expenditures.

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

        New Accounting Standards—In June 2011, the FASB issued authoritative guidance which is included in Accounting Standards Codification ("ASC") 220, "Comprehensive Income." This guidance no longer allows comprehensive income to be presented as a component of the statement of stockholders' equity but instead requires comprehensive income to be presented either in a continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for the Company as of October 1, 2012 and will not have an impact on the Company's results of operations.

        In September 2011, the FASB issued authoritative guidance which is included in ASC 350, "Intangibles—Goodwill and Other". This guidance simplifies how goodwill is tested for impairment by first allowing an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for the Company as of October 1, 2012 and is not expected to have a material impact on the Company's Consolidated Financial Statements.

        In July 2012, the FASB issued further authoritative guidance which is also included in ASC 350. This guidance allows a Company to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. This guidance is effective for the Company as of October 1, 2012 and is not expected to have a material impact on the Company's Consolidated Financial Statements.

        The Company periodically reviews new accounting standards that are issued. Although some of these accounting standards may be applicable to the Company, the Company has not identified any other new standards that it believes merit further discussion, and the Company expects that none would have a significant impact on its Consolidated Financial Statements.

3. Acquisitions

        During the year ended September 30, 2012, the Company made six acquisitions of businesses. On October 27, 2011, the Company acquired certain operating assets of Mia Rose Products, Inc. On November 22, 2011, the Company acquired certain operating assets of Collective Wellbeing, LLC. On January 16, 2012, the Company acquired certain operating assets of Nature's Discount, Inc. and Top Health. On January 27, 2012, the Company acquired certain operating assets of Your Crown and

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

3. Acquisitions (Continued)

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

        These acquisitions are in keeping with the Company's business strategy of consolidating the fragmented industry where it competes. These acquisitions were accounted for using the acquisition method of accounting. Accordingly, the aggregate purchase price was assigned to the assets acquired based on their fair values at the respective dates of acquisition. The excess of aggregate purchase price over the fair values of the assets acquired was classified as goodwill (Note 7). The goodwill relates to expected synergies from these acquisitions. The Consolidated Statements of Operations and Consolidated Statements of Cash Flows presented herein include the activities of these acquired businesses from their respective dates of acquisition. The following reflects the final allocation of the aggregate purchase prices for the fiscal 2012 and fiscal 2011 acquisitions to the aggregate assets acquired:

	Fiscal 2012 Acquisitions	Fiscal 2011 Acquisitions
Aggregate assets acquired:
Current assets	$3,213	$3,080
Property, plant and equipment	178	4,369
Goodwill	5,899	3,515
Intangible assets	2,958	3,816

	$12,248	$14,780

        The fiscal 2012 and fiscal 2011 acquired intangible assets included trademarks and tradenames totaling $0 and $449, respectively, which have indefinite lives and are not subject to amortization for financial statement purposes, as well as intangible assets totaling $2,958 and $3,367, respectively, related to trademarks, tradenames, customer relationships and non-compete agreements, which are being amortized over a period of two to fifteen years for financial statement purposes. Acquired intangible assets of $2,958 related to the fiscal 2012 acquisitions and $3,816 related to the fiscal 2011 acquisitions are expected to be deductible for tax purposes over fifteen years. Goodwill, which is not subject to amortization for financial statement purposes, of $5,899 related to the fiscal 2012 acquisitions and $3,515 related to the fiscal 2011 acquisitions is expected to be deductible for tax purposes over fifteen years.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

4. Accounts Receivable

        Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	September 30,
	2012	2011
Accounts receivable	$15,478	$15,736
Less allowances	(1,888)	(2,065)

	$13,590	$13,671

5. Inventories

        Inventories were comprised of the following:

	September 30,
	2012	2011
Raw materials	$16,394	$16,001
Work-in-process	5,152	5,626
Finished goods	24,527	18,226

	$46,073	$39,853

6. Property, Plant and Equipment

        Property, plant and equipment, net of accumulated depreciation and amortization, were comprised of the following:

		September 30,
	Estimated Useful Life in Years
		2012	2011
Land	—	$8,354	$7,854
Buildings	30	66,329	63,484
Leasehold improvements	1 - 7	2,739	2,512
Furniture, fixtures and equipment	3 - 10	53,868	47,943

		131,290	121,793
Less accumulated depreciation and amortization		(55,836)	(49,699)

		$75,454	$72,094

        At September 30, 2012 and 2011, the Company had no equipment under capital leases. Substantially all property, plant and equipment of the Company collateralized its debt obligations (Note 9).

        Depreciation and amortization of property, plant and equipment totaled $6,770, $6,398 and $6,075 for the years ended September 30, 2012, 2011 and 2010, respectively.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

7. Goodwill and Intangible Assets

        Goodwill and indefinite-lived intangible assets are tested annually for impairment and are tested for impairment between annual tests if an event occurs that would cause the Company to believe that value is impaired. The Company performs its annual impairment testing as of September 30 each year, which is the last day of the Company's fiscal year. Amortizable intangible assets are reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. There were no at-risk reporting units at September 30, 2012.

        The changes in the carrying amount of goodwill for the years ended September 30, 2011 and 2012 were as follows:

Goodwill
Balance as of October 1, 2010
Goodwill	$45,732
Accumulated impairment losses	(40,394)

5,338
Goodwill attributable to fiscal 2011 acquisitions	3,515

Balance as of September 30, 2011
Goodwill	49,247
Accumulated impairment losses	(40,394)

8,853
Goodwill attributable to fiscal 2012 acquisitions	5,899

Balance as of September 30, 2012
Goodwill	55,146
Accumulated impairment losses	(40,394)

$14,752

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

7. Goodwill and Intangible Assets (Continued)

        The carrying amounts of intangible assets at September 30, 2012 and 2011 were as follows:

	September 30, 2012			September 30, 2011
							Weighted- Average Amortization Period (Years)
	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount
Intangible assets subject to amortization:
Trademarks/trade names/patents	$2,674	$(778)	$1,896	$1,812	$(550)	$1,262	12
Customer relationships/distribution rights/non-compete agreements	12,239	(5,519)	6,720	10,037	(3,716)	6,321	6
Developed software and technology	772	(772)	—	772	(759)	13	5

	15,685	(7,069)	8,616	12,621	(5,025)	7,596
Intangible assets not subject to amortization:
Trademarks/trade names/licenses	11,258	—	11,258	12,097	—	12,097

	$26,943	$(7,069)	$19,874	$24,718	$(5,025)	$19,693

(1)
Amounts include the impact of foreign currency translation adjustments.

        Aggregate amortization expense related to intangible assets subject to amortization totaled $2,007, $1,654 and $1,299 for the years ended September 30, 2012, 2011 and 2010, respectively.

        Estimated amortization expense related to intangible assets subject to amortization is as follows:

Year Ending September 30,	Estimated Amortization Expense
2013	$2,122
2014	1,832
2015	1,650
2016	1,026
2017	681
Thereafter	1,305

$8,616

        During the year ended September 30, 2012, the Company recorded a non-cash intangible asset impairment charge of $850 ($551 after tax, or $0.06 per diluted share) related to the consolidation of its food, drug and mass market ("FDM") brands. The charge represented the entire carrying amount of the Alan James Group™ ("AJG") brand. Existing products under the AJG brand were combined under the Company's primary FDM Body Gold® brand. The Company believes this brand consolidation provides increased efficiencies and synergies for its FDM products and customers.

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

8. Accrued Expenses

        Accrued expenses were comprised of the following:

	September 30,
	2012	2011
Employee payroll, taxes, benefits and performance incentives	$5,180	$5,045
Other accrued expenses	2,652	2,800

	$7,832	$7,845

9. Debt

        Debt was comprised of the following:

	September 30,
	2012	2011
Long-term debt—revolving credit facility	$34,000	$32,000

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

        At September 30, 2012, the Company had outstanding revolving credit borrowings of $34,000 under the Restated Credit Agreement. Borrowings under the Restated Credit Agreement are collateralized by substantially all assets of the Company. At the Company's election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

9. Debt (Continued)

September 30, 2012, the applicable weighted-average interest rate for outstanding borrowings was 2.65%. The Company is also required to pay a quarterly fee of 0.50% on the unused balance under the Restated Credit Agreement. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The Restated Credit Agreement matures on December 15, 2015, and the Company is required to repay all principal and interest outstanding under the Restated Credit Agreement on such date.

        The Restated Credit Agreement contains restrictive covenants, including restrictions on incurring other indebtedness and requirements that the Company maintain certain financial ratios. As of September 30, 2012, the Company was in compliance with the restrictive covenants. Upon the occurrence of a default or an event of default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring the Company to repay all amounts outstanding under the Restated Credit Agreement.

10. Lease Commitments and Obligations

        The Company leases retail, office, storage and warehouse space under non-cancelable operating leases, the last of which expires during fiscal 2018; however, the Company has negotiated extension options in many cases. These operating leases require the Company to pay all taxes, insurance and maintenance.

        The following summarizes future minimum lease payments required under the Company's significant non-cancelable operating leases:

Year Ending September 30,	Minimum Lease Payments
2013	$2,910
2014	1,208
2015	497
2016	185
2017	97
Thereafter	23

$4,920

        Total rent expense incurred by the Company under significant non-cancelable operating leases was $2,219, $2,796 and $3,337 for the years ended September 30, 2012, 2011 and 2010, respectively.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

11. Income Taxes

        The provision for income taxes was comprised of the following:

	Years Ended September 30,
	2012	2011	2010
Current:
Federal	$6,296	$4,911	$7,008
State	893	747	1,078
Deferred:
Federal	1,034	2,395	1,603
State	185	398	266

	$8,408	$8,451	$9,955

        A summary of the composition of net deferred income tax assets and liabilities was as follows:

	September 30,
	2012	2011
Current Deferred Income Tax Assets
Accounts receivable reserves	$541	$616
Inventory reserves	477	493
Accrued liabilities	468	378

	$1,486	$1,487

Non-Current Deferred Income Tax Assets and Liabilities, net
Goodwill and other intangible assets	$5,803	$6,775
Property, plant and equipment	(39)	210
Other non-current liabilities	189	190

	$5,953	$7,175

        The differences between income taxes at the statutory federal income tax rate and income taxes reported in the Consolidated Statements of Operations were as follows:

	Years Ended September 30,
	2012	2011	2010
Federal tax at statutory rate	$8,454	$8,459	$9,218
State taxes, net of federal benefit	701	745	874
Non-deductible expenses	119	153	155
Manufacturing benefit	(560)	(547)	(351)
Other	(306)	(359)	59

	$8,408	$8,451	$9,955

        As of September 30, 2012, the Company's liability related to unrecognized tax benefits was $57 of which $51 would impact the Company's effective tax rate if recognized. The liability related to unrecognized tax benefits was recorded as a component of other non-current liabilities in the

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

11. Income Taxes (Continued)

Company's Consolidated Balance Sheets. Interest related to unrecognized tax benefits is recorded as a component of interest and other expense in the Company's Consolidated Statements of Operations. For the years ended September 30, 2012 and 2011, the Company recorded a net benefit of $0 and $3, respectively, for interest related to unrecognized tax benefits. At September 30, 2012, the Company had $5 in accrued interest related to unrecognized tax benefits. As of September 30, 2011, the Company's liability related to unrecognized tax benefits was $107. The Company does not anticipate any significant changes in unrecognized tax benefits during the next twelve months.

        During fiscal 2011 and fiscal 2012, the aggregate changes in the balance of unrecognized tax benefits were as follows:

Unrecognized Tax Benefits
Balance as of October 1, 2010	$128
Reductions due to lapsed statute of limitations	(21)

Balance as of September 30, 2011	107
Reductions due to lapsed statute of limitations	(50)

Balance as of September 30, 2012	$57

        The Company files income tax returns in the United States federal jurisdiction, various U.S. state jurisdictions and certain foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for fiscal years before 2009. The Company is no longer subject to examination in any U.S. state jurisdiction or foreign jurisdiction for fiscal years prior to 2007.

12. Capital Stock

        Description of Capital Stock—At September 30, 2012 and 2011, the Company had two authorized classes of stock: Common Stock and Preferred Stock, each with a par value of $0.01 per share. At September 30, 2012 and 2011, 5,000,000 shares of Preferred Stock were authorized with no shares issued or outstanding.

        Stock Option Plans—During the year ended September 30, 1998, the Company's Board of Directors adopted the 1998 Stock Incentive Plan. This plan provided for granting options to purchase Common Stock to executives, employees and consultants of the Company and its subsidiaries. Grants under this plan vested over a period of two to four years and expire no later than the tenth anniversary of the date of grant. In aggregate, 1,050,000 shares of Common Stock were reserved for issuance under this plan. As of September 30, 2012, options to purchase 198,000 shares of Common Stock were issued, outstanding and exercisable under this plan.

        During the year ended September 30, 1998, the Company's Board of Directors adopted the 1998 Non-Employee Director Stock Option Plan. This plan provided for granting options to purchase Common Stock to non-employee directors of the Company. Grants under this plan vested over a period of three years and expire no later than the tenth anniversary of the date of grant. In aggregate, 150,000 shares of Common Stock were reserved for issuance under this plan. As of September 30, 2012,

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

12. Capital Stock (Continued)

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

        As of September 30, 2012, options to purchase an aggregate 218,000 shares of Common Stock were issued, outstanding and exercisable. The following table sets forth option activity under the 1998 Stock Incentive Plan and the 1998 Non-Employee Director Stock Option Plan for the years ended September 30, 2010, 2011 and 2012:

	Number of Options	Average Price Per Share	Aggregate Option Price
Outstanding at October 1, 2009	457,917	$8.85	$4,054
Exercised	(66,229)	4.20	(278)

Outstanding at September 30, 2010	391,688	9.64	3,776
Exercised	(89,388)	5.59	(500)

Outstanding at September 30, 2011	302,300	10.84	3,276
Exercised	(84,300)	6.12	(516)

Outstanding at September 30, 2012	218,000	12.66	$2,760

        Options granted were issued at exercise prices that represented the quoted market price of Common Stock at the respective grant dates. For the years ended September 30, 2012, 2011 and 2010, options to purchase 26,250, 13,125 and 71,325 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of these stock options were greater than the average share price of the Company's common stock and, therefore, the effect would have been antidilutive.

        The following table sets forth data related to exercise prices and lives for all issued, outstanding and exercisable options as of September 30, 2012, which include grants made under the 1998 Stock Incentive Plan and the 1998 Non-Employee Director Stock Option Plan:

	September 30, 2012
	Options Outstanding		Options Exercisable
Range of Exercise Prices	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
$11.53 - $14.22
(Avg. life: 1.6 years)	218,000	$12.66	218,000	$12.66

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

12. Capital Stock (Continued)

        At September 30, 2012, the aggregate intrinsic value of stock options outstanding and exercisable was $675. The intrinsic value is the amount by which the market value of the underlying common stock exceeds the exercise price of the respective stock option.

        During the years ended September 30, 2012, 2011 and 2010, the Company received proceeds of $516, $500 and $278, respectively, related to the exercise of stock options and optionees realized aggregate pre-tax gains of $590, $854 and $683, respectively, from these stock option exercises.

        Share Purchase Program—Prior to fiscal 2012, the Company's Board of Directors approved a share purchase program authorizing the Company to buy up to 3,500,000 shares of Common Stock of the Company. On April 23, 2012, the Company's Board of Directors approved the addition of 1,000,000 shares to the Company's previously approved share purchase program. During fiscal 2012, the Company purchased 417,136 shares at an aggregate price of $5,563. During fiscal 2011, the Company purchased 335,771 shares at an aggregate price of $4,721. During fiscal 2010, the Company purchased 327,348 shares at an aggregate price of $3,995. All shares of Common Stock held in treasury were retired prior to September 30 in the respective fiscal year of purchase except at September 30, 2012 the Company held 900 shares of Common Stock in treasury. As of September 30, 2012, the Company was permitted to purchase up to 1,126,885 additional shares under its approved share purchase program. The shares available for repurchase at September 30, 2012 have no expiration date. The Company accounts for treasury shares using the cost method.

        Direct Stock Purchase Plan—In October 2007, the Company registered a direct stock purchase plan with the Securities and Exchange Commission. The purpose of this direct stock purchase plan is to provide a convenient way for existing stockholders, as well as new investors, to purchase shares of the Company's Common Stock. A total of 1,500,000 shares of the Company's Common Stock were registered under the plan with 15,142 and 19,577 shares purchased for the years ended September 30, 2012 and 2011, respectively.

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

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

13. Segments (Continued)

        Net sales attributed to customers in the United States and foreign countries for the years ended September 30, 2012, 2011 and 2010 were as follows:

	Year Ended September 30,
	2012	2011	2010
United States	$177,093	$167,434	$160,017
Foreign countries	23,274	20,636	20,035

	$200,367	$188,070	$180,052

        Certain net sales attributed to customers in the United States are sold to customers who in turn may sell such products to customers in foreign countries while certain net sales attributed to customers in foreign countries are sold to customers who in turn may sell such products to customers in the United States.

        The Company's net sales by product group for the years ended September 30, 2012, 2011 and 2010 were as follows:

	Year Ended September 30,
	2012	2011	2010
Branded nutritional supplements and other natural products	$183,347	$173,815	$164,615
Other(1)	17,020	14,255	15,437

	$200,367	$188,070	$180,052

(1)
Nets sales for any other product or group of similar products are less than 10% of consolidated net sales.

14. Employee Benefit Plans

        401(k) Plan—The Company has a 401(k) defined contribution profit sharing plan that covers substantially all employees. Under the plan, employees may contribute up to 75% of their compensation subject to certain exceptions and limitations. In addition, employees who meet certain age requirements may contribute additional amounts permitted by law under the plan. The Company makes matching contributions to the plan up to the first 4% of employee contributions and is permitted to make discretionary contributions under the plan. The amounts contributed to the plan by the Company were $867, $842 and $800 for the years ended September 30, 2012, 2011 and 2010, respectively.

15. Supplemental Disclosure of Cash Flow Items

        Cash paid by the Company for interest was $1,182, $816 and $430 for the years ended September 30, 2012, 2011 and 2010, respectively. Cash paid by the Company for taxes was $4,928, $7,041 and $7,575 for the years ended September 30, 2012, 2011 and 2010, respectively.

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

        Although management believes that the Company is in material compliance with the statutes, laws, rules and regulations of every jurisdiction in which it operates, from time to time one or more government agencies have asserted or may assert that some particular aspect or facility is not in compliance with a specific provision or law. No assurance can be given that the Company's compliance with applicable statutes, laws, rules and regulations will not be challenged by governing authorities or private parties or that the Company's response to any such challenge will be successful or that such challenges will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

        The Company, like any other retailer, distributor or manufacturer of products that are designed to be ingested, also faces inherent risk of exposure to product liability claims in the event that the use of its products results in injury. With respect to product liability claims, the Company has liability insurance; however, liability policies contain deductibles and exclusions (such as those related to specific ingredients or types of claims) and there can be no assurance that such insurance will be adequate to cover all potential liabilities. In the event that the Company does not have adequate insurance (or any insurance) or contractual indemnification from parties supplying raw materials or marketing its products, product liability related to defective products could have a material adverse effect on the Company.

        The Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the losses related to individual regulatory and legal matters in which the Company is presently involved are not probable and no estimate can be made of the range of potential gains or losses. While incapable of estimation, in the opinion of management, the individual regulatory and legal matters in which it is involved are not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows. However, the aggregate liability of the Company arising from regulatory and legal proceedings related to these matters could have a material effect on the Company's financial position, results of operations or cash flows.

NUTRACEUTICAL INTERNATIONAL CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(dollars in thousands)
September 30, 2012
Deducted from related asset account:
Allowance for sales returns	$894	$4,467	$—	$4,490	$871
Allowance for doubtful accounts	1,171	—	—	154	1,017
September 30, 2011
Deducted from related asset account:
Allowance for sales returns	966	4,286	—	4,358	894
Allowance for doubtful accounts	1,135	45	—	9	1,171
September 30, 2010
Deducted from related asset account:
Allowance for sales returns	817	4,144	—	3,995	966
Allowance for doubtful accounts	1,362	85	—	312	1,135

EXHIBIT INDEX

Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation of Nutraceutical(1)
3.2	Form of By-laws of Nutraceutical(1)
4.1	Form of certificate representing Common Stock(1)
4.2	Amended and Restated Registration Agreement dated as of January 31, 1995 among Nutraceutical and certain of its stockholders(1)
10.1	Form of Indemnification Agreement(1)
10.2	1998 Stock Incentive Plan(1)
10.3	1998 Non-Employee Director Stock Option Plan(1)
10.4	Form of Agreement for Stock Options granted under the 1998 Stock Incentive Plan and 1998 Non-Employee Director Stock Option Plan(2)
10.5	First Amendment to Credit Agreement dated as of September 7, 2006 among Nutraceutical and its lenders(3)
10.6	Amended and Restated Credit Agreement dated as of December 17, 2010 among Nutraceutical and its lenders(4)
11.1	Computation of earnings per share
The information required by Exhibit 11.1 is set forth on page F-4 of this Form 10-K.
21.1	Subsidiaries of Nutraceutical(5)
23.1	Consent of PricewaterhouseCoopers LLP(5)
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(5)
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(5)
101.INS	XBRL Instance Document(6)
101.SCH	XBRL Taxonomy Extension Schema Document(6)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(6)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(6)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document(6)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(6)

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