Form 10-Q
period 2012-12-31
NUTRACEUTICAL INTERNATIONAL CORP
filed 2013-01-31
CIK 1050007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Quarterly Period Ended December 31, 2012

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

YES ☐    NO ☒

        At January 30, 2013, the registrant had 9,737,508 shares of common stock outstanding.

NUTRACEUTICAL INTERNATIONAL CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	December 31, 2012	September 30, 2012(1)
ASSETS
Current assets
Cash	$4,748	$4,824
Accounts receivable, net	12,510	13,590
Inventories	45,246	46,073
Prepaid expenses and other current assets	1,888	2,295
Deferred income taxes	1,486	1,486

Total current assets	65,878	68,268
Property, plant and equipment, net	75,850	75,454
Goodwill	14,752	14,752
Intangible assets, net	19,328	19,874
Other non-current assets	1,563	1,617
Deferred income taxes, net	5,690	5,953

Total assets	$183,061	$185,918

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$12,271	$12,838
Accrued expenses	6,740	7,832

Total current liabilities	19,011	20,670
Long-term debt	40,000	34,000
Other non-current liabilities	212	192

Total liabilities	59,223	54,862

Stockholders' equity
Common stock	98	98
Additional paid-in capital	14,485	15,400
Retained earnings	108,944	115,235
Accumulated other comprehensive income	343	338
Treasury stock	(32)	(15)

Total stockholders' equity	123,838	131,056

Total liabilities and stockholders' equity	$183,061	$185,918

(1)
The condensed consolidated balance sheet as of September 30, 2012 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended December 31,
	2012	2011
Net sales	$49,744	$46,628
Cost of sales	25,603	23,370

Gross profit	24,141	23,258
Operating expenses
Selling, general and administrative	17,764	17,140
Amortization of intangible assets	572	474

Income from operations	5,805	5,644
Interest and other expense, net	311	359

Income before provision for income taxes	5,494	5,285
Provision for income taxes	2,000	1,874

Net income	$3,494	$3,411
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	5	(51)

Comprehensive income	$3,499	$3,360

Net income per common share
Basic	$0.36	$0.34
Diluted	0.36	0.34
Weighted average common shares outstanding
Basic	9,791,277	10,045,224
Dilutive effect of stock options	27,150	14,883

Diluted	9,818,427	10,060,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Three months ended December 31,
	2012	2011
Cash flows from operating activities:
Net income	$3,494	$3,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,402	2,085
Amortization of deferred financing fees	46	46
Losses on disposals of property, plant and equipment	—	1
Tax benefit from stock option exercises	(35)	(194)
Deferred income taxes	263	314
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	1,080	1,523
Inventories	827	266
Prepaid expenses and other current assets	407	1,723
Other non-current assets	(18)	7
Accounts payable	(567)	728
Accrued expenses	(1,072)	(2,371)
Other non-current liabilities	20	51

Net cash provided by operating activities	6,847	7,590

Cash flows from investing activities:
Acquisitions of businesses	—	(1,134)
Purchases of property, plant and equipment	(2,226)	(1,810)

Net cash used in investing activities	(2,226)	(2,944)

Cash flows from financing activities:
Proceeds from debt	8,500	500
Payments on debt	(2,500)	(1,000)
Proceeds from issuances of common stock	276	219
Purchases of common stock for treasury	(1,243)	(2,174)
Dividends paid on common stock	(9,785)	—
Tax benefit from stock option exercises	35	194

Net cash used in financing activities	(4,717)	(2,261)

Effect of exchange rate changes on cash	20	(34)

Net increase (decrease) in cash	(76)	2,351
Cash at beginning of period	4,824	2,441

Cash at end of period	$4,748	$4,792

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

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring adjustments, to state fairly the consolidated financial position of the Company as of December 31, 2012, the results of its operations and cash flows for the three months ended December 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America for interim financial information applied on a consistent basis. Results for the three months ended December 31, 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

        Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Accordingly, these financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 30, 2012, which was filed with the Securities and Exchange Commission on November 21, 2012.

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

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

1. BASIS OF PRESENTATION (Continued)

New Accounting Standards

        In June 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance which is included in Accounting Standards Codification ("ASC") 220, "Comprehensive Income." This guidance no longer allows comprehensive income to be presented as a component of the statement of stockholders' equity but instead requires comprehensive income to be presented either in a continuous statement of comprehensive income or in two separate but consecutive statements. This guidance was effective for the Company as of October 1, 2012 and did not have an impact on the Company's consolidated results of operations.

        In September 2011, the FASB issued authoritative guidance which is included in ASC 350, "Intangibles—Goodwill and Other." This guidance simplifies how goodwill is tested for impairment by first allowing an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance was effective for the Company as of October 1, 2012 and did not have a material impact on the Company's consolidated financial statements.

        In July 2012, the FASB issued further authoritative guidance which is also included in ASC 350. This guidance allows a Company to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. This guidance was effective for the Company as of October 1, 2012 and did not have a material impact on the Company's consolidated financial statements.

        The Company reviews new accounting standards as they are issued. Although some of these accounting standards may be applicable to the Company, the Company has not identified any other new standards that the Company believes merit further discussion, and the Company expects that none would have a significant impact on the Company's consolidated financial statements.

2. ACCOUNTS RECEIVABLE

        Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	December 31, 2012	September 30, 2012
Accounts receivable	$14,370	$15,478
Less allowances	(1,860)	(1,888)

	$12,510	$13,590

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

3. INVENTORIES

        Inventories were comprised of the following:

	December 31, 2012	September 30, 2012
Raw materials	$16,419	$16,394
Work-in-process	5,318	5,152
Finished goods	23,509	24,527

	$45,246	$46,073

4. GOODWILL AND INTANGIBLE ASSETS

        The carrying amounts of intangible assets at December 31, 2012 and September 30, 2012 were as follows:

	December 31, 2012			September 30, 2012
	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Weighted- Average Amortization Period (Years)
Intangible assets subject to amortization:
Trademarks/tradenames/patents	$2,677	$(845)	$1,832	$2,674	$(778)	$1,896	13
Customer relationships/distribution rights/non-compete agreements	12,304	(6,084)	6,220	12,239	(5,519)	6,720	6
Developed software and technology	772	(772)	—	772	(772)	—	5

	15,753	(7,701)	8,052	15,685	(7,069)	8,616
Intangible assets not subject to amortization:
Trademarks/tradenames/licenses	11,276	—	11,276	11,258	—	11,258

	$27,029	$(7,701)	$19,328	$26,943	$(7,069)	$19,874

(1)
Amounts include the impact of foreign currency translation adjustments.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

4. GOODWILL AND INTANGIBLE ASSETS (Continued)

        Estimated future amortization expense related to the December 31, 2012 net carrying amount of $8,052 for intangible assets subject to amortization is as follows:

Year Ending September 30,	Estimated Amortization Expense
2013(1)	$1,556
2014	1,832
2015	1,651
2016	1,026
2017	682
Thereafter	1,305

$8,052

(1)
Estimated amortization expense for the year ending September 30, 2013 includes only amortization to be recorded after December 31, 2012.

        The ongoing uncertainty in general and economic conditions may continue to impact retail and consumer demand, as well as the market price of the Company's common stock, and could negatively impact the Company's future operating performance, cash flow and/or stock price and could result in goodwill and/or intangible asset impairment charges being recorded in future periods. Also, the Company periodically reviews its brands to achieve marketing, sales and operational synergies. These reviews could result in brands being consolidated or discontinued and could result in intangible asset impairment charges being recorded in future periods. Goodwill and/or intangible asset impairment charges could materially impact the Company's consolidated financial statements. The valuation of goodwill and intangible assets is subject to a high degree of judgment, uncertainty and complexity.

5. DEBT

        Debt was comprised of the following:

	December 31, 2012	September 30, 2012
Long-term debt—revolving credit facility	$40,000	$34,000

        The Company's debt is stated at book value which approximated its fair value at December 31, 2012 and September 30, 2012. Estimated fair values for debt have been determined based on borrowing rates currently available to the Company for bank loans with similar terms and maturities and are classified as Level 2 (significant observable inputs other than quoted prices) in the FASB's fair value hierarchy.

        On December 17, 2010, the Company amended and restated its revolving credit facility (the "Restated Credit Agreement"). The Restated Credit Agreement extends the term of the credit facility to December 2015, resets the available credit borrowings to $90,000 with no automatic reductions and

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

5. DEBT (Continued)

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

        At December 31, 2012, the Company had outstanding revolving credit borrowings of $40,000 under the Restated Credit Agreement. Borrowings under the Restated Credit Agreement are collateralized by substantially all assets of the Company. At the Company's election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At December 31, 2012, the applicable weighted-average interest rate for outstanding borrowings was 2.31%. The Company is also required to pay a quarterly fee of 0.50% on the unused balance under the Restated Credit Agreement. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The Restated Credit Agreement matures on December 15, 2015, and the Company is required to repay all principal and interest outstanding under the Restated Credit Agreement on such date.

        The Restated Credit Agreement contains restrictive covenants, including limitations on incurring other indebtedness and requirements that the Company maintain certain financial ratios. As of December 31, 2012, the Company was in compliance with the restrictive covenants. Upon the occurrence of a default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring the Company to repay all amounts outstanding under the Restated Credit Agreement.

6. SHARE PURCHASES

        During the three months ended December 31, 2012 and 2011, the Company purchased 78,403 and 167,616 shares of common stock for an aggregate price of $1,243 and $2,174, respectively. All shares of common stock held in treasury were retired prior to December 31 in the respective quarter of purchase except at December 31, 2012 and 2011 the Company held 2,000 and 17,616 shares of common stock in treasury, respectively. As of December 31, 2012, the Company was permitted to purchase up to 1,048,482 additional shares under its approved purchase plan. The Company accounts for treasury shares using the cost method.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

7. STOCK OPTIONS

        The following table summarizes stock option activity during the three months ended December 31, 2012:

	Number of Options	Weighted-Average Exercise Price
Options outstanding and exercisable at September 30, 2012	218,000	$12.66
Exercised	(21,370)	12.32

Options outstanding and exercisable at December 31, 2012	196,630	12.70

        No options to purchase shares of common stock for the three months ended December 31, 2012 were excluded from the computation of diluted earnings per share because the exercise prices of all stock options were less than the average share price of the Company's common stock. Options to purchase 52,500 shares of common stock for the three months ended December 31, 2011 were excluded from the computation of diluted earnings per share because the exercise prices of these stock options were greater than the average share price of the Company's common stock and, therefore, the effect would have been antidilutive.

        During the three months ended December 31, 2012, the Company received proceeds of $263 related to the exercise of stock options. During this same period, the Company recorded a tax benefit of $35 and optionees realized an aggregate pre-tax gain of $91 from these stock option exercises. During the three months ended December 31, 2011, the Company received proceeds of $204 related to the exercise of stock options. During this same period, the Company recorded a tax benefit of $194 and optionees realized an aggregate pre-tax gain of $504 from these stock option exercises.

8. DIVIDENDS

        In December 2012, the Company's board of directors declared a special cash dividend of $1.00 per share for all shares of common stock. This special cash dividend totaled $9,785 and was paid on December 28, 2012 to stockholders of record on December 21, 2012.

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

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

9. SEGMENTS (Continued)

        Net sales attributed to customers in the United States and foreign countries for the three months ended December 31, 2012 and 2011 were as follows:

	Three months ended December 31,
	2012	2011
United States	$43,381	$41,427
Foreign countries	6,363	5,201

	$49,744	$46,628

        Certain net sales attributed to customers in the United States are sold to customers who in turn may sell such products to customers in foreign countries while certain net sales attributed to customers in foreign countries are sold to customers who in turn may sell such products to customers in the United States.

        The Company's net sales by product group for the three months ended December 31, 2012 and 2011 were as follows:

	Three months ended December 31,
	2012	2011
Branded nutritional supplements and other natural products	$45,004	$43,535
Other(1)	4,740	3,093

	$49,744	$46,628

(1)
Net sales for any other product or group of similar products are less than 10% of consolidated net sales.

10. SUBSEQUENT EVENT

        On January 28, 2013, stockholders approved the Nutraceutical International Corporation 2013 Long-Term Equity Incentive Plan (the "2013 Plan") and the reservation of 800,000 shares of the Company's common stock for issuance under the 2013 Plan. Equity awards available under the 2013 Plan include stock options, stock appreciation rights and restricted stock awards. The 2013 Plan provides a means through which the Company may attract and retain key personnel, including non-executive directors, and provide a means for directors, officers, employees, consultants and advisors to acquire and maintain an equity interest in the Company. The 2013 Plan will be administered by the Compensation Committee of the Board of Directors of the Company, which has the authority to determine the terms of the awards, determine the number of shares of the Company's common stock to be covered by the awards and make such other determinations as necessary in administering the 2013 Plan. The 2013 Plan will terminate on the tenth anniversary of its effective date.

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

        Goodwill and Intangible Assets—Goodwill and intangible assets require estimates and a high degree of judgment in determining the initial recognition and measurement of goodwill and intangible assets, including factors and assumptions used in determining fair values and useful lives. The excess of purchase price over fair value of assets acquired in purchase transactions was classified as goodwill. Intangible assets with finite useful lives are amortized, while intangible assets with indefinite useful lives are not amortized. Amortizable intangible assets are reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill and indefinite-lived intangible assets are tested annually for impairment and are tested for impairment between annual tests if an event occurs that would cause us to believe that value is impaired. The appropriateness of the indefinite-life classification of non-amortizable intangible assets is also reviewed as part of the annual testing or when circumstances warrant a change to a finite life. We perform our annual impairment testing as of September 30 each year, which is the last day of our fiscal year.

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

        The ongoing uncertainty in general and economic conditions may continue to impact retail and consumer demand, as well as the market price of our common stock, and could negatively impact our future operating performance, cash flow and/or stock price and could result in goodwill and/or intangible asset impairment charges being recorded in future periods. Also, we periodically review our brands to achieve marketing, sales and operational synergies. These reviews could result in brands being consolidated or discontinued and could result in intangible asset impairment charges being recorded in future periods. Goodwill and/or intangible asset impairment charges could materially impact our consolidated financial statements. The valuation of goodwill and intangible assets is subject to a high degree of judgment, uncertainty and complexity.

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

Results of Operations

        The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended December 31,
	2012	2011
Net sales	100.0%	100.0%
Cost of sales	51.5%	50.1%

Gross profit	48.5%	49.9%
Selling, general and administrative	35.7%	36.8%
Amortization of intangible assets	1.1%	1.0%

Income from operations	11.7%	12.1%
Interest and other expense, net	0.7%	0.8%

Income before provision for income taxes	11.0%	11.3%
Provision for income taxes	4.0%	4.0%

Net income	7.0%	7.3%

EBITDA(1)	16.5%	16.6%

(1)
See "—EBITDA."

Comparison of the Three Months Ended December 31, 2012 to the Three Months Ended December 31, 2011

        Net Sales.    Net sales increased by $3.1 million, or 6.7%, to $49.7 million for the three months ended December 31, 2012 ("first quarter of fiscal 2013") from $46.6 million for the three months ended December 31, 2011 ("first quarter of fiscal 2012"). Net sales of branded nutritional supplements and other natural products increased by $1.5 million, or 3.4%, to $45.0 million for the first quarter of fiscal 2013 compared to $43.5 million for the first quarter of fiscal 2012. The increase in net sales of branded nutritional supplements and other natural products was primarily related to the net sales contributions of the fiscal 2012 acquisitions and, to a lesser extent, an increase in sales volume of branded products to certain customers. The impact on net sales of branded products attributable to price changes was not material. Other net sales increased $1.6 million, or 53.2%, to $4.7 million for the first quarter of fiscal 2013 from $3.1 million for the first quarter of fiscal 2012. The increase in other net sales was primarily related to the net sales contributions of the fiscal 2012 acquisitions.

        Gross Profit.    Gross profit was $24.1 million for the first quarter of fiscal 2013 and $23.3 million for the first quarter of fiscal 2012. As a percentage of net sales, gross profit was 48.5% for the first quarter of fiscal 2013 and 49.9% for the first quarter of fiscal 2012. This decrease in gross profit percentage was primarily attributable to increased material costs due to vendor price increases and, to a lesser extent, changes in sales mix.

        Selling, General and Administrative.    Selling, general and administrative expenses increased by $0.7 million, or 3.6%, to $17.8 million for the first quarter of fiscal 2013 from $17.1 million for the first quarter of fiscal 2012. This increase in selling, general and administrative expenses was primarily attributable to operational and transition costs related to the fiscal 2012 acquisitions. As a percentage of net sales, selling, general and administrative expenses were 35.7% for the first quarter of fiscal 2013 and 36.8% for the first quarter of fiscal 2012. This decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to the increase in net sales, which allowed us to better leverage our cost structure.

        Amortization of Intangible Assets.    Amortization of intangible assets was $0.6 million for the first quarter of fiscal 2013 and $0.5 million for the first quarter of fiscal 2012. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

        Interest and Other Expense, Net.    Net interest and other expense was $0.3 million for the first quarter of fiscal 2013 and $0.4 million for the first quarter of fiscal 2012 and primarily consisted of interest expense on indebtedness under our revolving credit facility.

        Provision for Income Taxes.    Our effective tax rate was 36.4% for the first quarter of fiscal 2013 and 35.5% for the first quarter of fiscal 2012. In each period, our effective tax rate was higher than the federal statutory rate primarily due to state taxes.

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

        The following table sets forth a reconciliation of net income to EBITDA for each period included herein:

	Three Months Ended December 31,
	2012	2011
	(dollars in thousands)
Net income	$3,494	$3,411
Provision for income taxes	2,000	1,874
Interest and other expense, net(1)	311	359
Depreciation and amortization	2,402	2,085

EBITDA	$8,207	$7,729

(1)
Includes amortization of deferred financing fees.

        Our EBITDA was $8.2 million for the first quarter of fiscal 2013 and $7.7 million for the first quarter of fiscal 2012. EBITDA as a percentage of net sales was 16.5% for the first quarter of fiscal 2013 and 16.6% for the first quarter of fiscal 2012.

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

Liquidity and Capital Resources

        We had working capital of $46.9 million as of December 31, 2012 compared to $47.6 million as of September 30, 2012. The decrease in working capital was primarily the result of decreases in accounts receivable and inventories partially offset by decreases in accounts payable and accrued expenses.

        Net cash provided by operating activities for the three months ended December 31, 2012 was $6.8 million compared to $7.6 million for the comparable period in fiscal 2012. This decrease in net cash provided by operating activities for the three months ended December 31, 2012 was primarily attributable to changes in operating assets and liabilities.

        Net cash used in investing activities was $2.2 million for the three months ended December 31, 2012 compared to $2.9 million for the comparable period in fiscal 2012. Our investing activities during these periods consisted of acquisitions of businesses and capital expenditures. The capital expenditures primarily related to buildings, building improvements related to facility consolidation efforts, distribution and manufacturing equipment and information systems.

        During the three months ended December 31, 2012, we made no acquisitions of businesses. During the three months ended December 31, 2011, we acquired two businesses for $1.1 million in cash. On October 27, 2011, we acquired certain operating assets of Mia Rose Products, Inc. On November 22, 2011, we acquired certain operating assets of Collective Wellbeing, LLC.

        Net cash used in financing activities was $4.7 million for the three months ended December 31, 2012 compared to $2.3 million for the comparable period in fiscal 2012. During these periods, financing activities primarily related to borrowings and repayments under our revolving credit facility, purchases of common stock for treasury, dividends paid on common stock and proceeds from the issuance of common stock related to stock option exercises and the direct stock purchase plan.

        In October 2007, we registered a direct stock purchase plan with the Securities and Exchange Commission. The purpose of this direct stock purchase plan is to provide a convenient way for existing stockholders, as well as new investors, to purchase shares of our common stock. A total of 1,500,000 shares of our common stock were registered under the plan with 750 shares purchased during the three months ended December 31, 2012. As of December 31, 2012, there were 1,396,432 shares of common stock available for purchase.

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

        At December 31, 2012, we had outstanding revolving credit borrowings of $40.0 million under the Restated Credit Agreement. Borrowings under the Restated Credit Agreement are collateralized by substantially all of our assets. At our election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At December 31, 2012, the applicable weighted-average interest rate for outstanding borrowings was 2.31%. We are also required to pay a quarterly fee of 0.50% on the unused balance under the Restated Credit Agreement. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The Restated Credit Agreement matures on December 15, 2015, and we are required to repay all principal and interest outstanding under the Restated Credit Agreement on such date.

        The Restated Credit Agreement contains restrictive covenants, including limitations on incurring certain other indebtedness and requirements that we maintain certain financial ratios. As of December 31, 2012, we were in compliance with the restrictive covenants. Upon the occurrence of a default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring us to repay all amounts outstanding under the Restated Credit Agreement.

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

Contractual Obligations and Other Commitments

        Our significant non-cancelable contractual obligations and other commitments as of December 31, 2012 were as follows:

	Payments Due By Period
Contractual Obligations and Other Commitments	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(dollars in thousands)
Revolving credit facility	$40,000	$—	$40,000	$—	$—
Interest on revolving credit facility(a)	3,561	1,205	2,356	—	—
Operating leases	4,912	3,065	1,564	283	—

Total	$48,473	$4,270	$43,920	$283	$—

(a)
Represents estimated interest obligations associated with our outstanding revolving credit facility balance of $40.0 million at December 31, 2012, assuming no principal payments are made before maturity, a weighted-average interest rate of 2.31% and an underutilization fee rate of 0.50%.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        At our election, borrowings under the Restated Credit Agreement bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At December 31, 2012, the applicable weighted-average interest rate for borrowings was 2.31% and we had total borrowings outstanding of $40.0 million. A hypothetical 100 basis point change in interest rates would not have had a material impact on our reported net income or cash flows for the three months ended December 31, 2012 and 2011.

        With respect to our international operations, we are subject to currency fluctuations; however, we do not believe that these fluctuations would have a material adverse impact on our financial position because the majority of our net sales to foreign countries are transacted in U.S. dollars. Net sales to foreign countries not transacted in U.S. dollars include sales to customers in Norway, Sweden, the United Kingdom, the Netherlands, Japan, Barbados and St. Lucia. To date, we have not hedged any of our potential foreign currency exposures.

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

        As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on the foregoing, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2012.

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

        We are involved in various legal matters arising in the normal course of business. In our opinion, the losses related to individual regulatory and legal matters in which we are presently involved are not probable and no estimate can be made of the range of potential gains or losses. While incapable of estimation, in the opinion of management, the individual regulatory and legal matters in which we are involved are not expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, our aggregate liability arising from regulatory and legal proceedings related to these matters could have a material effect on our financial position, results of operations or cash flows.

Item 1A.    Risk Factors

        There have been no material changes in our risk factors from those disclosed in our 2012 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        We did not sell any unregistered equity securities during the quarterly period ended December 31, 2012.

        Prior to fiscal 2013, our Board of Directors approved a share purchase program authorizing us to buy up to 4,500,000 shares of our common stock. As of December 31, 2012, there were 1,048,482 shares available for purchase under this program. The shares available for purchase under this program have no expiration date. Purchases under this program during the three months ended December 31, 2012 occurred in October, November and December as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1 - 31, 2012	40,803	$15.75	40,803
November 1 - 30, 2012	30,600	15.86	30,600
December 1 - 31, 2012	7,000	16.50	7,000

	78,403	15.86	78,403	1,048,482

Item 6.    Exhibits

10.1	Nutraceutical International Corporation 2013 Long-Term Equity Incentive Plan(1)
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document(2)
101.SCH	XBRL Taxonomy Extension Schema Document(2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(2)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(2)

(1)
Filed as an exhibit to our Form 8-K filed on January 31, 2013 and incorporated herein by reference.

(2)
XBRL information will be considered to be furnished, not filed, for the first two years of a company's submission of XBRL information.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEUTICAL INTERNATIONAL CORPORATION (Registrant)
Date: January 31, 2013	By:	/s/ CORY J. MCQUEEN Cory J. McQueen Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)