Form 10-Q
period 2013-03-31
NUTRACEUTICAL INTERNATIONAL CORP
filed 2013-04-25
CIK 1050007

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Quarterly Period Ended March 31, 2013

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

YES ☐    NO ☒

        At April 24, 2013, the registrant had 9,710,065 shares of common stock outstanding.

NUTRACEUTICAL INTERNATIONAL CORPORATION

INDEX

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	March 31, 2013	September 30, 2012(1)
ASSETS
Current assets
Cash	$5,501	$4,824
Accounts receivable, net	15,410	13,590
Inventories	42,421	46,073
Prepaid expenses and other current assets	1,740	2,295
Deferred income taxes	1,504	1,486

Total current assets	66,576	68,268
Property, plant and equipment, net	75,646	75,454
Goodwill	14,752	14,752
Intangible assets, net	18,752	19,874
Other non-current assets	1,512	1,617
Deferred income taxes, net	5,368	5,953

Total assets	$182,606	$185,918

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$12,332	$12,838
Accrued expenses	6,616	7,832

Total current liabilities	18,948	20,670
Long-term debt	35,000	34,000
Other non-current liabilities	163	192

Total liabilities	54,111	54,862

Stockholders' equity
Common stock	97	98
Additional paid-in capital	13,737	15,400
Retained earnings	114,480	115,235
Accumulated other comprehensive income	181	338
Treasury stock	—	(15)

Total stockholders' equity	128,495	131,056

Total liabilities and stockholders' equity	$182,606	$185,918

(1)
The condensed consolidated balance sheet as of September 30, 2012 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Net sales	$56,583	$53,871	$106,327	$100,499
Cost of sales	28,433	26,883	54,036	50,253

Gross profit	28,150	26,988	52,291	50,246
Operating expenses
Selling, general and administrative	18,664	18,656	36,428	35,796
Amortization of intangible assets	573	471	1,145	945

Income from operations	8,913	7,861	14,718	13,505
Interest and other expense, net	377	377	688	736

Income before provision for income taxes	8,536	7,484	14,030	12,769
Provision for income taxes	3,000	2,654	5,000	4,528

Net income	$5,536	$4,830	$9,030	$8,241
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	(162)	96	(157)	45

Comprehensive income	$5,374	$4,926	$8,873	$8,286

Net income per common share
Basic	$0.57	$0.49	$0.92	$0.82
Diluted	0.57	0.49	0.92	0.82
Weighted average common shares outstanding
Basic	9,741,866	9,938,593	9,766,843	9,992,200
Dilutive effect of stock options	30,671	8,419	28,911	11,651

Diluted	9,772,537	9,947,012	9,795,754	10,003,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Six months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$9,030	$8,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,839	4,208
Amortization of deferred financing fees	92	92
Losses on disposals of property, plant and equipment	1	—
Tax benefit from stock option exercises	(43)	(195)
Deferred income taxes	567	787
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(1,820)	(335)
Inventories	3,652	558
Prepaid expenses and other current assets	555	2,449
Other non-current assets	(10)	(57)
Accounts payable	(506)	2,380
Accrued expenses	(1,264)	(979)
Other non-current liabilities	(29)	102

Net cash provided by operating activities	15,064	17,251

Cash flows from investing activities:
Acquisitions of businesses	—	(6,490)
Purchases of property, plant and equipment	(3,887)	(4,746)

Net cash used in investing activities	(3,887)	(11,236)

Cash flows from financing activities:
Proceeds from debt	10,000	4,000
Payments on debt	(9,000)	(4,000)
Proceeds from issuances of common stock	464	342
Purchases of common stock for treasury	(2,156)	(3,761)
Dividends paid on common stock	(9,785)	—
Tax benefit from stock option exercises	43	195

Net cash used in financing activities	(10,434)	(3,224)

Effect of exchange rate changes on cash	(66)	10

Net increase in cash	677	2,801
Cash at beginning of period	4,824	2,441

Cash at end of period	$5,501	$5,242

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

        The Company manufactures and sells nutritional supplements and other natural products under numerous brands including Solaray®, KAL®, Nature's Life®, LifeTime®, Natural Balance®, bioAllers®, Herbs for Kids®, NaturalCare®, Health from the Sun®, Life-flo®, Organix South®, Pioneer® and Monarch Nutraceuticals™.

        The Company owns neighborhood natural food markets, which operate under the trade names The Real Food Company™, Thom's Natural Foods™ and Cornucopia Community Market™. The Company also owns health food stores, which operate under the trade names Fresh Vitamins™, Granola's™, Nature's Discount® and Warehouse Vitamins™.

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring adjustments, to state fairly the consolidated financial position of the Company as of March 31, 2013, the results of its operations for the three and six months ended March 31, 2013 and 2012 and its cash flows for the six months ended March 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America for interim financial information applied on a consistent basis. Results for the three and six months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full fiscal year.

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

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

1. BASIS OF PRESENTATION (Continued)

New Accounting Standards

        In June 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance, which is included in Accounting Standards Codification ("ASC") 220, "Comprehensive Income." This guidance no longer allows comprehensive income to be presented as a component of the statement of stockholders' equity but instead requires comprehensive income to be presented either in a continuous statement of comprehensive income or in two separate but consecutive statements. This guidance was effective for the Company as of October 1, 2012 and did not have an impact on the Company's consolidated results of operations.

        In September 2011, the FASB issued authoritative guidance, which is included in ASC 350, "Intangibles—Goodwill and Other." This guidance simplifies how goodwill is tested for impairment by first allowing an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance was effective for the Company as of October 1, 2012 and did not have a material impact on the Company's consolidated financial statements.

        In July 2012, the FASB issued further authoritative guidance, which is also included in ASC 350. This guidance allows a Company to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. This guidance was effective for the Company as of October 1, 2012 and did not have a material impact on the Company's consolidated financial statements.

        The Company reviews new accounting standards as they are issued. Although some of these accounting standards may be applicable to the Company, the Company has not identified any other new standards that the Company believes merit further discussion, and the Company expects that none would have a significant impact on the Company's consolidated financial statements.

2. ACCOUNTS RECEIVABLE

        Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	March 31, 2013	September 30, 2012
Accounts receivable	$17,245	$15,478
Less allowances	(1,835)	(1,888)

	$15,410	$13,590

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

3. INVENTORIES

        Inventories were comprised of the following:

	March 31, 2013	September 30, 2012
Raw materials	$16,186	$16,394
Work-in-process	4,615	5,152
Finished goods	21,620	24,527

	$42,421	$46,073

4. GOODWILL AND INTANGIBLE ASSETS

        The carrying amounts of intangible assets at March 31, 2013 and September 30, 2012 were as follows:

	March 31, 2013			September 30, 2012
							Weighted- Average Amortization Period (Years)
	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount
Intangible assets subject to amortization:
Trademarks/tradenames/patents	$2,706	$(913)	$1,793	$2,674	$(778)	$1,896	13
Customer relationships/distribution rights/ non-compete agreements	12,200	(6,488)	5,712	12,239	(5,519)	6,720	6
Developed software and technology	772	(772)	—	772	(772)	—	5

	15,678	(8,173)	7,505	15,685	(7,069)	8,616
Intangible assets not subject to amortization:
Trademarks/tradenames/licenses	11,247	—	11,247	11,258	—	11,258

	$26,925	$(8,173)	$18,752	$26,943	$(7,069)	$19,874

(1)
Amounts include the impact of foreign currency translation adjustments.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

4. GOODWILL AND INTANGIBLE ASSETS (Continued)

        Estimated future amortization expense related to the March 31, 2013 net carrying amount of $7,505 for intangible assets subject to amortization is as follows:

Year Ending September 30,	Estimated Amortization Expense
2013(1)	$984
2014	1,838
2015	1,656
2016	1,032
2017	687
Thereafter	1,308

$7,505

(1)
Estimated amortization expense for the year ending September 30, 2013 includes only amortization to be recorded after March 31, 2013.

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

5. DEBT

        Debt was comprised of the following:

	March 31, 2013	September 30, 2012
Long-term debt—revolving credit facility	$35,000	$34,000

        The Company's debt is stated at book value which approximated its fair value at March 31, 2013 and September 30, 2012. Estimated fair values for debt have been determined based on borrowing rates currently available to the Company for bank loans with similar terms and maturities and are classified as Level 2 (significant observable inputs other than quoted prices) in the FASB's fair value hierarchy.

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

        At March 31, 2013, the Company had outstanding revolving credit borrowings of $35,000 under the Restated Credit Agreement. Borrowings under the Restated Credit Agreement are collateralized by substantially all assets of the Company. At the Company's election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At March 31, 2013, the applicable weighted-average interest rate for outstanding borrowings was 2.54%. The Company is also required to pay a quarterly fee of 0.50% on the unused balance under the Restated Credit Agreement. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The Restated Credit Agreement matures on December 15, 2015, and the Company is required to repay all principal and interest outstanding under the Restated Credit Agreement on such date.

        The Restated Credit Agreement contains restrictive covenants, including limitations on incurring other indebtedness and requirements that the Company maintain certain financial ratios. As of March 31, 2013, the Company was in compliance with the restrictive covenants. Upon the occurrence of a default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring the Company to repay all amounts outstanding under the Restated Credit Agreement.

6. SHARE PURCHASES

        During the three and six months ended March 31, 2013, the Company purchased 53,600 and 132,003 shares of common stock for an aggregate price of $913 and $2,156, respectively. During the three and six months ended March 31, 2012, the Company purchased 128,547 and 296,163 shares of common stock for an aggregate price of $1,587 and $3,761, respectively. All shares of common stock held in treasury were retired prior to March 31 of the respective fiscal year except at March 31, 2012 the Company held 10,112 shares of common stock in treasury. As of March 31, 2013, the Company was permitted to purchase up to 994,882 additional shares under its approved purchase plan. The Company accounts for treasury shares using the cost method.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

7. STOCK OPTIONS

        The following table summarizes stock option activity during the six months ended March 31, 2013:

	Number of Options	Weighted-Average Exercise Price
Options outstanding and exercisable at September 30, 2012	218,000	$12.66
Exercised	(25,370)	12.32

Options outstanding and exercisable at March 31, 2013	192,630	12.71

        No options to purchase shares of common stock for the three and six months ended March 31, 2013 were excluded from the computation of diluted earnings per share because the exercise prices of all stock options were less than the average share price of the Company's common stock. Options to purchase 52,500 shares of common stock for both the three and six months ended March 31, 2012 were excluded from the computation of diluted earnings per share because the exercise prices of these stock options were greater than the average share price of the Company's common stock and, therefore, the effect would have been antidilutive.

        During the six months ended March 31, 2013, the Company received proceeds of $313 related to the exercise of stock options. During this same period, the Company recorded a tax benefit of $43 and optionees realized an aggregate pre-tax gain of $109 from these stock option exercises. During the six months ended March 31, 2012, the Company received proceeds of $216 related to the exercise of stock options. During this same period, the Company recorded a tax benefit of $195 and optionees realized an aggregate pre-tax gain of $506 from these stock option exercises.

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

        Net sales attributed to customers in the United States and foreign countries for the three and six months ended March 31, 2013 and 2012 were as follows:

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
United States	$48,743	$47,207	$92,124	$88,634
Foreign countries	7,840	6,664	14,203	11,865

	$56,583	$53,871	$106,327	$100,499

        Certain net sales attributed to customers in the United States are sold to customers who in turn may sell such products to customers in foreign countries while certain net sales attributed to customers in foreign countries are sold to customers who in turn may sell such products to customers in the United States.

        The Company's net sales by product group for the three and six months ended March 31, 2013 and 2012 were as follows:

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Branded nutritional supplements and other natural products	$51,516	$49,591	$96,520	$93,125
Other(1)	5,067	4,280	9,807	7,374

	$56,583	$53,871	$106,327	$100,499

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

        We manufacture and sell nutritional supplements and other natural products under numerous brands including Solaray®, KAL®, Nature's Life®, LifeTime®, Natural Balance®, bioAllers®, Herbs for Kids®, NaturalCare®, Health from the Sun®, Life-flo®, Organix South®, Pioneer® and Monarch Nutraceuticals™.

        We own neighborhood natural food markets, which operate under the trade names The Real Food Company™, Thom's Natural Foods™ and Cornucopia Community Market™. We also own health food stores, which operate under the trade names Fresh Vitamins™, Granola's™, Nature's Discount® and Warehouse Vitamins™.

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

New Accounting Standards

        See Note 1 to the Condensed Consolidated Financial Statements for information regarding new accounting standards.

Results of Operations

        The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	50.2%	49.9%	50.8%	50.0%

Gross profit	49.8%	50.1%	49.2%	50.0%
Selling, general and administrative	33.0%	34.6%	34.3%	35.6%
Amortization of intangible assets	1.0%	0.9%	1.1%	0.9%

Income from operations	15.8%	14.6%	13.8%	13.5%
Interest and other expense, net	0.7%	0.7%	0.6%	0.8%

Income before provision for income taxes	15.1%	13.9%	13.2%	12.7%
Provision for income taxes	5.3%	4.9%	4.7%	4.5%

Net income	9.8%	9.0%	8.5%	8.2%

EBITDA(1)	20.1%	18.5%	18.4%	17.6%

(1)
See "—EBITDA."

Comparison of the Three Months Ended March 31, 2013 to the Three Months Ended March 31, 2012

        Net Sales.    Net sales increased by $2.7 million, or 5.0%, to $56.6 million for the three months ended March 31, 2013 ("second quarter of fiscal 2013") from $53.9 million for the three months ended March 31, 2012 ("second quarter of fiscal 2012"). Net sales of branded nutritional supplements and other natural products increased by $1.9 million, or 3.9%, to $51.5 million for the second quarter of fiscal 2013 compared to $49.6 million for the second quarter of fiscal 2012. The increase in net sales of branded nutritional supplements and other natural products was primarily related to price changes of approximately $1.3 million and the net sales contributions of the fiscal 2012 acquisitions. Other net sales increased $0.8 million, or 18.4%, to $5.1 million for the second quarter of fiscal 2013 from $4.3 million for the second quarter of fiscal 2012. The increase in other net sales was primarily related to the net sales contributions of the fiscal 2012 acquisitions.

        Gross Profit.    Gross profit increased by $1.2 million, or 4.3%, to $28.2 million for the second quarter of fiscal 2013 from $27.0 million for the second quarter of fiscal 2012. This increase in gross profit was primarily related to the increase in net sales. As a percentage of net sales, gross profit was 49.8% for the second quarter of fiscal 2013 and 50.1% for the second quarter of fiscal 2012.

        Selling, General and Administrative.    Selling, general and administrative expenses were $18.7 million for both the second quarter of fiscal 2013 and the second quarter of fiscal 2012. As a percentage of net sales, selling, general and administrative expenses decreased to 33.0% for the second quarter of fiscal 2013 compared to 34.6% for the second quarter of fiscal 2012. This decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to the increase in net sales, which allowed us to better leverage our cost structure.

        Amortization of Intangible Assets.    Amortization of intangible assets was $0.6 million for the second quarter of fiscal 2013 and $0.5 million for the second quarter of fiscal 2012. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

        Interest and Other Expense, Net.    Net interest and other expense was $0.4 million for both the second quarter of fiscal 2013 and the second quarter of fiscal 2012 and consisted primarily of interest expense on indebtedness under our revolving credit facility.

        Provision for Income Taxes.    Our effective tax rate was 35.1% for the second quarter of fiscal 2013 and 35.5% for the second quarter of fiscal 2012. In each period, our effective tax rate was higher than the federal statutory rate primarily due to state taxes.

Comparison of the Six Months Ended March 31, 2013 to the Six Months Ended March 31, 2012

        Net Sales.    Net sales increased by $5.8 million, or 5.8%, to $106.3 million for the six months ended March 31, 2013 from $100.5 million for the six months ended March 31, 2012. Net sales of branded nutritional supplements and other natural products increased by $3.4 million, or 3.6%, to $96.5 million for the six months ended March 31, 2013 compared to $93.1 million for the six months ended March 31, 2012. The increase in net sales of branded nutritional supplements and other natural products was primarily related to the net sales contributions of the fiscal 2012 acquisitions, price changes of approximately $1.1 million and an increase in sales volume of branded products to certain customers. Other net sales increased $2.4 million, or 33.0%, to $9.8 million for the six months ended March 31, 2013 compared to $7.4 million for the six months ended March 31, 2012. The increase in other net sales was primarily related to the net sales contributions of the fiscal 2012 acquisitions.

        Gross Profit.    Gross profit increased $2.1 million, or 4.1%, to $52.3 million for the six months ended March 31, 2013 from $50.2 million for the six months ended March 31, 2012. The increase in gross profit was primarily attributable to the increase in net sales. As a percentage of net sales, gross profit decreased to 49.2% for the six months ended March 31, 2013 from 50.0% for the six months ended March 31, 2012. This decrease in gross profit percentage was primarily attributable to increased material costs due to vendor price increases and, to a lesser extent, changes in sales mix.

        Selling, General and Administrative.    Selling, general and administrative expenses increased by $0.6 million, or 1.8%, to $36.4 million for the six months ended March 31, 2013 from $35.8 million for the six months ended March 31, 2012. This increase in selling, general and administrative expenses was primarily attributable to operational and transition costs related to the fiscal 2012 acquisitions. As a percentage of net sales, selling, general and administrative expenses decreased to 34.3% for the six months ended March 31, 2013 compared to 35.6% for the six months ended March 31, 2012. This decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to the increase in net sales, which allowed us to better leverage our cost structure.

        Amortization of Intangible Assets.    Amortization of intangibles was $1.1 million for the six months ended March 31, 2013 and $0.9 million for the six months ended March 31, 2012. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

        Interest and Other Expense, Net.    Net interest and other expense was $0.7 million for both the six months ended March 31, 2013 and the six months ended March 31, 2012 and primarily consisted of interest expense on indebtedness under our revolving credit facility.

        Provision for Income Taxes.    Our effective tax rate was 35.6% for the six months ended March 31, 2013 and 35.5% for the six months ended March 31, 2012. In each period, our effective tax rate was higher than the federal statutory rate primarily due to state taxes.

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

        The following table sets forth a reconciliation of net income to EBITDA for each period included herein:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(dollars in thousands)
Net income	$5,536	$4,830	$9,030	$8,241
Provision for income taxes	3,000	2,654	5,000	4,528
Interest and other expense, net(1)	377	377	688	736
Depreciation and amortization	2,437	2,123	4,839	4,208

EBITDA	$11,350	$9,984	$19,557	$17,713

(1)
Includes amortization of deferred financing fees.

        Our EBITDA increased to $11.4 million for the second quarter of fiscal 2013 from $10.0 million for the second quarter of fiscal 2012. EBITDA as a percentage of net sales increased to 20.1% for the second quarter of fiscal 2013 from 18.5% for the second quarter of fiscal 2012.

        Our EBITDA increased to $19.6 million for the six months ended March 31, 2013 from $17.7 million for the six months ended March 31, 2012. EBITDA as a percentage of net sales increased to 18.4% for the six months ended March 31, 2013 from 17.6% for the six months ended March 31, 2012.

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

Liquidity and Capital Resources

        We had working capital of $47.6 million both as of March 31, 2013 and as of September 30, 2012.

        Net cash provided by operating activities for the six months ended March 31, 2013 was $15.1 million compared to $17.3 million for the comparable period in fiscal 2012. This decrease in net cash provided by operating activities for the six months ended March 31, 2013 was primarily attributable to changes in operating assets and liabilities.

        Net cash used in investing activities was $3.9 million for the six months ended March 31, 2013 compared to $11.2 million for the comparable period in fiscal 2012. Our investing activities consisted of acquisitions of businesses and capital expenditures. The capital expenditures primarily related to buildings, building improvements related to facility consolidation efforts, distribution and manufacturing equipment and information systems.

        We made no acquisitions of businesses during the six months ended March 31, 2013. During the six months ended March 31, 2012, we acquired five businesses for $6.5 million in cash. On October 27,

2011, we acquired certain operating assets of Mia Rose Products, Inc. On November 22, 2011, we acquired certain operating assets of Collective Wellbeing, LLC. On January 16, 2012, we acquired certain operating assets of Nature's Discount, Inc. and Top Health. On January 27, 2012, we acquired certain operating assets of Your Crown and Glory, LLC. On March 2, 2012, we acquired certain operating assets of Treehouse Vitamins, LLC.

        Net cash used in financing activities was $10.4 million for the six months ended March 31, 2013 compared to $3.2 million for the comparable period in fiscal 2012. During these periods, financing activities primarily related to borrowings and repayments under our revolving credit facility, purchases of common stock for treasury and proceeds from the issuance of common stock related to stock option exercises and the direct stock purchase plan. Also, in December 2012, our board of directors declared a special cash dividend of $1.00 per share for all shares of common stock. This special cash dividend totaled $9.8 million and was paid on December 28, 2012 to stockholders of record on December 21, 2012.

        In October 2007, we registered a direct stock purchase plan with the Securities and Exchange Commission. The purpose of this direct stock purchase plan is to provide a convenient way for existing stockholders, as well as new investors, to purchase shares of our common stock. A total of 1,500,000 shares of our common stock were registered under the plan with 8,880 shares purchased during the six months ended March 31, 2013. As of March 31, 2013, there were 1,388,302 shares of common stock available for purchase.

        On December 17, 2010, we amended and restated our revolving credit facility (the "Restated Credit Agreement"). The Restated Credit Agreement extends the term of the credit facility to December 2015, resets the available credit borrowings to $90.0 million with no automatic reductions and provides an accordion feature which can increase the available credit borrowings to $120.0 million subject to approval by the lenders and compliance with certain covenants and conditions. The lenders under the Restated Credit Agreement are Rabobank International and Wells Fargo. To date, we have not experienced any difficulties in accessing the available funds under the Restated Credit Agreement. Deferred financing fees of $0.9 million related to the Restated Credit Agreement are being amortized over the term of the Restated Credit Agreement.

        At March 31, 2013, we had outstanding revolving credit borrowings of $35.0 million under the Restated Credit Agreement. Borrowings under the Restated Credit Agreement are collateralized by substantially all of our assets. At our election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At March 31, 2013, the applicable weighted-average interest rate for outstanding borrowings was 2.54%. We are also required to pay a quarterly fee of 0.50% on the unused balance under the Restated Credit Agreement. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The Restated Credit Agreement matures on December 15, 2015, and we are required to repay all principal and interest outstanding under the Restated Credit Agreement on such date.

        The Restated Credit Agreement contains restrictive covenants, including limitations on incurring certain other indebtedness and requirements that we maintain certain financial ratios. As of March 31, 2013, we were in compliance with the restrictive covenants. Upon the occurrence of a default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring us to repay all amounts outstanding under the Restated Credit Agreement.

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

Contractual Obligations and Other Commitments

        Our significant non-cancelable contractual obligations and other commitments as of March 31, 2013 were as follows:

	Payments Due By Period
Contractual Obligations and Other Commitments	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(dollars in thousands)
Revolving credit facility	$35,000	$—	$35,000	$—	$—
Interest on revolving credit facility(a)	3,232	1,193	2,039	—	—
Operating leases	4,673	3,111	1,347	215	—

Total	$42,905	$4,304	$38,386	$215	$—

(a)
Represents estimated interest obligations associated with our outstanding revolving credit facility balance of $35.0 million at March 31, 2013, assuming no principal payments are made before maturity, a weighted-average interest rate of 2.54% and an underutilization fee rate of 0.50%.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        At our election, borrowings under the Restated Credit Agreement bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At March 31, 2013, the applicable weighted-average interest rate for borrowings was 2.54% and we had total borrowings outstanding of $35.0 million. A hypothetical 100 basis point change in interest rates would not have had a material impact on our reported net income or cash flows for the six months ended March 31, 2013 and 2012.

        With respect to our international operations, we are subject to currency fluctuations; however, we do not believe that these fluctuations would have a material adverse impact on our financial position because the majority of our net sales to foreign countries are transacted in U.S. dollars. Net sales to foreign countries not transacted in U.S. dollars include sales to customers in Norway, Sweden, the United Kingdom, the Netherlands, Japan, Barbados, St. Lucia and Dominica. To date, we have not hedged any of our potential foreign currency exposures.

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

        As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on the foregoing, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2013.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        We did not sell any unregistered equity securities during the quarterly period ended March 31, 2013.

        Prior to fiscal 2013, our Board of Directors approved a share purchase program authorizing us to buy up to 4,500,000 shares of our common stock. As of March 31, 2013, there were 994,882 shares available for purchase under this program. The shares available for purchase under this program have no expiration date. Purchases under this program during the three months ended March 31, 2013 occurred in January and February as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1 - 31, 2013	47,600	$16.95	47,600
February 1 - 28, 2013	6,000	17.54	6,000

	53,600	17.02	53,600	994,882

Item 6.    Exhibits

10.1	Nutraceutical International Corporation 2013 Long-Term Equity Incentive Plan(1)
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document(2)
101.SCH	XBRL Taxonomy Extension Schema Document(2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(2)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document(2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(2)

(1)
File as an exhibit to our Form 8-K filed on January 31, 2013 and incorporated herein by reference.

(2)
XBRL information will be considered to be furnished, not filed, for the first two years of a company's submission of XBRL information.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEUTICAL INTERNATIONAL CORPORATION (Registrant)
Date: April 25, 2013	By:	/s/ CORY J. MCQUEEN Cory J. McQueen Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)