Form 10-Q
period 2013-06-30
NUTRACEUTICAL INTERNATIONAL CORP
filed 2013-07-25
CIK 1050007

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Quarterly Period Ended June 30, 2013

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

        At July 24, 2013, the registrant had 9,831,621 shares of common stock outstanding.

NUTRACEUTICAL INTERNATIONAL CORPORATION

INDEX

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	June 30, 2013	September 30, 2012(1)
ASSETS
Current assets
Cash	$5,347	$4,824
Accounts receivable, net	14,306	13,590
Inventories	47,040	46,073
Prepaid expenses and other current assets	2,345	2,295
Deferred income taxes	1,454	1,486

Total current assets	70,492	68,268
Property, plant and equipment, net	76,035	75,454
Goodwill	15,046	14,752
Intangible assets, net	18,487	19,874
Other non-current assets	1,339	1,617
Deferred income taxes, net	5,541	5,953

Total assets	$186,940	$185,918

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$13,811	$12,838
Accrued expenses	6,824	7,832

Total current liabilities	20,635	20,670
Long-term debt	32,500	34,000
Other non-current liabilities	117	192

Total liabilities	53,252	54,862

Stockholders' equity
Common stock	99	98
Additional paid-in capital	15,215	15,400
Retained earnings	118,322	115,235
Accumulated other comprehensive income	102	338
Treasury stock	(50)	(15)

Total stockholders' equity	133,688	131,056

Total liabilities and stockholders' equity	$186,940	$185,918

(1)
The condensed consolidated balance sheet as of September 30, 2012 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Net sales	$50,814	$49,607	$157,141	$150,106
Cost of sales	25,935	24,878	79,971	75,131

Gross profit	24,879	24,729	77,170	74,975
Operating expenses
Selling, general and administrative	17,896	17,987	54,324	53,783
Amortization of intangible assets	556	493	1,701	1,438
Impairment of intangible asset (Note 5)	—	850	—	850

Income from operations	6,427	5,399	21,145	18,904
Interest and other expense, net	336	388	1,024	1,124

Income before provision for income taxes	6,091	5,011	20,121	17,780
Provision for income taxes	2,249	1,659	7,249	6,187

Net income	$3,842	$3,352	$12,872	$11,593
Other comprehensive loss
Foreign currency translation adjustment, net of tax	(79)	(120)	(236)	(75)

Comprehensive income	$3,763	$3,232	$12,636	$11,518

Net income per common share
Basic	$0.39	$0.34	$1.32	$1.17
Diluted	0.39	0.34	1.31	1.16
Weighted average common shares outstanding
Basic	9,765,639	9,849,674	9,766,442	9,944,865
Dilutive effect of stock options	27,406	22,404	28,409	15,235

Diluted	9,793,045	9,872,078	9,794,851	9,960,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Nine months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$12,872	$11,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,325	6,411
Amortization of deferred financing fees	138	138
Impairment of intangible asset	—	850
Losses on disposals of property, plant and equipment	1	—
Tax benefit from stock option exercises	(411)	(214)
Deferred income taxes	444	755
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(716)	1,756
Inventories	(759)	(2,531)
Prepaid expenses and other current assets	(46)	2,463
Other non-current assets	130	(21)
Accounts payable	973	2,352
Accrued expenses	(719)	(276)
Other non-current liabilities	(75)	102

Net cash provided by operating activities	19,157	23,378

Cash flows from investing activities:
Acquisitions of businesses	(810)	(12,248)
Purchases of property, plant and equipment	(6,206)	(7,140)

Net cash used in investing activities	(7,016)	(19,388)

Cash flows from financing activities:
Proceeds from debt	10,000	10,000
Payments on debt	(11,500)	(5,500)
Proceeds from issuances of common stock	2,235	535
Purchases of common stock for treasury	(2,865)	(5,399)
Dividends paid on common stock	(9,785)	—
Tax benefit from stock option exercises	411	214

Net cash used in financing activities	(11,504)	(150)

Effect of exchange rate changes on cash	(114)	(32)

Net increase in cash	523	3,808
Cash at beginning of period	4,824	2,441

Cash at end of period	$5,347	$6,249

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

        The Company owns neighborhood natural food markets, which operate under the trade names The Real Food Company™, Thom's Natural Foods™ and Cornucopia Community Market™. The Company also owns health food stores, which operate under various trade names including Fresh Vitamins™, Granola's™, Nature's Discount® and Warehouse Vitamins™.

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring adjustments, to state fairly the consolidated financial position of the Company as of June 30, 2013, the results of its operations for the three and nine months ended June 30, 2013 and 2012 and its cash flows for the nine months ended June 30, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America for interim financial information applied on a consistent basis. Results for the three and nine months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full fiscal year.

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

2. ACCOUNTS RECEIVABLE

        Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	June 30, 2013	September 30, 2012
Accounts receivable	$16,029	$15,478
Less allowances	(1,723)	(1,888)

	$14,306	$13,590

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

3. INVENTORIES

        Inventories were comprised of the following:

	June 30, 2013	September 30, 2012
Raw materials	$18,969	$16,394
Work-in-process	4,760	5,152
Finished goods	23,311	24,527

	$47,040	$46,073

4. ACQUISITIONS

        During the nine months ended June 30, 2013, the Company made two acquisitions of businesses. On April 1, 2013, the Company acquired certain operating assets of Tri Medica International, Inc. On May 17, 2013, the Company acquired certain operating assets of LC Nutrition and Vitamin House. The aggregate purchase price of these acquisitions was $810 in cash.

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

from these acquisitions. The following reflects the final allocation of the aggregate purchase price for these acquisitions to the aggregate assets acquired:

	Fiscal 2013 Acquisitions	Fiscal 2012 Acquisitions
Current assets	$212	$3,213
Property, plant and equipment	—	178
Goodwill	294	5,899
Intangible assets	270	2,958
Other non-current asset	34	—

	$810	$12,248

        The fiscal 2013 acquired intangible assets of $270 relate to customer relationships, which are being amortized over six years for financial statement purposes. The fiscal 2012 acquired intangible assets include trademarks and tradenames of $797, customer relationships of $1,941 and a non-compete agreement of $220, all of which are being amortized over two to fifteen years for financial statement purposes. For fiscal 2013 and fiscal 2012, the acquired intangible assets of $270 and $2,958, respectively, are expected to be deductible for tax purposes over fifteen years. Goodwill, which is not subject to amortization for financial statement purposes, of $294 for fiscal 2013 and $5,899 for fiscal 2012, is expected to be deductible for tax purposes over fifteen years.

5. GOODWILL AND INTANGIBLE ASSETS

        The change in the carrying amount of goodwill from September 30, 2012 to June 30, 2013 was as follows:

Goodwill
Balance as of September 30, 2012
Goodwill	$55,146
Accumulated impairment losses	(40,394)

14,752
Goodwill attributable to fiscal 2013 acquisitions	294

Balance as of June 30, 2013
Goodwill	55,440
Accumulated impairment losses	(40,394)

$15,046

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

5. GOODWILL AND INTANGIBLE ASSETS (Continued)

        The carrying amounts of intangible assets at June 30, 2013 and September 30, 2012 were as follows:

	June 30, 2013			September 30, 2012
							Weighted- Average Amortization Period (Years)
	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount
Intangible assets subject to amortization:
Trademarks/tradenames/patents	$2,719	$(981)	$1,738	$2,674	$(778)	$1,896	13
Customer relationships/distribution rights/ non-compete agreements	12,299	(6,771)	5,528	12,239	(5,519)	6,720	6
Developed software and technology	772	(772)	—	772	(772)	—	5

	15,790	(8,524)	7,266	15,685	(7,069)	8,616
Intangible assets not subject to amortization:
Trademarks/tradenames/licenses	11,221	—	11,221	11,258	—	11,258

	$27,011	$(8,524)	$18,487	$26,943	$(7,069)	$19,874

(1)
Amounts include the impact of foreign currency translation adjustments.

        Estimated future amortization expense related to the June 30, 2013 net carrying amount of $7,266 for intangible assets subject to amortization is as follows:

Year Ending September 30,	Estimated Amortization Expense
2013(1)	$485
2014	1,886
2015	1,704
2016	1,080
2017	735
Thereafter	1,376

$7,266

(1)
Estimated amortization expense for the year ending September 30, 2013 includes only amortization to be recorded after June 30, 2013.

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

6. DEBT

        Debt was comprised of the following:

	June 30, 2013	September 30, 2012
Long-term debt—revolving credit facility	$32,500	$34,000

        The Company's debt is stated at book value which approximated its fair value at June 30, 2013 and September 30, 2012. Estimated fair values for debt have been determined based on borrowing rates currently available to the Company for bank loans with similar terms and maturities and are classified as Level 2 (significant observable inputs other than quoted prices) in the FASB's fair value hierarchy.

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

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

6. DEBT (Continued)

        At June 30, 2013, the Company had outstanding revolving credit borrowings of $32,500 under the Restated Credit Agreement. Borrowings under the Restated Credit Agreement are collateralized by substantially all of the assets of the Company. At the Company's election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At June 30, 2013, the applicable weighted-average interest rate for outstanding borrowings was 2.27%. The Company is also required to pay a quarterly fee of 0.50% on the unused balance under the Restated Credit Agreement. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The Restated Credit Agreement matures on December 15, 2015, and the Company is required to repay all principal and interest outstanding under the Restated Credit Agreement on such date.

        The Restated Credit Agreement contains restrictive covenants, including limitations on incurring other indebtedness and requirements that the Company maintain certain financial ratios. As of June 30, 2013, the Company was in compliance with the restrictive covenants. Upon the occurrence of a default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring the Company to repay all amounts outstanding under the Restated Credit Agreement.

7. SHARE PURCHASES

        During the three and nine months ended June 30, 2013, the Company purchased 39,917 and 171,920 shares of its common stock for an aggregate price of $710 and $2,865, respectively. As of June 30, 2013, the Company had retired 169,420 of these shares of common stock purchased during the nine months ended June 30, 2013. During the three and nine months ended June 30, 2012, the Company purchased and retired 109,473 and 405,636 shares of its common stock for an aggregate price of $1,638 and $5,399, respectively. As of June 30, 2013, the Company was permitted to purchase up to 954,965 additional shares under its approved purchase plan. The Company accounts for treasury shares using the cost method.

8. STOCK OPTIONS

        The following table summarizes stock option activity during the nine months ended June 30, 2013:

	Number of Options	Weighted-Average Exercise Price
Options outstanding and exercisable at September 30, 2012	218,000	$12.66
Exercised	(165,500)	12.44

Options outstanding and exercisable at June 30, 2013	52,500	13.35

        No options to purchase shares of common stock for the three and nine months ended June 30, 2013 and the three months ended June 30, 2012 were excluded from the computation of diluted earnings per share because the exercise prices of all stock options were less than the average share price of the Company's common stock. Options to purchase 35,000 shares of common stock for the

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

8. STOCK OPTIONS (Continued)

nine months ended June 30, 2012 were excluded from the computation of diluted earnings per share because the exercise prices of these stock options were greater than the average share price of the Company's common stock and, therefore, the effect would have been antidilutive.

        During the nine months ended June 30, 2013, the Company received proceeds of $2,060 related to the exercise of stock options. During this same period, the Company recorded a tax benefit of $411 and optionees realized an aggregate pre-tax gain of $1,064 from these stock option exercises. During the nine months ended June 30, 2012, the Company received proceeds of $346 related to the exercise of stock options. During this same period, the Company recorded a tax benefit of $214 and optionees realized an aggregate pre-tax gain of $556 from these stock option exercises.

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

9. DIVIDENDS

        In December 2012, the Company's board of directors declared a special cash dividend of $1.00 per share for all shares of common stock. This special cash dividend totaled $9,785 and was paid on December 28, 2012 to stockholders of record on December 21, 2012.

10. SEGMENTS

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

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

10. SEGMENTS (Continued)

        Net sales attributed to customers in the United States and foreign countries for the three and nine months ended June 30, 2013 and 2012 were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
United States	$44,564	$44,007	$136,247	$132,641
Foreign countries	6,250	5,600	20,894	17,465

	$50,814	$49,607	$157,141	$150,106

        Certain net sales attributed to customers in the United States are sold to customers who in turn may sell such products to customers in foreign countries while certain net sales attributed to customers in foreign countries are sold to customers who in turn may sell such products to customers in the United States.

        The Company's net sales by product group for the three and nine months ended June 30, 2013 and 2012 were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Branded nutritional supplements and other natural products	$45,826	$44,687	$142,346	$137,790
Other(1)	4,988	4,920	14,795	12,316

	$50,814	$49,607	$157,141	$150,106

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

        We own neighborhood natural food markets, which operate under the trade names The Real Food Company™, Thom's Natural Foods™ and Cornucopia Community Market™. We also own health food stores, which operate under various trade names including Fresh Vitamins™, Granola's™, Nature's Discount® and Warehouse Vitamins™.

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

New Accounting Standards

        See Note 1 to the Condensed Consolidated Financial Statements for information regarding new accounting standards.

Results of Operations

        The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	51.0	50.2	50.9	50.1

Gross profit	49.0	49.8	49.1	49.9
Selling, general and administrative	35.2	36.3	34.6	35.8
Amortization of intangible assets	1.1	1.0	1.1	1.0
Impairment of intangible asset	0.0	1.7	0.0	0.6

Income from operations	12.7	10.8	13.4	12.5
Interest and other expense, net	0.7	0.7	0.6	0.7

Income before provision for income taxes	12.0	10.1	12.8	11.8
Provision for income taxes	4.4	3.3	4.6	4.1

Net income	7.6%	6.8%	8.2%	7.7%

Adjusted EBITDA(1)	17.5%	17.0%	18.1%	17.4%

(1)
See "—Adjusted EBITDA."

Comparison of the Three Months Ended June 30, 2013 to the Three Months Ended June 30, 2012

        Net Sales.    Net sales increased by $1.2 million, or 2.4%, to $50.8 million for the three months ended June 30, 2013 ("third quarter of fiscal 2013") from $49.6 million for the three months ended June 30, 2012 ("third quarter of fiscal 2012"). Net sales of branded nutritional supplements and other natural products increased by $1.1 million, or 2.5%, to $45.8 million for the third quarter of fiscal 2013 compared to $44.7 million for the third quarter of fiscal 2012. The increase in net sales of branded nutritional supplements and other natural products was primarily related to price changes of approximately $0.7 million and, to a lesser extent, the net sales contribution of the fiscal 2012 third quarter acquisition. Other net sales were $5.0 million for the third quarter of fiscal 2013 and $4.9 million for the third quarter of fiscal 2012.

        Gross Profit.    Gross profit was $24.9 million for the third quarter of fiscal 2013 and $24.7 million for the third quarter of fiscal 2012. As a percentage of net sales, gross profit was 49.0% for the third quarter of fiscal 2013 and 49.8% for the third quarter of fiscal 2012. This decrease in gross profit percentage was primarily attributable to increased material costs and changes in sales mix.

        Selling, General and Administrative.    Selling, general and administrative expenses were $17.9 million for the third quarter of fiscal 2013 and $18.0 million for the third quarter of fiscal 2012. As a percentage of net sales, selling, general and administrative expenses decreased to 35.2% for the third quarter of fiscal 2013 compared to 36.3% for the third quarter of fiscal 2012. This decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to the increase in net sales, which allowed us to better leverage our cost structure.

        Amortization of Intangible Assets.    Amortization of intangible assets was $0.6 million for the third quarter of fiscal 2013 and $0.5 million for the third quarter of fiscal 2012. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

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

        Interest and Other Expense, Net.    Net interest and other expense was $0.3 million for the third quarter of fiscal 2013 and $0.4 million for the third quarter of fiscal 2012 and primarily consisted of interest expense on indebtedness under our revolving credit facility.

        Provision for Income Taxes.    Our effective tax rate was 36.9% for the third quarter of fiscal 2013 and 33.1% for the third quarter of fiscal 2012. The increase in the effective tax rate for the third quarter of fiscal 2013 was primarily related to an increase in foreign taxes.

Comparison of the Nine Months Ended June 30, 2013 to the Nine Months Ended June 30, 2012

        Net Sales.    Net sales increased by $7.0 million, or 4.7%, to $157.1 million for the nine months ended June 30, 2013 from $150.1 million for the nine months ended June 30, 2012. Net sales of branded nutritional supplements and other natural products increased by $4.5 million, or 3.3%, to $142.3 million for the nine months ended June 30, 2013 compared to $137.8 million for the nine months ended June 30, 2012. The increase in net sales of branded nutritional supplements and other natural products was primarily related to the net sales contributions of the fiscal 2012 acquisitions, price changes of approximately $1.7 million and, to a lesser extent, an increase in sales volume of branded products to certain customers. Other net sales increased $2.5 million, or 20.1%, to $14.8 million for the nine months ended June 30, 2013 compared to $12.3 million for the nine months ended June 30, 2012. The increase in other net sales was primarily related to the net sales contributions of the fiscal 2012 acquisitions.

        Gross Profit.    Gross profit increased $2.2 million, or 2.9%, to $77.2 million for the nine months ended June 30, 2013 from $75.0 million for the nine months ended June 30, 2012. The increase in gross profit was primarily attributable to the increase in net sales. As a percentage of net sales, gross profit decreased to 49.1% for the nine months ended June 30, 2013 from 49.9% for the nine months ended June 30, 2012. This decrease in gross profit percentage was primarily attributable to increased material costs due to vendor price increases and, to a lesser extent, changes in sales mix.

        Selling, General and Administrative.    Selling, general and administrative expenses increased by $0.5 million, or 1.0%, to $54.3 million for the nine months ended June 30, 2013 from $53.8 million for the nine months ended June 30, 2012. This increase in selling, general and administrative expenses was primarily attributable to operational and transition costs related to the fiscal 2012 and fiscal 2013 acquisitions. As a percentage of net sales, selling, general and administrative expenses decreased to 34.6% for the nine months ended June 30, 2013 compared to 35.8% for the nine months ended June 30, 2012. This decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to the increase in net sales, which allowed us to better leverage our cost structure.

        Amortization of Intangible Assets.    Amortization of intangibles was $1.7 million for the nine months ended June 30, 2013 and $1.4 million for the nine months ended June 30, 2012. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

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

        Interest and Other Expense, Net.    Net interest and other expense was $1.0 million for the nine months ended June 30, 2013 and $1.1 million for the nine months ended June 30, 2012 and consisted primarily of interest expense on indebtedness under our revolving credit facility.

        Provision for Income Taxes.    Our effective tax rate was 36.0% for the nine months ended June 30, 2013 and 34.8% for the nine months ended June 30, 2012.

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

        The following table sets forth a reconciliation of net income to Adjusted EBITDA for each period included herein:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Net income	$3,842	$3,352	$12,872	$11,593
Provision for income taxes	2,249	1,659	7,249	6,187
Interest and other expense, net(1)	336	388	1,024	1,124
Depreciation and amortization	2,486	2,203	7,325	6,411
Impairment of intangible asset(2)	—	850	—	850

Adjusted EBITDA	$8,913	$8,452	$28,470	$26,165

(1)
Includes amortization of deferred financing fees.

(2)
A non-cash intangible asset impairment charge of $850 related to the consolidation of our food, drug and mass market brands was recorded for the three months and nine months ended June 30, 2012.

        Our Adjusted EBITDA increased to $8.9 million for the third quarter of fiscal 2013 from $8.5 million for the third quarter of fiscal 2012. Adjusted EBITDA as a percentage of net sales increased to 17.5% for the third quarter of fiscal 2013 from 17.0% for the third quarter of fiscal 2012.

        Our Adjusted EBITDA increased to $28.5 million for the nine months ended June 30, 2013 from $26.2 million for the nine months ended June 30, 2012. Adjusted EBITDA as a percentage of net sales increased to 18.1% for the nine months ended June 30, 2013 from 17.4% for the nine months ended June 30, 2012.

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

Liquidity and Capital Resources

        We had working capital of $49.9 million as of June 30, 2013 and $47.6 million as of September 30, 2012. The increase in working capital was primarily the result of increases in accounts receivable and inventories and a decrease in accrued expenses, partially offset by an increase in accounts payable.

        Net cash provided by operating activities for the nine months ended June 30, 2013 was $19.2 million compared to $23.4 million for the comparable period in fiscal 2012. This decrease in net cash provided by operating activities for the nine months ended June 30, 2013 was primarily attributable to changes in operating assets and liabilities, net of effects of acquisitions.

        Net cash used in investing activities was $7.0 million for the nine months ended June 30, 2013 compared to $19.4 million for the comparable period in fiscal 2012. Our investing activities consisted of acquisitions of businesses and capital expenditures. The capital expenditures primarily related to buildings, building improvements related to facility consolidation efforts, distribution and manufacturing equipment and information systems.

        During the nine months ended June 30, 2013, we acquired two businesses for $0.8 million in cash. On April 1, 2013, we acquired certain operating assets of Tri Medica International, Inc. On May 17, 2013, we acquired certain operating assets of LC Nutrition and Vitamin House. During the nine months ended June 30, 2012, we acquired six businesses for $12.2 million in cash. On October 27, 2011, we acquired certain operating assets of Mia Rose Products, Inc. On November 22, 2011, we acquired certain operating assets of Collective Wellbeing, LLC. On January 16, 2012, we acquired certain operating assets of Nature's Discount, Inc. and Top Health. On January 27, 2012, we acquired certain operating assets of Your Crown and Glory, LLC. On March 2, 2012, we acquired certain operating assets of Treehouse Vitamins, LLC. On June 7, 2012, we acquired certain operating assets of Direct Access Network, Inc.

        Net cash used in financing activities was $11.5 million for the nine months ended June 30, 2013 compared to $0.2 million for the comparable period in fiscal 2012. During these periods, financing activities primarily related to borrowings and repayments under our revolving credit facility, purchases of common stock for treasury and proceeds from the issuance of common stock related to stock option exercises and the direct stock purchase plan. Also, in December 2012, our board of directors declared a special cash dividend of $1.00 per share for all shares of common stock. This special cash dividend totaled $9.8 million and was paid on December 28, 2012 to stockholders of record on December 21, 2012.

        In October 2007, we registered a direct stock purchase plan with the Securities and Exchange Commission. The purpose of this direct stock purchase plan is to provide a convenient way for existing stockholders, as well as new investors, to purchase shares of our common stock. A total of 1,500,000 shares of our common stock were registered under the plan with 10,185 shares purchased during the nine months ended June 30, 2013. As of June 30, 2013, there were 1,386,997 shares of common stock available for purchase.

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

        At June 30, 2013, we had outstanding revolving credit borrowings of $32.5 million under the Restated Credit Agreement. Borrowings under the Restated Credit Agreement are collateralized by substantially all of our assets. At our election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At June 30, 2013, the applicable weighted-average interest rate for outstanding borrowings was 2.27%. We are also required to pay a quarterly fee of 0.50% on the unused balance under the Restated Credit Agreement. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The Restated Credit Agreement matures on December 15, 2015, and we are required to repay all principal and interest outstanding under the Restated Credit Agreement on such date.

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

Contractual Obligations and Other Commitments

        Our significant non-cancelable contractual obligations and other commitments as of June 30, 2013 were as follows:

	Payments Due By Period
Contractual Obligations and Other Commitments	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(dollars in thousands)
Revolving credit facility	$32,500	$—	$32,500	$—	$—
Interest on revolving credit facility(a)	2,598	1,056	1,542	—	—
Operating leases	4,399	2,976	1,256	167	—

Total	$39,497	$4,032	$35,298	$167	$—

(a)
Represents estimated interest obligations associated with our outstanding revolving credit facility balance of $32.5 million at June 30, 2013, assuming no principal payments are made before maturity, a weighted-average interest rate of 2.27% and an underutilization fee rate of 0.50%.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        At our election, borrowings under the Restated Credit Agreement bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At June 30, 2013, the applicable weighted-average interest rate for borrowings was 2.27% and we had total borrowings outstanding of $32.5 million. A hypothetical 100 basis point change in interest rates would not have had a material impact on our reported net income or cash flows for the nine months ended June 30, 2013 and 2012.

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

        As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on the foregoing, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2013.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        We did not sell any unregistered equity securities during the quarterly period ended June 30, 2013.

        Prior to fiscal 2013, our Board of Directors approved a share purchase program authorizing us to buy up to 4,500,000 shares of our common stock. As of June 30, 2013, there were 954,965 shares available for purchase under this program. The shares available for purchase under this program have no expiration date. Purchases under this program during the three months ended June 30, 2013 occurred in April and June as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1 - 30, 2013	37,417	$17.63	37,417
June 1 - 30, 2013	2,500	20.03	2,500

	39,917	17.78	39,917	954,965

Item 5.    Other Information

        On July 23, 2013, our Board of Directors approved amendments to, and the restatement of, our Amended and Restated Bylaws, effective as of such date. The Board of Directors adopted the amended bylaws in connection with a general corporate governance review. The following summarizes the material changes reflected in the Amended and Restated Bylaws adopted by our Board of Directors:

  •
  Article II Section 11 and Article III Section 5 amend the "advance notice bylaws," which generally prescribe and clarify the deadlines and procedures that our stockholders must follow to nominate directors or submit stockholder proposals, including requirements that stockholders provide certain information; and

  •
  Article VI Section 11 was added to provide that, unless the Board of Directors consents to the selection of an alternative forum, a state or federal court located within the State of Delaware will be the sole and exclusive forum for certain actions involving us or our directors, officers, employees or agents.

        The foregoing description of the amendments to our bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, a copy of which is attached hereto as Exhibit 3.1.

Item 6.    Exhibits

3.1	Amended and Restated Bylaws
10.1	Nutraceutical International Corporation 2013 Long-Term Equity Incentive Plan(1)
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)
Filed as an exhibit to our Form 8-K filed on January 31, 2013 and incorporated herein by reference.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEUTICAL INTERNATIONAL CORPORATION (Registrant)
Date: July 25, 2013	By:	/s/ CORY J. MCQUEEN Cory J. McQueen Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)