Form 10-K
period 2013-09-30
NUTRACEUTICAL INTERNATIONAL CORP
filed 2013-11-26
CIK 1050007

Use these links to rapidly review the document

Nutraceutical International Corporation Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the Fiscal Year Ended September 30, 2013
or
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 31, 2013 at a closing sale price of $17.35 as reported by the NASDAQ Stock Market was approximately $149.0 million. Shares of common stock held by each officer and director and by each person who owns or may be deemed to own 10% or more of the outstanding common stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of November 22, 2013, the Registrant had 9,831,372 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies for the Registrant's 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business. These forward-looking statements can be identified by the use of terms such as "believe," "expects," "plan," "intend," "may," "will," "should," "can" or "anticipates," or the negative thereof, or variations thereon, or comparable terminology, or by discussions of strategy. Important factors that may cause our results to differ from these forward-looking statements include, but are not limited to:

  •
  changes in or new government regulations or increased enforcement of the same,

  •
  unavailability of desirable acquisitions or inability to complete them,

  •
  increased costs, including from increased raw material or energy prices,

  •
  changes in general worldwide economic or political conditions,

  •
  adverse publicity or negative consumer perception regarding nutritional supplements,

  •
  issues with obtaining raw materials of adequate quality or quantity,

  •
  litigation and claims, including product liability, intellectual property and other types,

  •
  disruptions from or following acquisitions, including the loss of customers,

  •
  increased competition,

  •
  slow or negative growth in the nutritional supplement industry or the healthy foods channel,

  •
  the loss of key personnel or the inability to manage our operations efficiently,

  •
  problems with information management systems, manufacturing efficiencies and operations,

  •
  insurance coverage issues,

  •
  the volatility of the stock market generally and of our stock specifically,

  •
  increases in the cost of borrowings or unavailability of additional debt or equity capital, or both, or fluctuations in foreign currencies and

  •
  interruption of business or negative impact on sales and earnings due to acts of God, acts of war, terrorism, bio-terrorism, civil unrest and other factors outside of our control.

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

NUTRACEUTICAL INTERNATIONAL CORPORATION
ANNUAL REPORT ON FORM 10-K
For The Fiscal Year Ended September 30, 2013

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

        We manufacture and sell nutritional supplements and other natural products under numerous brands including Solaray®, KAL®, Nature's Life®, LifeTime®, Natural Balance®, bioAllers®, Herbs for Kids® , NaturalCare®, Health from the Sun®, Life-flo®, Organix South®, Pioneer® and Monarch Nutraceuticals™.

        We own neighborhood natural food markets, which operate under the trade names The Real Food Company™, Thom's Natural Foods™ and Cornucopia Community Market™. We also own health food stores, which operate under various trade names including Fresh Vitamins™, Granola's™, Nature's Discount® and Warehouse Vitamins™.

        We manufacture and/or distribute one of the broadest branded product lines in the industry with approximately 7,500 individual stock keeping units ("SKUs"), including approximately 1,000 SKUs sold internationally. We believe that as a result of our emphasis on innovation, quality, loyalty, education and customer service, our brands are widely recognized in health and natural food stores and among their customers.

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

        The primary channel that offers this type of support to consumers in the United States has been health and natural food stores (the "Healthy Foods Channel"). Our primary focus has been and remains on this channel. This strategy has enabled us to benefit from the growth of the Healthy Foods Channel. The Healthy Foods Channel consists of approximately 16,500 retailers, including (i) independent health and natural food stores, (ii) health and natural food stores affiliated with local, regional and national health and natural food chains (including health and natural food store chains, such as Whole Foods Market, and vitamin store chains, such as Vitamin Shoppe and Vitamin World) and (iii) GNC stores. The Healthy Foods Channel principally caters to our primary target consumers: those who desire product education, service and high quality nutritional supplements and other natural products. We believe there are significant differences between mass market retailers (such as supermarkets, drugstores and warehouse clubs) that typically offer a limited selection of discounted natural products and lower-potency nutritional supplements and the Healthy Foods Channel, where natural ingredients, quality, potency, selection and customer support are emphasized. The growth rate of the Healthy Foods Channel is not at (and may not return to) levels achieved in the mid-1990s.

        We believe we are among the largest suppliers of nutritional supplements to the Healthy Foods Channel that develop, manufacture, market and directly distribute a majority of their own products. We manufactured approximately 75% of our branded products in fiscal 2013 and believe that the quality of our products is among the highest in the industry. We market our branded products through one of the industry's largest sales forces dedicated to the Healthy Foods Channel. We seek to be a market leader in the development of new and innovative products, introducing approximately 200 new SKUs in fiscal 2013. We believe that we benefit from greater customer and product diversification than most of our larger competitors.

        We believe that consumers seeking high quality products are also purchasing them through other channels, such as products available through health care practitioners and direct to consumer channels and we continue to seek opportunities through acquisitions to explore reaching our target consumers through these and additional channels.

Industry

        According to Nutrition Business Journal, the total retail natural products market (the "Natural Products Market") is highly fragmented and totaled approximately $137.4 billion in retail sales in calendar 2012. The Natural Products Market is comprised of the following submarkets (with estimated calendar 2012 sales indicated): (i) personal care, $13.1 billion, (ii) natural and organic foods, $47.9 billion, (iii) functional foods, $43.9 billion and (iv) vitamins, minerals and supplements, $32.5 billion. Historically, our primary focus has been on vitamins, minerals and supplements (the "VMS Market"), but recently we have increased our effort in other areas within the Natural Products Market.

        The total retail VMS Market is highly fragmented with estimated sales of $32.5 billion in calendar 2012, $30.0 billion in calendar 2011 and $28.1 billion in calendar 2010. We believe that the VMS Market reached its present size due to a number of factors, including (i) interest in healthier lifestyles, living longer and living well, (ii) the publication of research findings supporting the positive health effects of certain nutritional supplements and (iii) the aging of the "Baby Boom" generation combined with the tendency of consumers to purchase more nutritional supplements and natural foods as they age. Over the last few years, some publicly-traded nutritional supplement companies and industry analysts have commented on slowing growth trends and/or ongoing softness in sales of some nutritional supplements. We believe this may be the result of, among other things, the lack of any recent industry-wide "hit" products, negative press releases regarding certain ingredients and companies in the VMS Market and increased market and pricing competition, as well as competition from food and pharmaceutical companies.

Products

        We primarily manufacture and market nutritional supplements and also sell certain other natural products. As of September 30, 2013, we sold approximately 7,500 SKUs, including approximately 1,000 SKUs sold internationally, under approximately 50 different brands. Our products include: (i) vitamins and minerals, (ii) herbs, (iii) specialty formulas, (iv) personal care products, (v) homeopathics,

(vi) functional foods and (vii) other products. To accommodate consumer preferences, our products come in various formulations and delivery forms, including capsules, tablets, softgels, chewables, liquids, creams, sprays, powders and whole herbs.

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

Research and Development; Quality Control

        We have a commitment to research and development and to introducing innovative products to correspond with consumer trends and scientific research. We believe that product quality and innovation are fundamental to our long-term growth and success. Through our research and development efforts, we seek to (i) test the safety, purity and potency of products, (ii) develop more effective and efficient means of producing ingredients for use in products, (iii) develop testing methods for ensuring and verifying the consistency of the dosage of ingredients included in our products, (iv) develop new, more effective product delivery forms and (v) develop new products either by combining existing ingredients used in nutritional supplements or identifying new ingredients that can be used in nutritional supplements. Our efforts are designed to lead not only to the development of new and improved products, but also to ensure effective manufacturing quality control measures. For the years ended September 30, 2013, 2012 and 2011, we incurred $3.4 million, $3.6 million and $3.9 million, respectively, in research and development expenditures.

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

        Au Naturel, Inc., a subsidiary of Nutraceutical, was formed in fiscal 1995 for the purpose of marketing and/or selling our branded products internationally. During fiscal 2013, Au Naturel marketed products to distributors and other customers in approximately 60 countries. Au Naturel markets domestic branded products as well as custom-labeled versions of its domestic branded products internationally; however, many of its products must be modified to meet the specific labeling or formulation requirements of the relevant foreign country. In most foreign markets, Au Naturel sells to local distributors. However, in certain foreign markets (including the United Kingdom, the Netherlands, Norway, Sweden and Japan), Au Naturel markets and sells its products directly to retailers.

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

        We manufactured approximately 75% of our branded products in fiscal 2013, based on net sales. By manufacturing the majority of our own products, we believe that we maintain better control over product quality and availability while also reducing production costs. Our manufacturing operations are performed primarily in our facilities located in the greater Ogden, Utah area, although we also have a cream manufacturing operation in Phoenix, Arizona, a liquid manufacturing operation in Tulsa, Oklahoma and a personal care manufacturing operation in Bowling Green, Florida. We have a working relationship with numerous outside manufacturers, including softgel manufacturers and packagers and utilize these outside sources from time to time. Manufacturing backlogs, to the extent they may exist from time to time, do not have a material impact on delivery time to the customer. We have organized our manufacturing operations under various subsidiary companies.

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

Materials and Suppliers

        We employ a purchasing staff that works with marketing, product development, formulations and quality control personnel to source raw materials for products as well as other items purchased by us. Raw materials are sourced principally from the United States, Europe and China. Raw materials used by us are available from a variety of suppliers and no one supplier accounted for more than 6% of our total raw material purchases in fiscal 2013. We seek to mitigate the risk of a shortage of raw materials through our relationships with our principal suppliers, including identification of alternative suppliers for the same, or similar, raw materials where available. We also manufacture bulk branded products to allow more extensive vertical integration and to improve the quality and consistency of raw materials.

Government Regulation

        The formulation, manufacturing, packaging, labeling, advertising, distribution and sale (hereafter, "sale" or "sold" may be used to signify all of these activities) of our products are subject to regulation by one or more federal agencies, primarily the Food and Drug Administration ("FDA") and the Federal Trade Commission ("FTC"), and to a lesser extent the Consumer Product Safety Commission ("CPSC"), the United States Department of Agriculture and the Environmental Protection Agency. Our activities are also regulated by various governmental agencies for the states and localities in which our products are sold, as well as by governmental agencies in certain countries outside the United States in which our products are sold. Among other matters, regulation by the FDA and FTC is concerned with product safety and claims made with respect to a product's ability to provide health-related benefits. Specifically, the FDA, under the Federal Food, Drug, and Cosmetic Act ("FDCA"), regulates the formulation, manufacturing, packaging, labeling, distribution and sale of food, including dietary supplements and over-the-counter ("OTC") drugs. The FTC regulates the advertising of these products. The National Advertising Division ("NAD") of the Council of Better Business Bureaus oversees an industry- sponsored, self-regulatory system that permits competitors to resolve disputes over advertising claims. The NAD has no enforcement authority of its own, but may refer matters that appear to violate the FTC Act or the FDCA to the FTC or the FDA for further action, as appropriate.

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

        One of FSMA's more significant changes is the requirement of preventive controls for food facilities required to register with the FDA, except dietary supplement facilities in compliance with both GMPs and the serious adverse event reporting requirements. Although dietary supplement facilities are exempt from the preventative controls requirements, dietary ingredient facilities might not qualify for the exemption. FDA's proposed preventative controls regulations, issued in February 2013, would require that facilities develop and implement preventive controls to assure that identified hazards are significantly minimized or prevented, monitor the effectiveness of the preventive controls, and maintain numerous records related to those controls. When implemented, the preventative controls requirements may increase the costs of dietary ingredients and affect our ability to obtain dietary ingredients. An additional significant change related to FSMA is the requirement that importers implement a foreign supplier verification program ("FSVP"). FDA's proposed FSVP regulations, issued in July 2013, would require importers to implement supplier verification activities to ensure that the foods they import meet domestic standards. When implemented, the FSVP requirements may affect the cost and the availability of dietary supplements and dietary ingredients.

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

        We market various OTC homeopathic drug products. Homeopathic drugs have a unique status under the FDCA because, unlike other drugs, FDA does not evaluate homeopathic drugs for safety or efficacy prior to marketing. Instead, homeopathic drugs must meet the standards of strength, quality, and purity set forth in the Homeopathic Pharmacopeia of the United States ("HPUS"). FDA has established a policy addressing the lawful sale of homeopathic drugs under the FDC Act. See Compliance Policy Guide ("CPG") 7132.15, "Conditions Under Which Homeopathic Drugs May Be Marketed," CPG Manual § 400.400 (revised March 1995). Under this compliance policy, FDA generally exempts a homeopathic drug from regulation as a new drug if: the active ingredient is the subject of a HPUS monograph; the product does not include non-homeopathic active ingredients; the product is homeopathically prepared; the claims (indications) are consistent with homeopathic usage for the active ingredient(s) in the product, as described in a recognized "material medica" and the OTC homeopathic drug product is intended solely for self-limiting diseases amenable to self-diagnosis and treatment by consumers. CPG 7132.15. In contrast, the FTC treats homeopathic drugs similar to other OTC drugs.

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

Competition

        The Natural Products Market and the VMS Market are highly competitive. Our principal competitors in the VMS Market that sell to the Healthy Foods Channel include a number of large, nationally-known brands (such as Bluebonnet, Country Life, Enzymatic Therapy, Garden of Life, Jarrow Formulas, Natural Factors, Nature's Plus, Nature's Way, Nordic Naturals, Now Foods, New Chapter and Solgar) and many smaller brands, manufacturers and distributors of nutritional supplements. Within the broader Natural Products Market, there are a number of large, nationally-known competitors, such as Hain Celestial. Because both the Natural Products Market and the VMS Market generally have low barriers to entry, additional competitors enter the market regularly.

        Private label products of our customers also provide competition to our products. Whole Foods Market, Vitamin Shoppe, Sprouts Farmers Market, Natural Grocers and many health and natural food stores also sell a portion of their offerings under their own private labels. Private label products are often sold at a discount to branded products. We have positioned certain of our brands to meet the needs of our customers in this area of the VMS Market.

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

        With regard to the mass market retail channel of distribution, our sales are focused primarily in limited SKUs in the Body Gold®, Sayge® and NaturalCare® lines. All of these lines were focused on the mass market channel when acquired. We do not consider this channel to be an area of primary focus. It is possible that as increasing numbers of companies (or brands of companies) sell nutritional supplement products and other natural products in the mass market channels (such as Pharmavite (Nature Made), Carlyle Group (Nature's Bounty), Reckitt Benckiser (Schiff), Hain Celestial and Church & Dwight), these product offerings may affect sales in the Healthy Foods Channel. We also compete with distributors that sell products to the Healthy Foods Channel as well as the mass market retail channel (such as Nature's Best, Select Nutrition and Tree of Life). In addition, several major pharmaceutical companies continue to offer nutritional supplement lines in the mass market, including Pfizer (Centrum) and Bayer (One-A-Day). Some of these nutritional supplements purport to use proprietary manufacturing techniques or delivery forms. Moreover, pharmaceutical companies offer prescription and over-the-counter products that are or may be competitive with nutritional supplements, particularly with regard to certain categories of products.

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

Employees

        At September 30, 2013, we employed approximately 771 full-time and approximately 61 part-time employees. None of our employees is represented by a collective bargaining unit. We believe that we have a good relationship with our employees.

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

Executive Officers

        The following table sets forth certain information concerning our executive officers:

Name	Age	Position
Frank W. Gay II	67	Director, Chairman of the Board and Chief Executive Officer
Bruce R. Hough	59	President
Jeffrey A. Hinrichs	56	Director, Executive Vice President, Chief Operating Officer and Secretary
Gary M. Hume	64	Executive Vice President
Stanley E. Soper	50	Vice President, Legal Affairs and Assistant Secretary
Cory J. McQueen	44	Vice President and Chief Financial Officer
Christopher B. Neuberger	46	Vice President, Marketing and Sales
Daren P. Peterson	51	Vice President, Operations
Andrew W. Seelos	46	Assistant Vice President and Controller

        Frank W. Gay II has served as the Chairman of our Board of Directors since our inception and as Chief Executive Officer since 1994. Mr. Gay received a master's degree in business administration from Harvard Business School.

        Bruce R. Hough was made our President in 1994. Prior to joining Nutraceutical, Mr. Hough acted as a consultant from 1991 to 1993 and as President of Keystone Communications, a telecommunications firm, from 1987 to 1991. Mr. Hough received a bachelor of science degree from the Marriott School of Management at Brigham Young University.

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

        We are party to a number of lawsuits that arise in the ordinary course of business and may become party to others in the future.    We are party to a number of lawsuits that arise in the ordinary course of business and may become party to others in the future. The possibility of such litigation, and its timing, is in large part outside our control. While none of the current individual lawsuits in which we are involved are reasonably estimable to be material as of the date of this filing, it is possible that future litigation could arise, or developments could occur in existing litigation, that could have material adverse effects on us.

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

        The following table describes our principal properties as of November 22, 2013:

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

(3)
The lease for this transitional warehouse expires in May 2014, although we can terminate early on 6 months' notice.

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

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock is traded on the NASDAQ Stock Market under the symbol "NUTR." The common stock commenced trading on the NASDAQ Stock Market on February 20, 1998 upon completion of our initial public offering. The following table sets forth the high and low closing prices per share for the common stock:

	High	Low
2012:
First Quarter	$14.20	$10.74
Second Quarter	14.63	11.44
Third Quarter	15.65	13.86
Fourth Quarter	16.24	13.05
2013:
First Quarter	16.93	14.77
Second Quarter	17.89	16.36
Third Quarter	20.59	16.86
Fourth Quarter	24.04	21.35
2014:
First Quarter (through November 22, 2013)	25.22	23.50

Holders

        As of the close of business on November 22, 2013, there were approximately 165 holders of record of common stock and approximately 1,800 beneficial holders. The closing price of our common stock on November 22, 2013, as reported by the NASDAQ Stock Market, was $25.22.

Dividends

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

Purchase of Equity Securities

        Prior to fiscal 2013, our Board of Directors approved a share purchase program authorizing us to buy up to 4,500,000 shares of our common stock. As of September 30, 2013, 942,865 shares may yet be purchased under this program. Purchases under this program during the fiscal 2013 fourth quarter occurred in July and September as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1 - 31, 2013	11,800	$20.14	11,800
September 1 - 30, 2013	300	24.28	300

	12,100	20.24	12,100	942,865

        All shares purchased during the fiscal 2013 fourth quarter, except for 300 shares, were retired prior to September 30, 2013.

        Under this approved share purchase program, we may purchase common stock from time to time on the open market and in individually-negotiated transactions. The amount and timing of any purchases will be dependent upon a number of factors, including the price and availability of our shares and general market conditions.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table summarizes outstanding options as of September 30, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	42,500	$13.59	—
Equity compensation plans not approved by security holders	—	—	—

Total:	42,500	13.59	—

        Although options are still outstanding, the previous equity compensation plans under which these outstanding options were granted all terminated on September 30, 2005 so no additional options can be granted under those plans.

        On January 28, 2013, stockholders approved the Nutraceutical International Corporation 2013 Long-Term Equity Incentive Plan (the "2013 Plan") and the reservation of 800,000 shares of our common stock for issuance under the 2013 Plan. Equity awards available under the 2013 Plan include stock options, stock appreciation rights and restricted stock awards. The 2013 Plan provides a means through which we may attract and retain key personnel, including non-executive directors, and provide a means for directors, officers, employees, consultants and advisors to acquire and maintain an equity interest in our Company. The 2013 Plan will be administered by the Compensation Committee of our Board of Directors, which has the authority to determine the terms of the awards, determine the number of shares of our common stock to be covered by the awards and make such other determinations as necessary in administering the 2013 Plan. The 2013 Plan will terminate on the tenth anniversary of its effective date. As of September 30, 2013, no equity awards had been granted under the 2013 Plan.

Item 6.    Selected Financial Data

        The selected financial data presented below were derived from our Consolidated Financial Statements. This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto.

	Year Ended September 30,
	2013	2012	2011	2010	2009
	(dollars in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$208,397	$200,367	$188,070	$180,052	$162,346
Cost of sales	105,518	100,413	92,877	86,199	77,137

Gross profit	102,879	99,954	95,193	93,853	85,209
Operating expenses:
Selling, general and administrative	72,413	71,425	68,230	65,666	62,195
Amortization of intangible assets	2,209	2,007	1,654	1,299	697
Impairment of goodwill and intangible assets(1)	124	850	—	—	38,494

Income (loss) from operations	28,133	25,672	25,309	26,888	(16,177)
Interest and other expense, net	1,360	1,497	1,140	550	1,104

Income (loss) before provision (benefit) for income taxes	26,773	24,175	24,169	26,338	(17,281)
Provision (benefit) for income taxes	9,765	8,408	8,451	9,955	(2,645)

Net income (loss)	$17,008	$15,767	$15,718	$16,383	$(14,636)

Net income (loss) per common share:
Basic	$1.74	$1.59	$1.52	$1.57	$(1.35)
Diluted	$1.73	$1.59	$1.51	$1.56	$(1.35)
Weighted average common shares outstanding:
Basic	9,783,300	9,916,603	10,322,177	10,410,526	10,841,383
Diluted	9,807,858	9,933,997	10,385,583	10,503,933	10,841,383
Other Financial Data:
Adjusted EBITDA(2)	$38,048	$35,299	$33,361	$34,262	$28,948
Capital expenditures (excluding acquisitions)	8,347	9,953	12,405	11,525	9,176
Cash flows provided by (used in):
Operating activities	26,770	27,162	26,340	17,870	27,781
Investing activities	(11,729)	(22,201)	(27,185)	(26,430)	(13,800)
Financing activities	(11,551)	(2,598)	(495)	6,448	(13,257)
Balance Sheet Data (at period end):
Cash	$8,235	$4,824	$2,441	$3,740	$5,858
Working capital	53,252	47,598	42,332	12,621	32,444
Total assets	192,310	185,918	171,665	154,947	132,576
Total debt	32,500	34,000	32,000	28,000	18,500
Stockholders' equity	137,876	131,056	119,675	107,535	94,254

(1)
During the year ended September 30, 2013, we recorded non-cash intangible asset impairment charges of $124 ($78 after tax, or $0.01 per diluted share) related to certain tradenames. During the year ended September 30, 2012, we recorded a non-cash intangible asset impairment charge of $850 ($551 after tax, or $0.06 per diluted share) related to the consolidation of certain brands. During the year ended September 30, 2009, we recorded non-cash goodwill impairment charges of $37,519 ($27,288 after tax, or $2.52 per diluted share) related to our branded and natural food markets reporting units and we recorded non-cash intangible asset impairment charges of $975 ($599 after tax, or $0.06 per diluted share) related to certain tradenames.

(2)
"Adjusted EBITDA" (a non-GAAP measure) is defined as earnings before net interest and other expense, taxes, depreciation, amortization and goodwill and intangible asset impairments. Adjusted EBITDA has some inherent limitations in measuring operating performance due to the exclusion of certain financial elements such as depreciation and amortization and is not necessarily comparable to other similarly-titled captions of other companies due to potential inconsistencies in the method of calculation. Furthermore, Adjusted EBITDA is not intended to be a substitute for cash flows from operating activities, as a measure of liquidity or an alternative to net income in determining our operating performance in accordance with United States generally accepted accounting principles. Our use of an EBITDA-based metric should be considered within the following context:

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

        The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA for each period included herein:

	Year Ended September 30,
	2013	2012	2011	2010	2009
	(dollars in thousands)
Net income (loss)	$17,008	$15,767	$15,718	$16,383	$(14,636)
Provision (benefit) for income taxes	9,765	8,408	8,451	9,955	(2,645)
Interest and other expense, net(1)	1,360	1,497	1,140	550	1,104
Depreciation and amortization	9,791	8,777	8,052	7,374	6,631
Impairment of goodwill and intangible assets(2)	124	850	—	—	38,494

Adjusted EBITDA	$38,048	$35,299	$33,361	$34,262	$28,948

Percentage of net sales	18.3%	17.6%	17.7%	19.0%	17.8%

(1)
Includes amortization of deferred financing fees.

(2)
During the year ended September 30, 2013, we recorded non-cash intangible asset impairment charges of $124 ($78 after tax, or $0.01 per diluted share) related to certain tradenames. During the year ended September 30, 2012, we recorded a non-cash intangible asset impairment charge of $850 ($551 after tax, or $0.06 per diluted share) related to the consolidation of certain brands. During the year ended September 30, 2009, we recorded non-cash goodwill impairment charges of $37,519 ($27,288 after tax, or $2.52 per diluted share) related to our branded and natural food markets reporting units and we recorded non-cash intangible asset impairment charges of $975 ($599 after tax, or $0.06 per diluted share) related to certain tradenames.

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

        We manufacture and/or distribute one of the broadest branded product lines in the industry with approximately 7,500 SKUs, including approximately 1,000 SKUs sold internationally. We believe that as a result of our emphasis on innovation, quality, loyalty, education and customer service, our brands are widely recognized in health and natural food stores and among their customers.

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

        The ongoing uncertainty in general and economic conditions may continue to impact retail and consumer demand, as well as the market price of our common stock, and could negatively impact our future operating performance, cash flow and/or stock price and could result in additional goodwill and/or intangible asset impairment charges being recorded in future periods. Also, we periodically review our brands to achieve marketing, sales and operational synergies. These reviews could result in additional brands being consolidated or discontinued and could result in additional intangible asset impairment charges being recorded in future periods. Additional goodwill and/or intangible asset impairment charges could materially impact our consolidated financial statements. There were no at-risk reporting units at September 30, 2013. The valuation of goodwill and intangible assets is subject to a high degree of judgment, uncertainty and complexity.

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

Results of Operations

        The following table sets forth certain Consolidated Statements of Operations data as a percentage of net sales for the periods indicated:

	Year Ended September 30,
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	50.6	50.1	49.4

Gross profit	49.4	49.9	50.6
Selling, general and administrative	34.7	35.6	36.3
Amortization of intangible assets	1.1	1.0	0.8
Impairment of intangible assets	0.1	0.5	—

Income from operations	13.5	12.8	13.5
Interest and other expense, net	0.6	0.7	0.6

Income before provision for income taxes	12.9	12.1	12.9
Provision for income taxes	4.7	4.2	4.5

Net income	8.2%	7.9%	8.4%

Comparison of Fiscal 2013 to Fiscal 2012

        Net Sales.    Net sales increased by $8.0 million, or 4.0%, to $208.4 million for fiscal 2013 from $200.4 million for fiscal 2012. Net sales of branded nutritional supplements and other natural products increased by $5.5 million, or 3.0%, to $188.9 million for fiscal 2013 compared to $183.4 million for fiscal 2012. The increase in net sales of branded nutritional supplements and other natural products was primarily related to price increases of $3.1 million and the net sales contributions of the fiscal 2012 and fiscal 2013 acquisitions. Other net sales increased by $2.5 million, or 14.7%, to $19.5 million for fiscal 2013 compared to $17.0 million for fiscal 2012. The increase in other net sales was primarily related to the net sales contributions of the fiscal 2012 acquisitions.

        Gross Profit.    Gross profit increased by $2.9 million, or 2.9%, to $102.9 million for fiscal 2013 from $100.0 million for fiscal 2012. This increase in gross profit was primarily attributable to the increase in net sales. As a percentage of net sales, gross profit decreased to 49.4% for fiscal 2013 from 49.9% for fiscal 2012. This decrease in gross profit percentage was primarily attributable to increased material costs due to vendor price increases and, to a lesser extent, changes in sales mix.

        Selling, General and Administrative.    Selling, general and administrative expenses increased by $1.0 million, or 1.4%, to $72.4 million for fiscal 2013 from $71.4 million for fiscal 2012. This increase in selling, general and administrative expenses was primarily attributable to operational and transition costs related to the fiscal 2012 and fiscal 2013 acquisitions. As a percentage of net sales, selling, general and administrative expenses decreased to 34.7% for fiscal 2013 compared to 35.6% for fiscal 2012. This decrease in selling, general and administrative expenses as a percentage of net sales was primarily attributable to the increase in net sales, which allowed us to better leverage our cost structure.

        Amortization of Intangible Assets.    Amortization of intangible assets was $2.2 million for fiscal 2013 and $2.0 million for fiscal 2012. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

        Impairment of Intangible Assets.    In performing our annual impairment testing on September 30, 2013, we determined that for certain of our indefinite-lived tradenames, there had been an increase in the probability that these tradenames could be consolidated into other existing tradenames in the future. As a result, we determined these tradenames with a total carrying value of $0.9 million should now be assigned finite useful lives. In accordance with Accounting Standards Codification ("ASC") 350, these tradenames were first tested for impairment as indefinite-lived intangible assets resulting in non-cash intangible asset impairment charges of $0.1 million ($0.1 million after tax, or $0.01 per diluted share). The remaining carrying values totaling $0.8 million were reclassified to amortizable intangible assets as of September 30, 2013 with a weighted-average amortization period of 13 years.

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

        Interest and Other Expense, Net.    Net interest and other expense was $1.4 million for fiscal 2013 and $1.5 million for fiscal 2012 and primarily consisted of interest expense on indebtedness under our revolving credit facility.

        Provision for Income Taxes.    Our effective tax rate was 36.5% for fiscal 2013 and 34.8% for fiscal 2012. The increase in the effective tax rate was primarily related to an increase in foreign taxes.

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

Selected Quarterly Financial Data; Seasonality

        The following table sets forth certain quarterly financial data for fiscal 2013 and fiscal 2012. This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements and, in our opinion, reflects all normally recurring adjustments necessary for fair presentation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal 2013				Fiscal 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands, except per share data: unaudited)
Net sales	$49,744	$56,583	$50,814	$51,256	$46,628	$53,871	$49,607	$50,261
Gross profit	24,141	28,150	24,879	25,709	23,258	26,988	24,729	24,979
Net income	3,494	5,536	3,842	4,136	3,411	4,830	3,352	4,174
Net income per common share:
Basic	$0.36	$0.57	$0.39	$0.42	$0.34	$0.49	$0.34	$0.42
Diluted	$0.36	$0.57	$0.39	$0.42	$0.34	$0.49	$0.34	$0.42

        We believe that our business is characterized by minor seasonality. However, sales to any particular customer can vary substantially from one quarter to the next based on such factors as industry trends, timing of promotional discounts, international economic conditions and acquisition-related activities. Excluding the effect of acquisitions, we have historically recorded higher branded products sales volume during the second fiscal quarter due to increased interest in health-related products among consumers following the holiday season. The fiscal 2013 acquisitions were completed during the third and fourth quarters and the fiscal 2012 acquisitions were completed during the first, second and third quarters.

Liquidity and Capital Resources

        As of September 30, 2013, we had cash of $8.2 million. Net cash provided by operating activities was $26.8 million, $27.2 million and $26.3 million for the years ended September 30, 2013, 2012 and 2011, respectively.

        Net cash used in investing activities was $11.7 million, $22.2 million and $27.2 million for the years ended September 30, 2013, 2012 and 2011, respectively. Our investing activities during these periods consisted of acquisitions of businesses and capital expenditures.

        During the year ended September 30, 2013, we made four acquisitions of businesses. On April 1, 2013, we acquired certain operating assets of Tri Medica International, Inc. On May 17, 2013, we acquired certain operating assets of LC Nutrition and Vitamin House. On August 7, 2013, we acquired certain operating assets of Simplers Botanical Company, LLC. On August 21, 2013, we acquired certain operating assets of Jordan Naturals Company, Inc. The aggregate purchase price of these acquisitions was $3.4 million in cash.

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

        The fiscal 2013 and fiscal 2012 acquisitions were financed primarily using borrowings under our revolving credit facility, as well as cash provided by operating activities. These acquisitions are in keeping with our business strategy of consolidating the fragmented industry where we compete and acquiring nutritional brands with products we currently do not sell. The expected long-term sales and expense synergies of acquired businesses are generally not realized immediately following acquisition as certain transition and integration matters must be completed.

        Capital expenditures during the years ended September 30, 2013, 2012 and 2011 related primarily to buildings, building improvements related to facility consolidation efforts, distribution and manufacturing equipment and information systems.

        Net cash used in financing activities was $11.6 million, $2.6 million and $0.5 million for the years ended September 30, 2013, 2012 and 2011, respectively. Our financing activities during these periods consisted primarily of borrowings and repayments under our revolving credit facility related to operating needs, payments of deferred financing fees, purchases of common stock for treasury and proceeds from the issuance of common stock. Also, in December 2012, our Board of Directors declared a special cash dividend of $1.00 per share for all shares of common stock. This special cash dividend totaled $9.8 million and was paid on December 28, 2012 to stockholders of record on December 21, 2012.

        In October 2007, we registered a direct stock purchase plan with the Securities and Exchange Commission. The purpose of this direct stock purchase plan is to provide a convenient way for existing stockholders, as well as new investors, to purchase shares of our common stock. A total of 1,500,000 shares of our common stock were registered under the plan with 11,677 and 15,142 shares purchased during the years ended September 30, 2013 and 2012, respectively. As of September 30, 2013, there were 1,385,505 shares of common stock available for purchase under this plan.

        On December 17, 2010, we amended and restated our revolving credit facility (the "Restated Credit Agreement"). The Restated Credit Agreement extends the term of the credit facility to December 2015, resets the available credit borrowings to $90.0 million with no automatic reductions and provides an accordion feature which can increase the available credit borrowings to $120.0 million, subject to approval by the lenders and compliance with certain covenants and conditions. The lenders under the Restated Credit Agreement are Rabobank International and Wells Fargo. To date, we have not experienced any difficulties in accessing the available funds under the Restated Credit Agreement. Deferred financing fees of $0.9 million related to the Restated Credit Agreement are being amortized over the term of the Restated Credit Agreement.

        At September 30, 2013, we had outstanding revolving credit borrowings of $32.5 million under the Restated Credit Agreement. Borrowings under the Restated Credit Agreement are collateralized by substantially all of our assets. At our election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At September 30, 2013, the applicable weighted-average interest rate for outstanding borrowings was 2.25%. We are also required to pay a quarterly fee of 0.50% on the unused balance under the Restated Credit Agreement. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The Restated Credit Agreement matures on December 15, 2015, and we are required to repay all principal and interest outstanding under the Restated Credit Agreement on such date.

        The Restated Credit Agreement contains restrictive covenants, including restrictions on incurring other indebtedness and requirements that we maintain certain financial ratios. As of September 30, 2013, we were in compliance with these restrictive covenants. Upon the occurrence of a default or an event of default, the lenders have various remedies or rights, which may include proceeding against the collateral or requiring us to repay all amounts outstanding under the Restated Credit Agreement.

        A key component of our business strategy is to seek to make additional acquisitions, which may require that we obtain additional financing, which could include the incurrence of substantial additional indebtedness. We believe that borrowings under the Restated Credit Agreement or a replacement credit facility, together with cash flows from operations, will be sufficient to make required payments under the Restated Credit Agreement or any such replacement facility, and to make anticipated capital expenditures and fund working capital needs for fiscal 2014.

        Our significant non-cancelable contractual obligations and other commitments as of September 30, 2013 were as follows:

	Payments Due By Period
Contractual Obligations and Other Commitments	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(dollars in thousands)
Debt	$32,500	$—	$32,500	$—	$—
Interest on debt(a)	2,316	1,049	1,267	—	—
Operating leases	5,821	3,149	2,131	502	39

Total	$40,637	$4,198	$35,898	$502	$39

(a)
Represents estimated interest obligations associated with our outstanding revolving credit facility balance of $32.5 million at September 30, 2013, assuming no principal payments are made before maturity, a weighted-average interest rate of 2.25% and an underutilization fee of 0.50%.

New Accounting Standards

        In June 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance which is included in ASC 220, "Comprehensive Income." This guidance no longer allows comprehensive income to be presented as a component of the statement of stockholders' equity but instead requires comprehensive income to be presented either in a continuous statement of comprehensive income or in two separate but consecutive statements. This guidance was effective for us as of October 1, 2012 and did not have an impact on our consolidated results of operations.

        In September 2011, the FASB issued authoritative guidance, which is included in ASC 350, "Intangibles—Goodwill and Other". This guidance simplifies how goodwill is tested for impairment by first allowing an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance was effective for us as of October 1, 2012 and did not have a material impact on our Consolidated Financial Statements.

        In July 2012, the FASB issued further authoritative guidance, which is also included in ASC 350. This guidance allows a Company to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. This guidance was effective for us as of October 1, 2012 and did not have a material impact on our Consolidated Financial Statements.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        At our election, borrowings under the Restated Credit Agreement bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At September 30, 2013, the applicable weighted-average interest rate for borrowings was 2.25% and we had total borrowings outstanding of $32.5 million. A hypothetical 100 basis point change in interest rates would not have had a material impact on our reported net income or cash flows in fiscal 2013, 2012 or 2011.

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

        As required by SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on this evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2013.

        Management's Report on Internal Control over Financial Reporting.    We are responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). In order to evaluate the effectiveness of internal control over financial reporting, we conducted an assessment as of September 30, 2013, based on the criteria in Internal Control—Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

        Based on our assessment, we have concluded that, as of September 30, 2013, we did maintain effective internal controls over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the COSO. The effectiveness of our internal control over financial reporting as of September 30, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information required by this item with respect to our directors, our audit committee, our audit committee financial expert and procedures by which stockholders may recommend nominees to the board of directors is set forth under the heading "The Board of Directors" in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed with the SEC within 120 days of the end of our fiscal year, which information is incorporated herein by reference. Information required by this item regarding our executive officers is included in Part I of this Annual Report on Form 10-K under the heading "Business—Executive Officers." Information required by this item with respect to Section 16(a) beneficial ownership reporting compliance is set forth in the Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of November 2013.

NUTRACEUTICAL INTERNATIONAL CORPORATION
By:	/s/ FRANK W. GAY II Frank W. Gay II Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 26th day of November 2013.

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

Nutraceutical International Corporation

Index to Consolidated Financial Statements

Page
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at September 30, 2013 and 2012	F-3
Consolidated Statements of Operations and Comprehensive Income for the years ended September 30, 2013, 2012 and 2011	F-4
Consolidated Statements of Cash Flows for the years ended September 30, 2013, 2012 and 2011	F-5
Consolidated Statements of Stockholders' Equity for the years ended September 30, 2013, 2012 and 2011	F-6
Notes to Consolidated Financial Statements	F-7
Schedule to Consolidated Financial Statements:
For the years ended September 30, 2013, 2012 and 2011
Schedule II—Valuation and Qualifying Accounts

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Nutraceutical International Corporation:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Nutraceutical International Corporation and its subsidiaries at September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Salt Lake City, UT
November 26, 2013

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	September 30,
	2013	2012
Assets
Current assets:
Cash	$8,235	$4,824
Accounts receivable, net	13,697	13,590
Inventories	49,329	46,073
Prepaid expenses and other current assets	2,393	2,295
Deferred income taxes	1,394	1,486

Total current assets	75,048	68,268
Property, plant and equipment, net	76,214	75,454
Goodwill	15,821	14,752
Intangible assets, net	19,080	19,874
Deferred income taxes, net	4,834	5,953
Other non-current assets	1,313	1,617

Total assets	$192,310	$185,918

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$14,329	$12,838
Accrued expenses	7,467	7,832

Total current liabilities	21,796	20,670
Long-term debt	32,500	34,000
Other non-current liabilities	138	192

Total liabilities	54,434	54,862

Commitments and contingencies (Notes 10, 15 and 17)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; issued and outstanding—none	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 9,842,602 shares issued and 9,842,302 shares outstanding at September 30, 2013; 9,840,045 shares issued and 9,839,145 shares outstanding at September 30, 2012	98	98
Additional paid-in capital	15,126	15,400
Retained earnings	122,458	115,235
Accumulated other comprehensive income	201	338
Treasury stock	(7)	(15)

Total stockholders' equity	137,876	131,056

Total liabilities and stockholders' equity	$192,310	$185,918

The accompanying notes are an integral part of these consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(dollars in thousands, except per share data)

	Years ended September 30,
	2013	2012	2011
Net sales	$208,397	$200,367	$188,070
Cost of sales	105,518	100,413	92,877

Gross profit	102,879	99,954	95,193

Operating expenses:
Selling, general and administrative	72,413	71,425	68,230
Amortization of intangible assets	2,209	2,007	1,654
Impairment of intangible assets	124	850	—

	74,746	74,282	69,884

Income from operations	28,133	25,672	25,309
Interest and other expense, net	1,360	1,497	1,140

Income before provision for income taxes	26,773	24,175	24,169
Provision for income taxes	9,765	8,408	8,451

Net income	$17,008	$15,767	$15,718
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(137)	26	39

Comprehensive income	$16,871	$15,793	$15,757

Net income per common share:
Basic	$1.74	$1.59	$1.52
Diluted	1.73	1.59	1.51
Weighted average common shares outstanding:
Basic	9,783,300	9,916,603	10,322,177
Dilutive effect of stock options	24,558	17,394	63,406

Diluted	9,807,858	9,933,997	10,385,583

The accompanying notes are an integral part of these consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years ended September 30,
	2013	2012	2011
Cash flows from operating activities:
Net income	$17,008	$15,767	$15,718
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,791	8,777	8,052
Amortization of deferred financing fees	184	184	157
Impairment of intangible assets	124	850	—
Losses on disposals of property, plant and equipment	5	1	15
Tax benefit from stock option exercises	(453)	(244)	(329)
Deferred income taxes, net	1,211	1,223	2,893
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	10	328	(2,159)
Inventories	(2,625)	(3,396)	2,477
Prepaid expenses and other current assets	401	2,708	(1,384)
Other non-current assets	100	(100)	324
Accounts payable	1,491	946	1,271
Accrued expenses	(423)	(7)	(327)
Other non-current liabilities	(54)	125	(368)

Net cash provided by operating activities	26,770	27,162	26,340

Cash flows from investing activities:
Purchases of property, plant and equipment	(8,347)	(9,953)	(12,405)
Acquisitions of businesses	(3,382)	(12,248)	(14,780)

Net cash used in investing activities	(11,729)	(22,201)	(27,185)

Cash flows from financing activities:
Proceeds from debt	13,000	10,000	20,500
Payments on debt	(14,500)	(8,000)	(16,500)
Payments of deferred financing fees	—	—	(878)
Proceeds from issuances of common stock	2,391	721	775
Purchases of common stock for treasury	(3,110)	(5,563)	(4,721)
Dividends paid on common stock	(9,785)	—	—
Tax benefit from stock option exercises	453	244	329

Net cash used in financing activities	(11,551)	(2,598)	(495)

Effect of exchange rate changes on cash	(79)	20	41

Net increase (decrease) in cash	3,411	2,383	(1,299)
Cash at beginning of year	4,824	2,441	3,740

Cash at end of year	$8,235	$4,824	$2,441

The accompanying notes are an integral part of these consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(dollars in thousands)

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-In Capital	Retained Earnings		Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at October 1, 2010	10,351,740	$104	$23,408	$83,750	$273	$—	$107,535
Net income	—	—	—	15,718	—	—	15,718
Other comprehensive income					39		39
Issuances of common stock	108,965	1	774	—	—	—	775
Tax benefit from stock option exercises	—	—	329	—	—	—	329
Purchases of common stock for treasury	—	—	—	—	—	(4,721)	(4,721)
Retirement of common stock in treasury	(335,771)	(4)	(4,717)	—	—	4,721	—

Balance at September 30, 2011	10,124,934	101	19,794	99,468	312	—	119,675
Net income	—	—	—	15,767	—	—	15,767
Other comprehensive income					26		26
Issuances of common stock	131,347	1	906	—	—	—	907
Tax benefit from stock option exercises	—	—	244	—	—	—	244
Purchases of common stock for treasury	—	—	—	—	—	(5,563)	(5,563)
Retirement of common stock in treasury	(416,236)	(4)	(5,544)	—	—	5,548	—

Balance at September 30, 2012	9,840,045	98	15,400	115,235	338	(15)	131,056
Net income	—	—	—	17,008	—	—	17,008
Other comprehensive loss					(137)		(137)
Issuances of common stock	187,177	2	2,389	—	—	—	2,391
Tax benefit from stock option exercises	—	—	453	—	—	—	453
Dividends paid on common stock				(9,785)			(9,785)
Purchases of common stock for treasury	—	—	—	—	—	(3,110)	(3,110)
Retirement of common stock in treasury	(184,620)	(2)	(3,116)	—	—	3,118	—

Balance at September 30, 2013	9,842,602	$98	$15,126	$122,458	$201	$(7)	$137,876

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

        Fair Value of Financial Instruments—The Company believes that the fair values of financial instruments, including cash, accounts receivable, accounts payable and debt, approximated their respective book values at September 30, 2013 and 2012. The book values of cash, accounts receivable and accounts payable approximated their fair values based on their short-term nature. Estimated fair values for debt have been determined based on borrowing rates currently available to the Company for bank loans with similar terms and maturities and are classified as Level 2 (significant observable inputs other than quoted prices) in the Financial Accounting Standards Board's ("FASB") fair value hierarchy.

        Cash—The majority of the Company's cash was held by one bank at September 30, 2013. As a result of this concentration, the Company's cash balances frequently exceed federally insured limits. The Company does not believe it is subject to any other unusual risks as a result of this concentration other than those normally associated with commercial banking relationships.

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

        Inventories—Branded inventories included freight-in, materials, labor and overhead costs and were stated at the lower of cost or market, cost being determined by a moving weighted average. Neighborhood natural food markets and health food stores inventories were accounted for using the retail method. Valuation adjustments are made for slow moving, obsolete and/or damaged inventory based on a periodic analysis of individual inventory items, including an evaluation of historical usage and/or movement, age, expiration date and general condition.

        Property, Plant and Equipment—Property, plant and equipment were stated at cost, less accumulated depreciation and amortization. Depreciation and amortization were provided using the straight-line method over the estimated useful lives of the respective assets. Expenditures for renewals and betterments were capitalized, while maintenance and repairs were charged to operations in the periods incurred. Upon sale or disposal of an asset, the historical cost and related accumulated depreciation or amortization of such asset were removed from their respective accounts and any gain or loss was recorded in the Consolidated Statements of Operations and Comprehensive Income.

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

        Shipping and Handling Costs—The Company incurred shipping and handling costs related to third party freight charges, as well as internal warehousing and order fulfillment costs. These costs were classified as selling, general and administrative expenses and totaled $14,222, $13,658 and $11,563 for the years ended September 30, 2013, 2012 and 2011, respectively.

        Research and Development—The Company expensed research and development costs as incurred. For the years ended September 30, 2013, 2012 and 2011, the Company incurred $3,388, $3,625 and $3,935, respectively, in research and development expenditures.

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

        New Accounting Standards—In June 2011, the FASB issued authoritative guidance which is included in Accounting Standards Codification ("ASC") 220, "Comprehensive Income." This guidance no longer allows comprehensive income to be presented as a component of the statement of stockholders' equity but instead requires comprehensive income to be presented either in a continuous statement of comprehensive income or in two separate but consecutive statements. This guidance was effective for the Company as of October 1, 2012 and did not have an impact on the Company's results of operations.

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

3. Acquisitions

        During the year ended September 30, 2013, the Company made four acquisitions of businesses. On April 1, 2013, the Company acquired certain operating assets of Tri Medica International, Inc. On May 17, 2013, the Company acquired certain operating assets of LC Nutrition and Vitamin House. On August 7, 2013, the Company acquired certain operating assets of Simplers Botanical Company, LLC.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

3. Acquisitions (Continued)

On August 21, 2013, the Company acquired certain operating assets of Jordan Naturals Company, Inc. The aggregate purchase price of these acquisitions was $3,382 in cash.

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

        These acquisitions are in keeping with the Company's business strategy of consolidating the fragmented industry where it competes. These acquisitions were accounted for using the acquisition method of accounting. Accordingly, the aggregate purchase price was assigned to the assets acquired based on their fair values at the respective dates of acquisition. The excess of aggregate purchase price over the fair values of the assets acquired was classified as goodwill (Note 7). The goodwill relates to expected synergies from these acquisitions. The Consolidated Statements of Operations and Comprehensive Income and Consolidated Statements of Cash Flows presented herein include the activities of these acquired businesses from their respective dates of acquisition.

        The following reflects the final allocation of the aggregate purchase prices for the fiscal 2013 and fiscal 2012 acquisitions to the aggregate assets acquired:

	Fiscal 2013 Acquisitions	Fiscal 2012 Acquisitions
Aggregate assets acquired:
Current assets	$794	$3,213
Property, plant and equipment	—	178
Goodwill	1,069	5,899
Intangible assets	1,519	2,958

	$3,382	$12,248

        The fiscal 2013 and fiscal 2012 acquired intangible assets included intangible assets totaling $1,519 and $2,958, respectively, related to trademarks, tradenames, customer relationships and non-compete agreements, which are being amortized over a period of two to fifteen years for financial statement purposes. The acquired intangible assets related to the fiscal 2013 and the fiscal 2012 acquisitions are expected to be deductible for tax purposes over fifteen years. Goodwill, which is not subject to amortization for financial statement purposes, of $1,069 related to the fiscal 2013 acquisitions and $5,899 related to the fiscal 2012 acquisitions is expected to be deductible for tax purposes over fifteen years.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

4. Accounts Receivable

        Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	September 30,
	2013	2012
Accounts receivable	$15,349	$15,478
Less allowances	(1,652)	(1,888)

	$13,697	$13,590

5. Inventories

        Inventories were comprised of the following:

	September 30,
	2013	2012
Raw materials	$18,221	$16,394
Work-in-process	6,048	5,152
Finished goods	25,060	24,527

	$49,329	$46,073

6. Property, Plant and Equipment

        Property, plant and equipment, net of accumulated depreciation and amortization, were comprised of the following:

		September 30,
	Estimated Useful Life in Years
		2013	2012
Land	—	$8,379	$8,354
Buildings	30	68,604	66,329
Leasehold improvements	1 - 7	2,948	2,739
Furniture, fixtures and equipment	3 - 10	58,116	53,868

		138,047	131,290
Less accumulated depreciation and amortization		(61,833)	(55,836)

		$76,214	$75,454

        At September 30, 2013 and 2012, the Company had no equipment under capital leases. Substantially all property, plant and equipment of the Company collateralized its debt obligations (Note 9).

        Depreciation and amortization of property, plant and equipment totaled $7,582, $6,770 and $6,398 for the years ended September 30, 2013, 2012 and 2011, respectively.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

7. Goodwill and Intangible Assets

        Goodwill and indefinite-lived intangible assets are tested annually for impairment and are tested for impairment between annual tests if an event occurs that would cause the Company to believe that value is impaired. The Company performs its annual impairment testing as of September 30 each year, which is the last day of the Company's fiscal year. Amortizable intangible assets are reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. There were no at-risk reporting units at September 30, 2013.

        The changes in the carrying amount of goodwill for the years ended September 30, 2012 and 2013 were as follows:

Goodwill
Balance as of October 1, 2011
Goodwill	$49,247
Accumulated impairment losses	(40,394)

8,853
Goodwill attributable to fiscal 2012 acquisitions	5,899

Balance as of September 30, 2012
Goodwill	55,146
Accumulated impairment losses	(40,394)

14,752
Goodwill attributable to fiscal 2013 acquisitions	1,069

Balance as of September 30, 2013
Goodwill	56,215
Accumulated impairment losses	(40,394)

$15,821

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

7. Goodwill and Intangible Assets (Continued)

        The carrying amounts of intangible assets at September 30, 2013 and 2012 were as follows:

	September 30, 2013			September 30, 2012
							Weighted- Average Amortization Period (Years)
	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount
Intangible assets subject to amortization:
Trademarks/trade names/patents	$3,819	$(1,053)	$2,766	$2,674	$(778)	$1,896	13
Customer relationships/distribution rights/non-compete agreements	11,141	(5,150)	5,991	12,239	(5,519)	6,720	6
Developed software and technology	772	(772)	—	772	(772)	—	5

	15,732	(6,975)	8,757	15,685	(7,069)	8,616
Intangible assets not subject to amortization:
Trademarks/trade names/licenses	10,323	—	10,323	11,258	—	11,258

	$26,055	$(6,975)	$19,080	$26,943	$(7,069)	$19,874

(1)
Amounts include the impact of foreign currency translation adjustments.

        Aggregate amortization expense related to intangible assets subject to amortization totaled $2,209, $2,007 and $1,654 for the years ended September 30, 2013, 2012 and 2011, respectively.

        Estimated amortization expense related to intangible assets subject to amortization is as follows:

Year Ending September 30,	Estimated Amortization Expense
2014	$2,115
2015	1,933
2016	1,307
2017	949
2018	759
Thereafter	1,694

$8,757

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

7. Goodwill and Intangible Assets (Continued)

        In performing its annual impairment testing on September 30, 2013, the Company determined that for certain of its indefinite-lived tradenames, there had been an increase in the probability that these tradenames could be consolidated into other existing tradenames in the future. As a result, the Company determined these tradenames with a total carrying value of $907 should now be assigned finite useful lives. In accordance with ASC 350, these tradenames were first tested for impairment as indefinite-lived intangible assets resulting in non-cash intangible asset impairment charges of $124 ($78 after tax, or $0.01 per diluted share). The remaining carrying values totaling $783 were reclassified to amortizable intangible assets as of September 30, 2013 with a weighted-average amortization period of 13 years.

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

8. Accrued Expenses

        Accrued expenses were comprised of the following:

	September 30,
	2013	2012
Employee payroll, taxes, benefits and performance incentives	$5,396	$5,180
Other accrued expenses	2,071	2,652

	$7,467	$7,832

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

9. Debt

        Debt was comprised of the following:

	September 30,
	2013	2012
Long-term debt—revolving credit facility	$32,500	$34,000

        On December 17, 2010, the Company amended and restated its revolving credit facility (the "Restated Credit Agreement"). The Restated Credit Agreement extends the term of the credit facility to December 2015, resets the available credit borrowings to $90,000 with no automatic reductions and provides an accordion feature which can increase the available credit borrowings to $120,000, subject to approval by the lenders and compliance with certain covenants and conditions. The lenders under the Restated Credit Agreement are Rabobank International and Wells Fargo. To date, the Company has not experienced any difficulties in accessing the available funds under the Restated Credit Agreement. Deferred financing fees of $878 related to the Restated Credit Agreement are being amortized over the term of the Restated Credit Agreement.

        At September 30, 2013, the Company had outstanding revolving credit borrowings of $32,500 under the Restated Credit Agreement. Borrowings under the Restated Credit Agreement are collateralized by substantially all assets of the Company. At the Company's election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At September 30, 2013, the applicable weighted-average interest rate for outstanding borrowings was 2.25%. The Company is also required to pay a quarterly fee of 0.50% on the unused balance under the Restated Credit Agreement. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The Restated Credit Agreement matures on December 15, 2015, and the Company is required to repay all principal and interest outstanding under the Restated Credit Agreement on such date.

        The Restated Credit Agreement contains restrictive covenants, including restrictions on incurring other indebtedness and requirements that the Company maintain certain financial ratios. As of September 30, 2013, the Company was in compliance with the restrictive covenants. Upon the occurrence of a default or an event of default, the lenders have various remedies or rights, which may include proceeding against the collateral or requiring the Company to repay all amounts outstanding under the Restated Credit Agreement.

10. Lease Commitments and Obligations

        The Company leases retail, office, storage and warehouse space under non-cancelable operating leases, the last of which expires during fiscal 2019; however, the Company has negotiated extension options in many cases. These operating leases require the Company to pay all taxes, insurance and maintenance.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

10. Lease Commitments and Obligations (Continued)

        The following summarizes future minimum lease payments required under the Company's significant non-cancelable operating leases:

Year Ending September 30,	Minimum Lease Payments
2014	$3,149
2015	1,308
2016	823
2017	363
2018	139
Thereafter	39

$5,821

        Total rent expense incurred by the Company under significant non-cancelable operating leases was $2,236, $2,219 and $2,796 for the years ended September 30, 2013, 2012 and 2011, respectively.

11. Income Taxes

        The provision for income taxes was comprised of the following:

	Years Ended September 30,
	2013	2012	2011
Current:
Federal	$7,244	$6,296	$4,911
State	973	893	747
Foreign	300	—	—
Deferred:
Federal	1,079	1,034	2,395
State	169	185	398

	$9,765	$8,408	$8,451

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

11. Income Taxes (Continued)

        A summary of the composition of net deferred income tax assets and liabilities was as follows:

	September 30,
	2013	2012
Current Deferred Income Tax Assets
Accounts receivable reserves	$499	$541
Inventory valuation adjustments	646	477
Accrued liabilities	249	468

	$1,394	$1,486

Non-Current Deferred Income Tax Assets and Liabilities, net
Goodwill and other intangible assets	$4,674	$5,803
Property, plant and equipment	160	(39)
Other non-current liabilities	—	189

	$4,834	$5,953

        The differences between income taxes at the statutory federal income tax rate and income taxes reported in the Consolidated Statements of Operations and Comprehensive Income were as follows:

	Years Ended September 30,
	2013	2012	2011
Federal tax at statutory rate	$9,371	$8,454	$8,459
State taxes, net of federal benefit	743	701	745
Non-deductible expenses	154	119	153
Manufacturing benefit	(595)	(560)	(547)
Other	92	(306)	(359)

	$9,765	$8,408	$8,451

        As of September 30, 2013, the Company's liability related to unrecognized tax benefits was $0. As of September 30, 2012, the Company's liability related to unrecognized tax benefits was $57. The liability related to unrecognized tax benefits was recorded as a component of other non-current liabilities in the Company's Consolidated Balance Sheets. Interest related to unrecognized tax benefits is recorded as a component of interest and other expense in the Company's Consolidated Statements of Operations and Comprehensive Income. For the years ended September 30, 2013 and 2012, the Company recorded a net benefit of $5 and $0, respectively, for interest related to unrecognized tax benefits. The Company does not anticipate any significant changes in unrecognized tax benefits during the next twelve months.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

11. Income Taxes (Continued)

        During fiscal 2012 and fiscal 2013, the aggregate changes in the balance of unrecognized tax benefits were as follows:

Unrecognized Tax Benefits
Balance as of October 1, 2011	$107
Reductions due to lapsed statute of limitations	(50)

Balance as of September 30, 2012	57
Reductions due to lapsed statute of limitations	(57)

Balance as of September 30, 2013	$—

        The Company files income tax returns in the United States federal jurisdiction, various U.S. state jurisdictions and certain foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for fiscal years before 2010. The Company is no longer subject to examination in any U.S. state jurisdiction or foreign jurisdiction for fiscal years prior to 2008.

12. Capital Stock

        Description of Capital Stock—At September 30, 2013 and 2012, the Company had two authorized classes of stock: common stock and preferred stock, each with a par value of $0.01 per share. At September 30, 2013 and 2012, 5,000,000 shares of preferred stock were authorized with no shares issued or outstanding.

        Stock Option Plans—During the year ended September 30, 1998, the Company's Board of Directors adopted the 1998 Stock Incentive Plan. This plan provided for granting options to purchase common stock to executives, employees and consultants of the Company and its subsidiaries. Grants under this plan vested over a period of two to four years and expire no later than the tenth anniversary of the date of grant. In aggregate, 1,050,000 shares of common stock were reserved for issuance under this plan. As of September 30, 2013, options to purchase 32,500 shares of common stock were issued, outstanding and exercisable under this plan.

        During the year ended September 30, 1998, the Company's Board of Directors adopted the 1998 Non-Employee Director Stock Option Plan. This plan provided for granting options to purchase common stock to non-employee directors of the Company. Grants under this plan vested over a period of three years and expire no later than the tenth anniversary of the date of grant. In aggregate, 150,000 shares of common stock were reserved for issuance under this plan. As of September 30, 2013, options to purchase 10,000 shares of common stock were issued, outstanding and exercisable under this plan.

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

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

12. Capital Stock (Continued)

        On January 28, 2013, stockholders approved the Nutraceutical International Corporation 2013 Long-Term Equity Incentive Plan (the "2013 Plan") and the reservation of 800,000 shares of the Company's common stock for issuance under the 2013 Plan. Equity awards available under the 2013 Plan include stock options, stock appreciation rights and restricted stock awards. The 2013 Plan provides a means through which the Company may attract and retain key personnel, including non-executive directors, and provide a means for directors, officers, employees, consultants and advisors to acquire and maintain an equity interest in the Company. The 2013 Plan will be administered by the Compensation Committee of the Board of Directors of the Company, which has the authority to determine the terms of the awards, determine the number of shares of the Company's common stock to be covered by the awards and make such other determinations as necessary in administering the 2013 Plan. The 2013 Plan will terminate on the tenth anniversary of its effective date. As of September 30, 2013, no equity awards had been granted under the 2013 Plan.

        As of September 30, 2013, options to purchase an aggregate 42,500 shares of common stock were issued, outstanding and exercisable. The following table sets forth option activity under the 1998 Stock Incentive Plan and the 1998 Non-Employee Director Stock Option Plan for the years ended September 30, 2011, 2012 and 2013:

	Number of Options	Average Price Per Share	Aggregate Option Price
Outstanding at October 1, 2010	391,688	$9.64	$3,776
Exercised	(89,388)	5.59	(500)

Outstanding at September 30, 2011	302,300	10.84	3,276
Exercised	(84,300)	6.12	(516)

Outstanding at September 30, 2012	218,000	12.66	2,760
Exercised	(175,500)	12.44	(2,183)

Outstanding at September 30, 2013	42,500	13.59	$577

        Options granted were issued at exercise prices that represented the quoted market price of common stock at the respective grant dates. For the years ended September 30, 2013, 2012 and 2011, options to purchase 0, 26,250 and 13,125 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of these stock options were greater than the average share price of the Company's common stock and, therefore, the effect would have been antidilutive.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

12. Capital Stock (Continued)

        The following table sets forth data related to exercise prices and lives for all issued, outstanding and exercisable options as of September 30, 2013, which include grants made under the 1998 Stock Incentive Plan and the 1998 Non-Employee Director Stock Option Plan:

	September 30, 2013
	Options Outstanding		Options Exercisable
Range of Exercise Prices	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
$11.53 - $14.22
(Avg. life: 1.6 years)	42,500	$13.59	42,500	$13.59

        At September 30, 2013, the aggregate intrinsic value of stock options outstanding and exercisable was $432. The intrinsic value is the amount by which the market value of the underlying common stock exceeds the exercise price of the respective stock option.

        During the years ended September 30, 2013, 2012 and 2011, the Company received proceeds of $2,183, $516 and $500, respectively, related to the exercise of stock options and optionees realized aggregate pre-tax gains of $1,173, $590 and $854, respectively, from these stock option exercises.

        Share Purchase Program—Prior to fiscal 2013, the Company's Board of Directors approved a share purchase program authorizing the Company to buy up to 4,500,000 shares of common stock of the Company. During fiscal 2013, the Company purchased 184,020 shares at an aggregate price of $3,110. During fiscal 2012, the Company purchased 417,136 shares at an aggregate price of $5,563. During fiscal 2011, the Company purchased 335,771 shares at an aggregate price of $4,721. All shares of common stock held in treasury were retired prior to September 30 in the respective fiscal year of purchase except at September 30, 2013 and 2012 the Company held 300 shares and 900 shares of common stock in treasury, respectively. As of September 30, 2013, the Company was permitted to purchase up to 942,865 additional shares under its approved share purchase program. The shares available for repurchase at September 30, 2013 have no expiration date. The Company accounts for treasury shares using the cost method.

        Direct Stock Purchase Plan—In October 2007, the Company registered a direct stock purchase plan with the Securities and Exchange Commission. The purpose of this direct stock purchase plan is to provide a convenient way for existing stockholders, as well as new investors, to purchase shares of the Company's common stock. A total of 1,500,000 shares of the Company's common stock were registered under the plan with 11,677 and 15,142 shares purchased for the years ended September 30, 2013 and 2012, respectively. As of September 30, 2013, there were 1,385,505 shares of common stock available for purchase under this plan.

13. Dividends

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

        Net sales attributed to customers in the United States and foreign countries for the years ended September 30, 2013, 2012 and 2011 were as follows:

	Year Ended September 30,
	2013	2012	2011
United States	$180,934	$177,093	$167,434
Foreign countries	27,463	23,274	20,636

	$208,397	$200,367	$188,070

        Certain net sales attributed to customers in the United States are sold to customers who in turn may sell such products to customers in foreign countries while certain net sales attributed to customers in foreign countries are sold to customers who in turn may sell such products to customers in the United States.

        The Company's net sales by product group for the years ended September 30, 2013, 2012 and 2011 were as follows:

	Year Ended September 30,
	2013	2012	2011
Branded nutritional supplements and other natural products	$188,871	$183,347	$173,815
Other(1)	19,526	17,020	14,255

	$208,397	$200,367	$188,070

(1)
Net sales for any other product or group of similar products are less than 10% of consolidated net sales.

15. Employee Benefit Plans

        401(k) Plan—The Company has a 401(k) defined contribution profit sharing plan that covers substantially all employees. Under the plan, employees may contribute up to 75% of their compensation subject to certain exceptions and limitations. In addition, employees who meet certain age requirements may contribute additional amounts permitted by law under the plan. The Company makes matching contributions to the plan up to the first 4% of employee contributions and is permitted to make discretionary contributions under the plan. The amounts contributed to the plan by the Company were $911, $867 and $842 for the years ended September 30, 2013, 2012 and 2011, respectively.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

16. Supplemental Disclosure of Cash Flow Items

        Cash paid by the Company for interest was $1,178, $1,182 and $816 for the years ended September 30, 2013, 2012 and 2011, respectively. Cash paid by the Company for taxes was $8,135, $4,928 and $7,041 for the years ended September 30, 2013, 2012 and 2011, respectively.

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

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

18. Subsequent Event

        On October 16, 2013, the Company acquired certain operating assets of TCCD International, Inc. The primary assets acquired in this acquisition included accounts receivable, inventory, prepaid expenses, property, plant and equipment, trademarks/tradenames, customer relationships and goodwill. The aggregate purchase price of this acquisition was approximately $4,150 in cash. As of the date of these financial statements, the Company is determining the fair value of the acquired assets and the related allocation of the purchase price but deemed it impracticable to disclose the allocations due to the short time frame between the acquisition date and the date of this filing.

NUTRACEUTICAL INTERNATIONAL CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(dollars in thousands)
September 30, 2013
Deducted from related asset account:
Allowance for sales returns	$871	$4,023	$—	$4,106	$788
Allowance for doubtful accounts	1,017	—	—	153	864
September 30, 2012
Deducted from related asset account:
Allowance for sales returns	894	4,467	—	4,490	871
Allowance for doubtful accounts	1,171	—	—	154	1,017
September 30, 2011
Deducted from related asset account:
Allowance for sales returns	966	4,286	—	4,358	894
Allowance for doubtful accounts	1,135	45	—	9	1,171

EXHIBIT INDEX

Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation of Nutraceutical(1)
3.2	Form of By-laws of Nutraceutical(1)
4.1	Form of certificate representing Common Stock(1)
4.2	Amended and Restated Registration Agreement dated as of January 31, 1995 among Nutraceutical and certain of its stockholders(1)
10.1	Form of Indemnification Agreement(1)
10.2	1998 Stock Incentive Plan(1)
10.3	1998 Non-Employee Director Stock Option Plan(1)
10.4	Form of Agreement for Stock Options granted under the 1998 Stock Incentive Plan and 1998 Non-Employee Director Stock Option Plan(2)
10.5	First Amendment to Credit Agreement dated as of September 7, 2006 among Nutraceutical and its lenders(3)
10.6	Amended and Restated Credit Agreement dated as of December 17, 2010 among Nutraceutical and its lenders(4)
10.7	Nutraceutical International Corporation 2013 Long-Term Equity Incentive Plan(5)
10.8	Form of Nonqualified Stock Option Agreement under the 2013 Long-Term Equity Incentive Plan(5)
10.9	Form of Restricted Stock Award Agreement under the 2013 Long-Term Equity Incentive Plan(5)
10.10	Form of Nonqualified Stock Option Agreement for Non-Employee Directors under the 2013 Long-Term Equity Incentive Plan(5)
10.11	Form of Restricted Stock Award Agreement for Non-Employee Directors under the 2013 Long-Term Equity Incentive Plan(5)
11.1	Computation of earnings per share
The information required by Exhibit 11.1 is set forth on page F-4 of this Form 10-K.
21.1	Subsidiaries of Nutraceutical(6)
23.1	Consent of PricewaterhouseCoopers LLP(6)
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(6)
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(6)
101.INS	XBRL Instance Document(6)
101.SCH	XBRL Taxonomy Extension Schema Document(6)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(6)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(6)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document(6)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(6)

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

(6)
Filed herewith.