Form 10-Q
period 2013-12-31
NUTRACEUTICAL INTERNATIONAL CORP
filed 2014-01-30
CIK 1050007

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Quarterly Period Ended December 31, 2013

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

        At January 29, 2014, the registrant had 9,854,063 shares of common stock outstanding.

NUTRACEUTICAL INTERNATIONAL CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	December 31, 2013	September 30, 2013(1)
ASSETS
Current assets:
Cash	$6,107	$8,235
Accounts receivable, net	12,784	13,697
Inventories	52,496	49,329
Prepaid expenses and other current assets	2,713	2,393
Deferred income taxes	1,533	1,394

Total current assets	75,633	75,048
Property, plant and equipment, net	77,236	76,214
Goodwill	18,643	15,821
Intangible assets, net	20,829	19,080
Other non-current assets	1,289	1,313
Deferred income taxes, net	4,598	4,834

Total assets	$198,228	$192,310

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,007	$14,329
Accrued expenses	7,087	7,467

Total current liabilities	21,094	21,796
Long-term debt	34,500	32,500
Other non-current liabilities	154	138

Total liabilities	55,748	54,434

Stockholders' equity:
Common stock	99	98
Additional paid-in capital	15,575	15,126
Retained earnings	126,593	122,458
Accumulated other comprehensive income	213	201
Treasury stock	—	(7)

Total stockholders' equity	142,480	137,876

Total liabilities and stockholders' equity	$198,228	$192,310

(1)
The condensed consolidated balance sheet as of September 30, 2013 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended December 31,
	2013	2012
Net sales	$51,550	$49,744
Cost of sales	25,488	25,603

Gross profit	26,062	24,141
Operating expenses
Selling, general and administrative	18,581	17,764
Amortization of intangible assets	584	572

Income from operations	6,897	5,805
Interest and other expense, net	318	311

Income before provision for income taxes	6,579	5,494
Provision for income taxes	2,444	2,000

Net income	$4,135	$3,494
Other comprehensive income
Foreign currency translation adjustment, net of tax	12	5

Comprehensive income	$4,147	$3,499

Net income per common share
Basic	$0.42	$0.36
Diluted	0.42	0.36
Weighted average common shares outstanding
Basic	9,837,631	9,791,277
Dilutive effect of stock options	10,028	27,150

Diluted	9,847,659	9,818,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Three months ended December 31,
	2013	2012
Cash flows from operating activities:
Net income	$4,135	$3,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,638	2,402
Amortization of deferred financing fees	46	46
Losses on disposals of property, plant and equipment	1	—
Tax benefit from stock option exercises	(51)	(35)
Deferred income taxes, net	97	263
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	1,254	1,080
Inventories	(2,582)	827
Prepaid expenses and other current assets	(174)	407
Other non-current assets	(22)	(18)
Accounts payable	(322)	(567)
Accrued expenses	460	(1,072)
Other non-current liabilities	16	20

Net cash provided by operating activities	5,496	6,847

Cash flows from investing activities:
Acquisitions of businesses	(6,227)	—
Purchases of property, plant and equipment	(3,077)	(2,226)

Net cash used in investing activities	(9,304)	(2,226)

Cash flows from financing activities:
Proceeds from debt	7,500	8,500
Payments on debt	(5,500)	(2,500)
Proceeds from issuances of common stock	152	276
Purchases of common stock for treasury	(521)	(1,243)
Dividends paid on common stock	—	(9,785)
Tax benefit from stock option exercises	51	35

Net cash provided by (used in) financing activities	1,682	(4,717)

Effect of exchange rate changes on cash	(2)	20

Net decrease in cash	(2,128)	(76)
Cash at beginning of period	8,235	4,824

Cash at end of period	$6,107	$4,748

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

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring adjustments, to state fairly the consolidated financial position of the Company as of December 31, 2013, the results of its operations and cash flows for the three months ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America for interim financial information applied on a consistent basis. Results for the three months ended December 31, 2013 are not necessarily indicative of the results to be expected for the full fiscal year.

        Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Accordingly, these financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 30, 2013, which was filed with the Securities and Exchange Commission on November 26, 2013.

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

2. ACCOUNTS RECEIVABLE

        Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	December 31, 2013	September 30, 2013
Accounts receivable	$14,355	$15,349
Less allowances	(1,571)	(1,652)

	$12,784	$13,697

3. INVENTORIES

        Inventories were comprised of the following:

	December 31, 2013	September 30, 2013
Raw materials	$20,752	$18,221
Work-in-process	5,908	6,048
Finished goods	25,836	25,060

	$52,496	$49,329

4. ACQUISITIONS

        During the three months ended December 31, 2013, the Company made three acquisitions of businesses. On October 16, 2013, the Company acquired certain operating assets of TCCD International, Inc. On November 25, 2013, the Company acquired certain operating assets of Green Luxury Brands, Inc. On December 19, 2013, the Company acquired certain operating assets of Twinlab Corporation. The aggregate purchase price of these acquisitions was $6,227 in cash. During the three months ended December 31, 2012, the Company made no acquisitions of businesses.

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

Fiscal 2014 Acquisitions
Aggregate assets acquired:
Current assets	$1,072
Goodwill	2,822
Intangible assets	2,333

$6,227

        The acquired intangible assets totaling $2,333 related to trademarks, tradenames and customer relationships, which are being amortized over periods of two to twelve years for financial statement purposes, are expected to be deductible for tax purposes over fifteen years. Goodwill of $2,822, which is not subject to amortization for financial statement purposes, is expected to be deductible for tax purposes over fifteen years.

5. GOODWILL AND INTANGIBLE ASSETS

        The change in the carrying amount of goodwill from September 30, 2013 to December 31, 2013 was as follows:

Goodwill
Balance as of September 30, 2013
Goodwill	$56,215
Accumulated impairment losses	(40,394)

15,821
Goodwill attributable to fiscal 2014 acquisitions	2,822

Balance as of December 31, 2013
Goodwill	59,037
Accumulated impairment losses	(40,394)

$18,643

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

5. GOODWILL AND INTANGIBLE ASSETS (Continued)

        The carrying amounts of intangible assets at December 31, 2013 and September 30, 2013 were as follows:

	December 31, 2013			September 30, 2013
							Weighted- Average Amortization Period (Years)
	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount
Intangible assets subject to amortization:
Trademarks/tradenames/patents	$4,284	$(1,148)	$3,136	$3,819	$(1,053)	$2,766	13
Customer relationships/distribution rights/non-compete agreements	13,306	(5,639)	7,667	11,141	(5,150)	5,991	6
Developed software and technology	772	(772)	—	772	(772)	—	5

	18,362	(7,559)	10,803	15,732	(6,975)	8,757
Intangible assets not subject to amortization:
Trademarks/tradenames/licenses	10,026	—	10,026	10,323	—	10,323

	$28,388	$(7,559)	$20,829	$26,055	$(6,975)	$19,080

(1)
Amounts include the impact of foreign currency translation adjustments.

        Estimated future amortization expense related to the December 31, 2013 net carrying amount of $10,803 for intangible assets subject to amortization is as follows:

Year Ending September 30,	Estimated Amortization Expense
2014(1)	$1,843
2015	2,293
2016	1,654
2017	1,296
2018	1,105
Thereafter	2,612

$10,803

(1)
Estimated amortization expense for the year ending September 30, 2014 includes only amortization to be recorded after December 31, 2013.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

5. GOODWILL AND INTANGIBLE ASSETS (Continued)

        The ongoing uncertainty in general and economic conditions may continue to impact retail and consumer demand, as well as the market price of the Company's common stock, and could negatively impact the Company's future operating performance, cash flow and/or stock price and could result in goodwill and/or intangible asset impairment charges being recorded in future periods. Also, the Company periodically reviews its brands to achieve marketing, sales and operational synergies. These reviews could result in brands being consolidated or discontinued and could result in additional intangible asset impairment charges being recorded in future periods. Additional goodwill and/or intangible asset impairment charges could materially impact the Company's consolidated financial statements. The valuation of goodwill and intangible assets is subject to a high degree of judgment, uncertainty and complexity.

6. DEBT

        Debt was comprised of the following:

	December 31, 2013	September 30, 2013
Long-term debt—revolving credit facility	$34,500	$32,500

        The Company's debt is stated at book value which approximated its fair value at December 31, 2013 and September 30, 2013. Estimated fair values for debt have been determined based on borrowing rates currently available to the Company for bank loans with similar terms and maturities and are classified as Level 2 (significant observable inputs other than quoted prices) in the FASB's fair value hierarchy.

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

        At December 31, 2013, the Company had outstanding revolving credit borrowings of $34,500 under the Restated Credit Agreement. Borrowings under the Restated Credit Agreement are collateralized by substantially all assets of the Company. At the Company's election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At December 31, 2013, the applicable weighted-average interest rate for outstanding borrowings was 2.25%. The Company is also required to pay a quarterly fee of 0.50% on the unused balance under the Restated Credit Agreement. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The Restated Credit

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

6. DEBT (Continued)

Agreement matures on December 15, 2015, and the Company is required to repay all principal and interest outstanding under the Restated Credit Agreement on such date.

        The Restated Credit Agreement contains restrictive covenants, including limitations on incurring other indebtedness and requirements that the Company maintain certain financial ratios. As of December 31, 2013, the Company was in compliance with the restrictive covenants. Upon the occurrence of a default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring the Company to repay all amounts outstanding under the Restated Credit Agreement.

7. SHARE PURCHASES

        During the three months ended December 31, 2013 and 2012, the Company purchased 21,705 and 78,403 shares of common stock for an aggregate price of $521 and $1,243, respectively. All shares of common stock held in treasury were retired prior to December 31 in the respective quarter of purchase except at December 31, 2012 the Company held 2,000 shares of common stock in treasury. As of December 31, 2013, the Company was permitted to purchase up to 921,160 additional shares under its approved purchase plan. The Company accounts for treasury shares using the cost method.

8. STOCK OPTIONS AND OTHER EQUITY AWARDS

        The following table summarizes stock option activity during the three months ended December 31, 2013:

	Number of Options	Weighted-Average Exercise Price
Options outstanding and exercisable at September 30, 2013	42,500	$13.59
Exercised	(10,000)	11.53

Options outstanding and exercisable at December 31, 2013	32,500	14.22

        No options to purchase shares of common stock for the three months ended December 31, 2013 and 2012 were excluded from the computation of diluted earnings per share because the exercise prices of all stock options were less than the average share price of the Company's common stock.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

8. STOCK OPTIONS AND OTHER EQUITY AWARDS (Continued)

        During the three months ended December 31, 2013, the Company received proceeds of $115 related to the exercise of stock options. During this same period, the Company recorded a tax benefit of $51 and optionees realized an aggregate pre-tax gain of $133 from these stock option exercises. During the three months ended December 31, 2012, the Company received proceeds of $263 related to the exercise of stock options. During this same period, the Company recorded a tax benefit of $35 and optionees realized an aggregate pre-tax gain of $91 from these stock option exercises.

        On January 28, 2013, stockholders approved the Nutraceutical International Corporation 2013 Long-Term Equity Incentive Plan (the "2013 Plan") and the reservation of 800,000 shares of the Company's common stock for issuance under the 2013 Plan. Equity awards available under the 2013 Plan include stock options, stock appreciation rights and stock awards. In conjunction with the Company's fiscal 2013 incentive compensation (bonus) payments, 31,788 shares of the Company's common stock were issued. These non-cash stock awards were granted on December 11, 2013 at a fair value of $775, with fair value being determined by the closing price of the Company's common stock on the grant date. These stock awards were registered, unrestricted and fully vested on the grant date. As of December 31, 2013, 768,212 shares of the Company's common stock are available for issuance under the 2013 Plan.

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

        Net sales attributed to customers in the United States and foreign countries for the three months ended December 31, 2013 and 2012 were as follows:

	Three months ended December 31,
	2013	2012
United States	$45,323	$43,381
Foreign countries	6,227	6,363

	$51,550	$49,744

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

        The Company's net sales by product group for the three months ended December 31, 2013 and 2012 were as follows:

	Three months ended December 31,
	2013	2012
Branded nutritional supplements and other natural products	$46,972	$45,004
Other(1)	4,578	4,740

	$51,550	$49,744

(1)
Net sales for any other product or group of similar products are less than 10% of consolidated net sales.

11. SUBSEQUENT EVENT

        On January 15, 2014, the Company acquired certain operating assets of Peachtree Natural Foods, Inc. for approximately $2,900 in cash. The primary assets acquired in this acquisition included accounts receivable, inventory, prepaid expenses, trademarks/tradenames, customer relationships and goodwill. As of the date of these financial statements, the Company is determining the fair value of the acquired assets and the related allocation of the purchase price.

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

        We were formed in 1993 to effect a consolidation strategy in the fragmented vitamin, mineral, herbal and other nutritional supplements industry (the "VMS Industry"). Since our formation, we have completed numerous acquisitions of assets or stock of companies within the VMS Industry. As a result of acquisitions, internal growth and cost management, we believe that we are well positioned to continue to capitalize on acquisition opportunities that arise in the VMS Industry.

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

        Goodwill and Intangible Assets—Goodwill and intangible assets require estimates and a high degree of judgment in determining the initial recognition and measurement of goodwill and intangible assets, including factors and assumptions used in determining fair values and useful lives. The excess of purchase price over fair value of assets acquired in purchase transactions was classified as goodwill. Intangible assets with finite useful lives are amortized, while intangible assets with indefinite useful lives are not amortized. Amortizable intangible assets are reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis or between annual tests if an event occurs that would cause us to believe that value is impaired. The appropriateness of the indefinite-life classification of non-amortizable intangible assets is also reviewed as part of the annual testing or when circumstances warrant a change to a finite life. We perform our annual impairment testing as of September 30 each year, which is the last day of our fiscal year.

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

Results of Operations

        The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended December 31,
	2013	2012
Net sales	100.0%	100.0%
Cost of sales	49.4%	51.5%

Gross profit	50.6%	48.5%
Selling, general and administrative	36.1%	35.7%
Amortization of intangible assets	1.2%	1.1%

Income from operations	13.3%	11.7%
Interest and other expense, net	0.6%	0.7%

Income before provision for income taxes	12.7%	11.0%
Provision for income taxes	4.7%	4.0%

Net income	8.0%	7.0%

Adjusted EBITDA(1)	18.5%	16.5%

(1)
See "—Adjusted EBITDA."

Comparison of the Three Months Ended December 31, 2013 to the Three Months Ended December 31, 2012

        Net Sales.    Net sales increased by $1.9 million, or 3.6%, to $51.6 million for the three months ended December 31, 2013 ("first quarter of fiscal 2014") from $49.7 million for the three months ended December 31, 2012 ("first quarter of fiscal 2013"). Net sales of branded nutritional supplements and other natural products increased by $2.0 million, or 4.4%, to $47.0 million for the first quarter of fiscal 2014 compared to $45.0 million for the first quarter of fiscal 2013. The increase in net sales of branded nutritional supplements and other natural products was primarily related to price increases of $1.3 million and the net sales contributions of the fiscal 2013 and fiscal 2014 acquisitions, partially offset by a decrease in sales volume of branded products to certain customers. Other net sales were $4.6 million for the first quarter of fiscal 2014 and $4.7 million for the first quarter of fiscal 2013.

        Gross Profit.    Gross profit increased by $2.0 million, or 8.0%, to $26.1 million for the first quarter of fiscal 2014 from $24.1 million for the first quarter of fiscal 2013. This increase in gross profit was primarily attributable to the increase in net sales. As a percentage of net sales, gross profit was 50.6% for the first quarter of fiscal 2014 compared to 48.5% for the first quarter of fiscal 2013. This increase in gross profit percentage was primarily attributable to decreased manufacturing labor and overhead costs in certain manufacturing processes.

        Selling, General and Administrative.    Selling, general and administrative expenses increased by $0.8 million, or 4.6%, to $18.6 million for the first quarter of fiscal 2014 from $17.8 million for the first quarter of fiscal 2013. As a percentage of net sales, selling, general and administrative expenses were 36.1% for the first quarter of fiscal 2014 and 35.7% for the first quarter of fiscal 2013. This increase in selling, general and administrative expenses was primarily attributable to operational and transition costs related to the fiscal 2013 and fiscal 2014 acquisitions.

        Amortization of Intangible Assets.    Amortization of intangible assets was $0.6 million for both the first quarter of fiscal 2013 and fiscal 2014. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

        Interest and Other Expense, Net.    Net interest and other expense was $0.3 million for both the first quarter of fiscal 2013 and fiscal 2014 and primarily consisted of interest expense on indebtedness under our revolving credit facility.

        Provision for Income Taxes.    Our effective tax rate was 37.1% for the first quarter of fiscal 2014 and 36.4% for the first quarter of fiscal 2013. In each period, our effective tax rate was higher than the federal statutory rate primarily due to state taxes.

Adjusted EBITDA

        Adjusted EBITDA (a non-GAAP measure) is defined in our performance measures as earnings before net interest and other expense, taxes, depreciation and amortization. Adjusted EBITDA has some inherent limitations in measuring operating performance due to the exclusion of certain financial elements such as depreciation and amortization and is not necessarily comparable to other similarly-titled captions of other companies due to potential inconsistencies in the method of calculation. Furthermore, Adjusted EBITDA is not intended to be a substitute for cash flows from operating activities, as a measure of liquidity, or an alternative to net income in determining our operating performance in accordance with generally accepted accounting principles. Our use of an EBITDA-based metric should be considered within the following context:

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

        The following table sets forth a reconciliation of net income to Adjusted EBITDA for each period included herein:

	Three Months Ended December 31,
	2013	2012
	(dollars in thousands)
Net income	$4,135	$3,494
Provision for income taxes	2,444	2,000
Interest and other expense, net(1)	318	311
Depreciation and amortization	2,638	2,402

Adjusted EBITDA	$9,535	$8,207

(1)
Includes amortization of deferred financing fees.

        Our Adjusted EBITDA was $9.5 million for the first quarter of fiscal 2014 and $8.2 million for the first quarter of fiscal 2013. Adjusted EBITDA as a percentage of net sales was 18.5% for the first quarter of fiscal 2014 and 16.5% for the first quarter of fiscal 2013.

Seasonality

        We believe that our business is characterized by minor seasonality. However, sales to any particular customer or of any particular product can vary substantially from one quarter to the next based on such factors as industry trends, timing of promotional discounts, domestic and international economic conditions and acquisition-related activities. Excluding the effect of acquisitions, we have historically recorded higher branded products sales volume during the second fiscal quarter (January through March) due to increased interest in health-related products among consumers following the holiday season.

Liquidity and Capital Resources

        We had working capital of $54.5 million as of December 31, 2013 compared to $53.3 million as of September 30, 2013. The increase in working capital was primarily the result of an increase in inventories, partially offset by a decrease in cash.

        Net cash provided by operating activities for the three months ended December 31, 2013 was $5.5 million compared to $6.8 million for the comparable period in fiscal 2013. This decrease in net cash provided by operating activities for the three months ended December 31, 2013 was primarily attributable to changes in operating assets and liabilities.

        Net cash used in investing activities was $9.3 million for the three months ended December 31, 2013 compared to $2.2 million for the comparable period in fiscal 2013. Our investing activities during these periods consisted of acquisitions of businesses and capital expenditures. The capital expenditures primarily related to buildings, building improvements related to facility consolidation efforts, distribution and manufacturing equipment and information systems.

        During the three months ended December 31, 2013, we made three acquisitions of businesses. On October 16, 2013, we acquired certain operating assets of TCCD International, Inc. On November 25, 2013, we acquired certain operating assets of Green Luxury Brands, Inc. On December 19, 2013, we acquired certain operating assets of Twinlab Corporation. The aggregate purchase price of these acquisitions was $6.2 million in cash. During the three months ended December 31, 2012, we made no acquisitions of businesses.

        Net cash provided by financing activities was $1.7 million for the three months ended December 31, 2013 and net cash used in financing activities was $4.7 million for the comparable period in fiscal 2013. During these periods, financing activities primarily related to borrowings and repayments under our revolving credit facility, purchases of common stock for treasury and proceeds from the issuance of common stock related to stock option exercises and the direct stock purchase plan. Also, in December 2012, our board of directors declared a special cash dividend of $1.00 per share for all shares of common stock. This special cash dividend totaled $9.8 million and was paid on December 28, 2012.

        In October 2007, we registered a direct stock purchase plan with the Securities and Exchange Commission. The purpose of this direct stock purchase plan is to provide a convenient way for existing stockholders, as well as new investors, to purchase shares of our common stock. A total of 1,500,000 shares of our common stock were registered under the plan with 1,435 shares purchased during the three months ended December 31, 2013. As of December 31, 2013, there were 1,384,070 shares of common stock available for purchase.

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

        At December 31, 2013, we had outstanding revolving credit borrowings of $34.5 million under the Restated Credit Agreement. Borrowings under the Restated Credit Agreement are collateralized by substantially all of our assets. At our election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At December 31, 2013, the applicable weighted-average interest rate for outstanding borrowings was 2.25%. We are also required to pay a quarterly fee of 0.50% on the unused balance under the Restated Credit Agreement. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The Restated Credit Agreement matures on December 15, 2015, and we are required to repay all principal and interest outstanding under the Restated Credit Agreement on such date.

        The Restated Credit Agreement contains restrictive covenants, including limitations on incurring certain other indebtedness and requirements that we maintain certain financial ratios. As of December 31, 2013, we were in compliance with the restrictive covenants. Upon the occurrence of a default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring us to repay all amounts outstanding under the Restated Credit Agreement.

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

Contractual Obligations and Other Commitments

        Our significant non-cancelable contractual obligations and other commitments as of December 31, 2013 were as follows:

	Payments Due By Period
Contractual Obligations and Other Commitments	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(dollars in thousands)
Revolving credit facility	$34,500	$—	$34,500	$—	$—
Interest on revolving credit facility(a)	2,117	1,082	1,035	—	—
Operating leases	5,607	3,176	2,035	386	10

Total	$42,224	$4,258	$37,570	$386	$10

(a)
Represents estimated interest obligations associated with our outstanding revolving credit facility balance of $34.5 million at December 31, 2013, assuming no principal payments are made before maturity, a weighted-average interest rate of 2.25% and an underutilization fee rate of 0.50%.

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

Forward-Looking Statements

        This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business. These forward-looking statements can be identified by the use of terms such as "believe," "expects," "plan," "intend," "may," "will," "should," "can," or "anticipates," or the negative thereof, or variations thereon, or comparable terminology, or by discussions of strategy. These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results to be materially different from any future results expressed or implied by these statements. Important factors that may cause our results to differ from these forward-looking statements include, but are not limited to: (i) changes in or new government regulations or increased enforcement of the same, (ii) unavailability of desirable acquisitions, inability to complete them or inability to integrate them, (iii) increased costs, including from increased raw material or energy prices, (iv) changes in general worldwide economic or political conditions, (v) adverse publicity or negative consumer perception regarding nutritional supplements, (vi) issues with obtaining raw materials of adequate quality or quantity, (vii) litigation and claims, including product liability, intellectual property and other types, (viii) disruptions from or following acquisitions including the loss of customers, (ix) increased competition, (x) slow or negative growth in the nutritional supplement industry or the healthy foods channel, (xi) the loss of key personnel or the inability to manage our operations efficiently, (xii) problems with information management systems, manufacturing efficiencies and operations, (xiii) insurance coverage issues, (xiv) the volatility of the stock market generally and of our stock specifically, (xv) increases in the cost of borrowings or unavailability of additional debt or equity capital, or both, or fluctuations in foreign currencies, and (xvi) interruption of business or negative impact on sales and earnings due to acts of God, acts of war, terrorism, bio-terrorism, civil unrest and other factors outside of our control.

        We undertake no obligation to update or revise publicly any forward-looking statements to reflect new information, events or circumstances occurring after the date of this Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        At our election, borrowings under the Restated Credit Agreement bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At December 31, 2013, the applicable weighted-average interest rate for borrowings was 2.25% and we had total borrowings outstanding of $34.5 million. A hypothetical 100 basis point change in interest rates would not have had a material impact on our reported net income or cash flows for the three months ended December 31, 2013 and 2012.

        With respect to our international operations, we are subject to currency fluctuations; however, we do not believe that these fluctuations would have a material adverse impact on our financial position because the majority of our net sales to foreign countries are transacted in U.S. dollars. Net sales to foreign countries not transacted in U.S. dollars include sales to customers in Barbados, Canada, Dominica, Japan, the Netherlands, Norway, St. Lucia, Sweden and the United Kingdom. To date, we have not hedged any of our potential foreign currency exposures.

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

        As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on the foregoing, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2013.

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

Item 1A.    Risk Factors

        There have been no material changes in our risk factors from those disclosed in our 2013 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        We did not sell any unregistered equity securities during the quarterly period ended December 31, 2013.

        Prior to fiscal 2014, our Board of Directors approved a share purchase program authorizing us to buy up to 4,500,000 shares of our common stock. As of December 31, 2013, there were 921,160 shares available for purchase under this program. The shares available for purchase under this program have no expiration date. Purchases under this program during the three months ended December 31, 2013 occurred in October and November as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1 - 31, 2013	20,405	$23.98	20,405
November 1 - 30, 2013	1,300	24.13	1,300

	21,705	23.99	21,705	921,160

Item 6.    Exhibits

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)
Filed herewith.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEUTICAL INTERNATIONAL CORPORATION (Registrant)
Date: January 30, 2014	By:	/s/ CORY J. MCQUEEN Cory J. McQueen Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)