Form 10-Q
period 2014-03-31
NUTRACEUTICAL INTERNATIONAL CORP
filed 2014-04-24
CIK 1050007

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Quarterly Period Ended March 31, 2014

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

        At April 23, 2014, the registrant had 9,825,694 shares of common stock outstanding.

NUTRACEUTICAL INTERNATIONAL CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	March 31, 2014	September 30, 2013(1)
ASSETS
Current assets:
Cash	$6,284	$8,235
Accounts receivable, net	14,857	13,697
Inventories	53,746	49,329
Prepaid expenses and other current assets	2,235	2,393
Deferred income taxes	1,389	1,394

Total current assets	78,511	75,048
Property, plant and equipment, net	78,470	76,214
Goodwill	20,220	15,821
Intangible assets, net	20,745	19,080
Other non-current assets	1,305	1,313
Deferred income taxes, net	4,361	4,834

Total assets	$203,612	$192,310

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,903	$14,329
Accrued expenses	6,123	7,467

Total current liabilities	21,026	21,796
Long-term debt	36,500	32,500
Other non-current liabilities	128	138

Total liabilities	57,654	54,434

Stockholders' equity:
Common stock	98	98
Additional paid-in capital	14,738	15,126
Retained earnings	130,917	122,458
Accumulated other comprehensive income	249	201
Treasury stock	(44)	(7)

Total stockholders' equity	145,958	137,876

Total liabilities and stockholders' equity	$203,612	$192,310

(1)
The condensed consolidated balance sheet as of September 30, 2013 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
Net sales	$54,859	$56,583	$106,409	$106,327
Cost of sales	27,699	28,433	53,187	54,036

Gross profit	27,160	28,150	53,222	52,291
Operating expenses
Selling, general and administrative	19,282	18,664	37,863	36,428
Amortization of intangible assets	652	573	1,236	1,145

Income from operations	7,226	8,913	14,123	14,718
Interest and other expense, net	350	377	668	688

Income before provision for income taxes	6,876	8,536	13,455	14,030
Provision for income taxes	2,552	3,000	4,996	5,000

Net income	$4,324	$5,536	$8,459	$9,030
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	36	(162)	48	(157)

Comprehensive income	$4,360	$5,374	$8,507	$8,873

Net income per common share
Basic	$0.44	$0.57	$0.86	$0.92
Diluted	0.44	0.57	0.86	0.92
Weighted average common shares outstanding
Basic	9,843,590	9,741,866	9,840,578	9,766,843
Dilutive effect of stock options	9,021	30,671	9,524	28,911

Diluted	9,852,611	9,772,537	9,850,102	9,795,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Six months ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$8,459	$9,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,415	4,839
Amortization of deferred financing fees	92	92
Losses on disposals of property, plant and equipment	2	1
Tax benefit from stock option exercises	(51)	(43)
Deferred income taxes, net	478	567
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(751)	(1,820)
Inventories	(3,167)	3,652
Prepaid expenses and other current assets	356	555
Other non-current assets	(102)	(10)
Accounts payable	574	(506)
Accrued expenses	(494)	(1,264)
Other non-current liabilities	(10)	(29)

Net cash provided by operating activities	10,801	15,064

Cash flows from investing activities:
Acquisitions of businesses	(9,139)	—
Purchases of property, plant and equipment	(6,437)	(3,887)

Net cash used in investing activities	(15,576)	(3,887)

Cash flows from financing activities:
Proceeds from debt	12,000	10,000
Payments on debt	(8,000)	(9,000)
Proceeds from issuances of common stock	179	464
Purchases of common stock for treasury	(1,430)	(2,156)
Dividends paid on common stock	—	(9,785)
Tax benefit from stock option exercises	51	43

Net cash provided by (used in) financing activities	2,800	(10,434)

Effect of exchange rate changes on cash	24	(66)

Net increase (decrease) in cash	(1,951)	677
Cash at beginning of period	8,235	4,824

Cash at end of period	$6,284	$5,501

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

        The Company owns neighborhood natural food markets, which operate under the trade names The Real Food Company™, Thom's Natural Foods™ and Cornucopia Community Market™. The Company also owns health food stores, which operate under various trade names including Fresh Vitamins™, Granola's™, Nature's Discount®, Warehouse Vitamins™ and Peachtree Natural Foods®.

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring adjustments, to state fairly the consolidated financial position of the Company as of March 31, 2014, the results of its operations for the three and six months ended March 31, 2014 and 2013 and its cash flows for the six months ended March 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America for interim financial information applied on a consistent basis. Results for the three and six months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year.

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

2. ACCOUNTS RECEIVABLE

        Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	March 31, 2014	September 30, 2013
Accounts receivable	$16,331	$15,349
Less allowances	(1,474)	(1,652)

	$14,857	$13,697

3. INVENTORIES

        Inventories were comprised of the following:

	March 31, 2014	September 30, 2013
Raw materials	$19,892	$18,221
Work-in-process	6,643	6,048
Finished goods	27,211	25,060

	$53,746	$49,329

4. ACQUISITIONS

        During the six months ended March 31, 2014, the Company made four acquisitions of businesses. On October 16, 2013, the Company acquired certain operating assets of TCCD International, Inc. On November 25, 2013, the Company acquired certain operating assets of Green Luxury Brands, Inc. On December 19, 2013, the Company acquired certain operating assets of Twinlab Corporation. On January 15, 2014, the Company acquired certain operating assets of Peachtree Natural Foods, Inc. The aggregate purchase price of these acquisitions was $9,139 in cash. During the six months ended March 31, 2013, the Company made no acquisitions of businesses.

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

Fiscal 2014 Acquisitions
Aggregate assets acquired:
Current assets	$1,857
Goodwill	4,399
Intangible assets	2,883

$9,139

        The acquired intangible assets totaling $2,883 related to trademarks, tradenames and customer relationships, which are being amortized over periods of two to twelve years for financial statement purposes, are expected to be deductible for tax purposes over fifteen years. Goodwill of $4,399, which is not subject to amortization for financial statement purposes, is expected to be deductible for tax purposes over fifteen years.

5. GOODWILL AND INTANGIBLE ASSETS

        The change in the carrying amount of goodwill from September 30, 2013 to March 31, 2014 was as follows:

Goodwill
Balance as of September 30, 2013
Goodwill	$56,215
Accumulated impairment losses	(40,394)

15,821
Goodwill attributable to fiscal 2014 acquisitions	4,399

Balance as of March 31, 2014
Goodwill	60,614
Accumulated impairment losses	(40,394)

$20,220

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

5. GOODWILL AND INTANGIBLE ASSETS (Continued)

        The carrying amounts of intangible assets at March 31, 2014 and September 30, 2013 were as follows:

	March 31, 2014			September 30, 2013
	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Weighted- Average Amortization Period (Years)
Intangible assets subject to amortization:
Trademarks/tradenames/patents	$4,554	$(1,264)	$3,290	$3,819	$(1,053)	$2,766	12
Customer relationships/distribution rights/ non-compete agreements	13,596	(6,175)	7,421	11,141	(5,150)	5,991	7
Developed software and technology	772	(772)	—	772	(772)	—	5

	18,922	(8,211)	10,711	15,732	(6,975)	8,757
Intangible assets not subject to amortization:
Trademarks/tradenames/licenses	10,034	—	10,034	10,323	—	10,323

	$28,956	$(8,211)	$20,745	$26,055	$(6,975)	$19,080

(1)
Amounts include the impact of foreign currency translation adjustments.

        Estimated future amortization expense related to the March 31, 2014 net carrying amount of $10,711 for intangible assets subject to amortization is as follows:

Year Ending September 30,	Estimated Amortization Expense
2014(1)	$1,276
2015	2,413
2016	1,734
2017	1,360
2018	1,169
Thereafter	2,759

$10,711

(1)
Estimated amortization expense for the year ending September 30, 2014 includes only amortization to be recorded after March 31, 2014.

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

6. DEBT

        Debt was comprised of the following:

	March 31, 2014	September 30, 2013
Long-term debt—revolving credit facility	$36,500	$32,500

        The Company's debt is stated at book value which approximated its fair value at March 31, 2014 and September 30, 2013. Estimated fair values for debt have been determined based on borrowing rates currently available to the Company for bank loans with similar terms and maturities and are classified as Level 2 (significant observable inputs other than quoted prices) in the FASB's fair value hierarchy.

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

        At March 31, 2014, the Company had outstanding revolving credit borrowings of $36,500 under the Restated Credit Agreement. Borrowings under the Restated Credit Agreement are collateralized by substantially all assets of the Company. At the Company's election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At March 31, 2014, the applicable weighted-average interest rate for outstanding borrowings was 2.24%. The Company is also required to pay a quarterly fee of 0.50% on the unused balance under the Restated Credit Agreement. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The Restated Credit Agreement matures on December 15, 2015, and the Company is required to repay all principal and interest outstanding under the Restated Credit Agreement on such date.

        The Restated Credit Agreement contains restrictive covenants, including limitations on incurring other indebtedness and requirements that the Company maintain certain financial ratios. As of

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

6. DEBT (Continued)

March 31, 2014, the Company was in compliance with the restrictive covenants. Upon the occurrence of a default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring the Company to repay all amounts outstanding under the Restated Credit Agreement.

7. SHARE PURCHASES

        During the three and six months ended March 31, 2014, the Company purchased 35,415 and 57,120 shares of common stock for an aggregate price of $909 and $1,430, respectively. During the three and six months ended March 31, 2013, the Company purchased 53,600 and 132,003 shares of common stock for an aggregate price of $913 and $2,156, respectively. All shares of common stock held in treasury were retired prior to March 31 in the respective fiscal year of purchase, except that as of March 31, 2014, the Company held 1,681 shares of common stock in treasury. As of March 31, 2014, the Company was permitted to purchase up to 885,745 additional shares under its approved purchase plan. The Company accounts for treasury shares using the cost method.

8. STOCK OPTIONS AND OTHER EQUITY AWARDS

        The following table summarizes stock option activity during the six months ended March 31, 2014:

	Number of Options	Weighted-Average Exercise Price
Options outstanding and exercisable at September 30, 2013	42,500	$13.59
Exercised	(10,000)	11.53

Options outstanding and exercisable at March 31, 2014	32,500	14.22

        No options to purchase shares of common stock for the three and six months ended March 31, 2014 and 2013 were excluded from the computation of diluted earnings per share because the exercise prices of all stock options were less than the average share price of the Company's common stock.

        During the six months ended March 31, 2014, the Company received proceeds of $115 related to the exercise of stock options. During this same period, the Company recorded a tax benefit of $51 and optionees realized an aggregate pre-tax gain of $133 from these stock option exercises. During the six months ended March 31, 2013, the Company received proceeds of $313 related to the exercise of stock options. During this same period, the Company recorded a tax benefit of $43 and optionees realized an aggregate pre-tax gain of $109 from these stock option exercises.

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

the grant date. These stock awards were registered, unrestricted and fully vested on the grant date. As of March 31, 2014, 768,212 shares of the Company's common stock are available for issuance under the 2013 Plan.

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

        Net sales attributed to customers in the United States and foreign countries for the three and six months ended March 31, 2014 and 2013 were as follows:

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
United States	$46,962	$48,743	$92,285	$92,124
Foreign countries	7,897	7,840	14,124	14,203

	$54,859	$56,583	$106,409	$106,327

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

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

10. SEGMENTS (Continued)

        The Company's net sales by product group for the three and six months ended March 31, 2014 and 2013 were as follows:

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
Branded nutritional supplements and other natural products	$49,503	$51,516	$96,475	$96,520
Other(1)	5,356	5,067	9,934	9,807

	$54,859	$56,583	$106,409	$106,327

(1)
Net sales for any other product or group of similar products are less than 10% of consolidated net sales.

11. SUBSEQUENT EVENTS

        On April 11, 2014, the Company acquired certain operating assets of Northwest Health Foods, Inc. On April 17, 2014, the Company acquired certain operating assets of Bio-Genesis Nutraceuticals, Inc. The aggregate purchase price of these acquisitions was approximately $7,000 in cash. The primary assets acquired in these acquisitions included accounts receivable, inventory, prepaid expenses, trademarks/tradenames, customer relationships and goodwill. As of the date of these financial statements, the Company is determining the fair value of the acquired assets and the related allocation of the aggregate purchase price.

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

        We own neighborhood natural food markets, which operate under the trade names The Real Food Company™, Thom's Natural Foods™ and Cornucopia Community Market™. We also own health food stores, which operate under various trade names including Fresh Vitamins™, Granola's™, Nature's Discount®, Warehouse Vitamins™ and Peachtree Natural Foods®.

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

New Accounting Standards

        See Note 1 to the Condensed Consolidated Financial Statements for information regarding new accounting standards.

Results of Operations

        The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	50.5%	50.2%	50.0%	50.8%

Gross profit	49.5%	49.8%	50.0%	49.2%
Selling, general and administrative	35.1%	33.0%	35.6%	34.3%
Amortization of intangible assets	1.2%	1.0%	1.2%	1.1%

Income from operations	13.2%	15.8%	13.2%	13.8%
Interest and other expense, net	0.6%	0.7%	0.6%	0.6%

Income before provision for income taxes	12.6%	15.1%	12.6%	13.2%
Provision for income taxes	4.7%	5.3%	4.7%	4.7%

Net income	7.9%	9.8%	7.9%	8.5%

Adjusted EBITDA(1)	18.2%	20.1%	18.4%	18.4%

(1)
See "—Adjusted EBITDA."

Comparison of the Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013

        Net Sales.    Net sales decreased by $1.7 million, or 3.0%, to $54.9 million for the three months ended March 31, 2014 ("second quarter of fiscal 2014") from $56.6 million for the three months ended March 31, 2013 ("second quarter of fiscal 2013"). Net sales of branded nutritional supplements and other natural products decreased by $2.0 million, or 3.9%, to $49.5 million for the second quarter of fiscal 2014 compared to $51.5 million for the second quarter of fiscal 2013. The decrease in net sales of branded nutritional supplements and other natural products was primarily related to a decrease in sales volume of branded products to certain customers, partially offset by the net sales contributions of the fiscal 2013 and fiscal 2014 acquisitions and price increases of $0.5 million. Other net sales increased by $0.3 million, or 5.7%, to $5.4 million for the second quarter of fiscal 2014 from $5.1 million for the second quarter of fiscal 2013. The increase in other net sales was primarily related to the net sales contribution of the fiscal 2014 acquisition of Peachtree Natural Foods, Inc.

        Gross Profit.    Gross profit decreased by $1.0 million, or 3.5%, to $27.2 million for the second quarter of fiscal 2014 from $28.2 million for the second quarter of fiscal 2013. This decrease in gross profit was primarily attributable to the decrease in net sales. As a percentage of net sales, gross profit was 49.5% for the second quarter of fiscal 2014 and 49.8% for the second quarter of fiscal 2013.

        Selling, General and Administrative.    Selling, general and administrative expenses increased by $0.6 million, or 3.3%, to $19.3 million for the second quarter of fiscal 2014 from $18.7 million for the second quarter of fiscal 2013. As a percentage of net sales, selling, general and administrative expenses were 35.1% for the second quarter of fiscal 2014 compared to 33.0% for the second quarter of fiscal 2013. This increase in selling, general and administrative expenses was primarily attributable to operational and transition costs related to the fiscal 2013 and fiscal 2014 acquisitions.

        Amortization of Intangible Assets.    Amortization of intangible assets was $0.7 million for the second quarter of fiscal 2014 and $0.6 million for the second quarter of fiscal 2013. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

        Interest and Other Expense, Net.    Net interest and other expense was $0.4 million for the second quarter of fiscal 2014 and the second quarter of fiscal 2013 and primarily consisted of interest expense on indebtedness under our revolving credit facility.

        Provision for Income Taxes.    Our effective tax rate was 37.1% for the second quarter of fiscal 2014 and 35.1% for the second quarter of fiscal 2013. The increase in the effective tax rate for the second quarter of fiscal 2014 was primarily related to an increase in foreign taxes and the expiration of certain tax credits. In each period, our effective tax rate was higher than the federal statutory rate primarily due to state taxes.

Comparison of the Six Months Ended March 31, 2014 to the Six Months Ended March 31, 2013

        Net Sales.    Net sales were $106.4 million for the six months ended March 31, 2014 and $106.3 million for the six months ended March 31, 2013. Net sales of branded nutritional supplements and other natural products were $96.5 million for both the six months ended March 31, 2014 and 2013. During the six months ended March 31, 2014, increases in net sales of branded nutritional supplements and other natural products were related to the net sales contributions of the fiscal 2013 and fiscal 2014 acquisitions and $1.8 million in price increases, but were offset by a decrease in sales volume of branded products to certain customers. Other net sales were $9.9 million for the six months ended March 31, 2014 and $9.8 million for the six months ended March 31, 2013.

        Gross Profit.    Gross profit increased by $0.9 million, or 1.8%, to $53.2 million for the six months ended March 31, 2014 from $52.3 million for the six months ended March 31, 2013. As a percentage of net sales, gross profit increased to 50.0% for the six months ended March 31, 2014 from 49.2% for the six months ended March 31, 2013. This increase in gross profit was primarily attributable to decreased manufacturing labor and overhead costs in certain manufacturing processes.

        Selling, General and Administrative.    Selling, general and administrative expenses increased by $1.5 million, or 3.9%, to $37.9 million for the six months ended March 31, 2014 from $36.4 million for the six months ended March 31, 2013. As a percentage of net sales, selling, general and administrative expenses increased to 35.6% for the six months ended March 31, 2014 compared to 34.3% for the six months ended March 31, 2013. This increase in selling, general and administrative expenses was primarily attributable to operational and transition costs related to the fiscal 2013 and fiscal 2014 acquisitions.

        Amortization of Intangible Assets.    Amortization of intangible assets was $1.2 million for the six months ended March 31, 2014 and $1.1 million for the six months ended March 31, 2013. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

        Interest and Other Expense, Net.    Net interest and other expense was $0.7 million for both the six months ended March 31, 2014 and 2013 and primarily consisted of interest expense on indebtedness under our revolving credit facility.

        Provision for Income Taxes.    Our effective tax rate was 37.1% for the six months ended March 31, 2014 and 35.6% for the six months ended March 31, 2013. The increase in the effective tax rate for the six months ended March 31, 2014 was primarily related to an increase in foreign taxes and the expiration of certain tax credits. In each period, our effective tax rate was higher than the federal statutory rate primarily due to state taxes.

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

        The following table sets forth a reconciliation of net income to Adjusted EBITDA for each period included herein:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(dollars in thousands)
Net income	$4,324	$5,536	$8,459	$9,030
Provision for income taxes	2,552	3,000	4,996	5,000
Interest and other expense, net(1)	350	377	668	688
Depreciation and amortization	2,777	2,437	5,415	4,839

Adjusted EBITDA	$10,003	$11,350	$19,538	$19,557

(1)
Includes amortization of deferred financing fees.

        Our Adjusted EBITDA decreased to $10.0 million for the second quarter of fiscal 2014 from $11.4 million for the second quarter of fiscal 2013. Adjusted EBITDA as a percentage of net sales decreased to 18.2% for the second quarter of fiscal 2014 from 20.1% for the second quarter of fiscal 2013.

        Our Adjusted EBITDA was $19.5 million for the six months ended March 31, 2014 and $19.6 million for the six months ended March 31, 2013. Adjusted EBITDA as a percentage of net sales was 18.4% for both the six months ended March 31, 2014 and 2013.

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

Liquidity and Capital Resources

        We had working capital of $57.5 million as of March 31, 2014 compared to $53.3 million as of September 30, 2013. The increase in working capital was primarily the result of increases in accounts receivable and inventories and a decrease in accrued expenses, partially offset by a decrease in cash.

        Net cash provided by operating activities for the six months ended March 31, 2014 was $10.8 million compared to $15.1 million for the comparable period in fiscal 2013. This decrease in net cash provided by operating activities for the six months ended March 31, 2014 was primarily attributable to changes in operating assets and liabilities.

        Net cash used in investing activities was $15.6 million for the six months ended March 31, 2014 compared to $3.9 million for the comparable period in fiscal 2013. Our investing activities consisted of acquisitions of businesses and capital expenditures. The capital expenditures primarily related to buildings, building improvements, distribution and manufacturing equipment and information systems.

        During the six months ended March 31, 2014, we made four acquisitions of businesses. On October 16, 2013, we acquired certain operating assets of TCCD International, Inc. On November 25, 2013, we acquired certain operating assets of Green Luxury Brands, Inc. On December 19, 2013, we acquired certain operating assets of Twinlab Corporation. On January 15, 2014, we acquired certain operating assets of Peachtree Natural Foods, Inc. The aggregate purchase price of these acquisitions was $9.1 million in cash. During the six months ended March 31, 2013, we made no acquisitions of businesses.

        Net cash provided by financing activities was $2.8 million for the six months ended March 31, 2014 and net cash used in financing activities was $10.4 million for the comparable period in fiscal 2013. During these periods, financing activities primarily related to borrowings and repayments under our revolving credit facility, purchases of common stock for treasury and proceeds from the issuance of common stock related to stock option exercises and the direct stock purchase plan. Also, in December 2012, our board of directors declared a special cash dividend of $1.00 per share for all shares of common stock. This special cash dividend totaled $9.8 million and was paid on December 28, 2012.

        In October 2007, we registered a direct stock purchase plan with the Securities and Exchange Commission. The purpose of this direct stock purchase plan is to provide a convenient way for existing stockholders, as well as new investors, to purchase shares of our common stock. A total of 1,500,000 shares of our common stock were registered under the plan with 2,490 shares purchased during the six months ended March 31, 2014. As of March 31, 2014, there were 1,383,015 shares of common stock available for purchase.

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

        At March 31, 2014, we had outstanding revolving credit borrowings of $36.5 million under the Restated Credit Agreement. Borrowings under the Restated Credit Agreement are collateralized by substantially all of our assets. At our election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At March 31, 2014, the applicable weighted-average interest rate for outstanding borrowings was 2.24%. We are also required to pay a quarterly fee of 0.50% on the unused balance under the Restated Credit Agreement. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The Restated Credit Agreement matures on December 15, 2015, and we are required to repay all principal and interest outstanding under the Restated Credit Agreement on such date.

        The Restated Credit Agreement contains restrictive covenants, including limitations on incurring certain other indebtedness and requirements that we maintain certain financial ratios. As of March 31, 2014, we were in compliance with the restrictive covenants. Upon the occurrence of a default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring us to repay all amounts outstanding under the Restated Credit Agreement.

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

Contractual Obligations and Other Commitments

        Our significant non-cancelable contractual obligations and other commitments as of March 31, 2014 were as follows:

	Payments Due By Period
Contractual Obligations and Other Commitments	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(dollars in thousands)
Revolving credit facility	$36,500	$—	$36,500	$—	$—
Interest on revolving credit facility(a)	1,903	1,113	790	—	—
Operating leases	6,658	3,577	2,615	466	—

Total	$45,061	$4,690	$39,905	$466	$—

(a)
Represents estimated interest obligations associated with our outstanding revolving credit facility balance of $36.5 million at March 31, 2014, assuming no principal payments are made before maturity, a weighted-average interest rate of 2.24% and an underutilization fee rate of 0.50%.

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

Forward-Looking Statements

        This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business. These forward-looking statements can be identified by the use of terms such as "believe," "expects," "plan," "intend," "may," "will," "should," "can," or "anticipates," or the negative thereof, or variations thereon, or comparable terminology, or by discussions of strategy. These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results to be materially different from any future results expressed or implied by these statements. Important factors that may cause our results to differ from these forward-looking statements include, but are not limited to: (i) changes in or new government regulations or increased enforcement of the same, (ii) unavailability of desirable acquisitions, inability to complete them or inability to integrate them (iii) increased costs, including from increased raw material or energy prices, (iv) changes in general worldwide economic or political conditions, (v) adverse publicity or negative consumer perception regarding nutritional supplements, (vi) issues with obtaining raw materials of adequate quality or quantity, (vii) litigation and claims, including product liability, intellectual property and other types, (viii) disruptions from or following acquisitions including the loss of customers, (ix) increased competition, (x) slow or negative growth in the nutritional supplement industry or the healthy foods channel, (xi) the loss of key personnel or the inability to manage our operations efficiently, (xii) problems with information management systems, manufacturing efficiencies and operations, (xiii) insurance coverage issues, (xiv) the volatility of the stock market generally and of our stock specifically, (xv) increases in the cost of borrowings or unavailability of additional debt or equity capital, or both, or fluctuations in foreign currencies, and (xvi) interruption of business or negative impact on sales and earnings due to acts of God, acts of war, terrorism, bio-terrorism, civil unrest and other factors outside of our control.

        We undertake no obligation to update or revise publicly any forward-looking statements to reflect new information, events or circumstances occurring after the date of this Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        At our election, borrowings under the Restated Credit Agreement bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At March 31, 2014, the applicable weighted-average interest rate for borrowings was 2.24% and we had total borrowings outstanding of $36.5 million. A hypothetical 100 basis point change in interest rates would not have had a material impact on our reported net income or cash flows for the six months ended March 31, 2014 and 2013.

        With respect to our international operations, we are subject to currency fluctuations; however, we do not believe that these fluctuations would have a material adverse impact on our financial position because the majority of our net sales to foreign countries are transacted in U.S. dollars. Net sales to foreign countries not transacted in U.S. dollars include sales to customers in Barbados, Canada, Dominica, Japan, the Netherlands, Norway, St. Kitts, St. Lucia, Sweden and the United Kingdom. To date, we have not hedged any of our potential foreign currency exposures.

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

        As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based on the foregoing, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2014.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        We did not sell any unregistered equity securities during the quarterly period ended March 31, 2014.

        Prior to fiscal 2014, our Board of Directors approved a share purchase program authorizing us to buy up to 4,500,000 shares of our common stock. As of March 31, 2014, there were 885,745 shares available for purchase under this program. The shares available for purchase under this program have no expiration date. Purchases under this program during the three months ended March 31, 2014 occurred in January, February and March as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1 - 31, 2014	12,069	$26.04	12,069
February 1 - 28, 2014	19,842	25.37	19,842
March 1 - 31, 2014	3,504	26.12	3,504

	35,415	25.67	35,415	885,745

Item 6.    Exhibits

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)
Filed herewith.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEUTICAL INTERNATIONAL CORPORATION
(Registrant)

Date: April 24, 2014	By:	/s/ CORY J. MCQUEEN Cory J. McQueen Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)