Form 10-Q
period 2014-06-30
NUTRACEUTICAL INTERNATIONAL CORP
filed 2014-07-31
CIK 1050007

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Quarterly Period Ended June 30, 2014

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

        At July 30, 2014, the registrant had 9,695,028 shares of common stock outstanding.

NUTRACEUTICAL INTERNATIONAL CORPORATION

INDEX

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	June 30, 2014	September 30, 2013(1)
ASSETS
Current assets:
Cash	$5,051	$8,235
Accounts receivable, net	14,737	13,697
Inventories	55,784	49,329
Prepaid expenses and other current assets	3,093	2,393
Deferred income taxes	1,388	1,394

Total current assets	80,053	75,048
Property, plant and equipment, net	79,337	76,214
Goodwill	23,496	15,821
Intangible assets, net	22,973	19,080
Other non-current assets	1,259	1,313
Deferred income taxes, net	4,551	4,834

Total assets	$211,669	$192,310

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,097	$14,329
Accrued expenses	7,330	7,467

Total current liabilities	22,427	21,796
Long-term debt	41,500	32,500
Other non-current liabilities	140	138

Total liabilities	64,067	54,434

Stockholders' equity:
Common stock	97	98
Additional paid-in capital	12,573	15,126
Retained earnings	134,914	122,458
Accumulated other comprehensive income	250	201
Treasury stock	(232)	(7)

Total stockholders' equity	147,602	137,876

Total liabilities and stockholders' equity	$211,669	$192,310

(1)
The condensed consolidated balance sheet as of September 30, 2013 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
Net sales	$55,625	$50,814	$162,034	$157,141
Cost of sales	28,473	25,935	81,660	79,971

Gross profit	27,152	24,879	80,374	77,170
Operating expenses
Selling, general and administrative	19,762	17,896	57,625	54,324
Amortization of intangible assets	704	556	1,940	1,701

Income from operations	6,686	6,427	20,809	21,145
Interest and other expense, net	356	336	1,024	1,024

Income before provision for income taxes	6,330	6,091	19,785	20,121
Provision for income taxes	2,333	2,249	7,329	7,249

Net income	$3,997	$3,842	$12,456	$12,872
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	1	(79)	49	(236)

Comprehensive income	$3,998	$3,763	$12,505	$12,636

Net income per common share
Basic	$0.41	$0.39	$1.27	$1.32
Diluted	0.41	0.39	1.27	1.31
Weighted average common shares outstanding
Basic	9,798,393	9,765,639	9,826,516	9,766,442
Dilutive effect of stock options	8,400	27,406	9,150	28,409

Diluted	9,806,793	9,793,045	9,835,666	9,794,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Nine months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$12,456	$12,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,357	7,325
Amortization of deferred financing fees	138	138
Losses on disposals of property, plant and equipment	2	1
Tax benefit from stock option exercises	(51)	(411)
Deferred income taxes, net	289	444
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(377)	(716)
Inventories	(4,601)	(759)
Prepaid expenses and other current assets	(484)	(46)
Other non-current assets	(114)	130
Accounts payable	(197)	973
Accrued expenses	705	(719)
Other non-current liabilities	2	(75)

Net cash provided by operating activities	16,125	19,157

Cash flows from investing activities:
Acquisitions of businesses	(16,211)	(810)
Purchases of property, plant and equipment	(8,577)	(6,206)

Net cash used in investing activities	(24,788)	(7,016)

Cash flows from financing activities:
Proceeds from debt	19,500	10,000
Payments on debt	(10,500)	(11,500)
Proceeds from issuances of common stock	193	2,235
Purchases of common stock for treasury	(3,798)	(2,865)
Dividends paid on common stock	—	(9,785)
Tax benefit from stock option exercises	51	411

Net cash provided by (used in) financing activities	5,446	(11,504)

Effect of exchange rate changes on cash	33	(114)

Net increase (decrease) in cash	(3,184)	523
Cash at beginning of period	8,235	4,824

Cash at end of period	$5,051	$5,347

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

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring adjustments, to state fairly the consolidated financial position of the Company as of June 30, 2014, the results of its operations for the three and nine months ended June 30, 2014 and 2013 and its cash flows for the nine months ended June 30, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information applied on a consistent basis. Results for the three and nine months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year.

        Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with US GAAP have been omitted. Accordingly, these financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 30, 2013, which was filed with the Securities and Exchange Commission on November 26, 2013.

Use of Estimates

        The preparation of these financial statements in conformity with US GAAP required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Significant estimates included values and lives assigned to acquired intangible assets, reserves for customer returns and allowances, uncollectible accounts receivable, valuation adjustments for slow moving, obsolete and/or damaged inventory and valuation and recoverability of long-lived assets. Actual results may differ from these estimates.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

1. BASIS OF PRESENTATION (Continued)

New Accounting Standards

        In May 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance, which is included in Accounting Standards Codification 606, "Revenue from Contracts with Customers." This guidance provides a single, comprehensive revenue recognition model for all contracts with customers and requires that a company recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance is effective for the Company as of October 1, 2017. The Company is currently evaluating the impact this standard may have on its consolidated financial statements.

        The Company reviews new accounting standards as they are issued. Although some of these accounting standards may be applicable to the Company, the Company has not identified any other new standards that the Company believes merit further discussion, and the Company expects that none would have a significant impact on the Company's consolidated financial statements.

2. ACCOUNTS RECEIVABLE

        Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	June 30, 2014	September 30, 2013
Accounts receivable	$16,062	$15,349
Less allowances	(1,325)	(1,652)

	$14,737	$13,697

3. INVENTORIES

        Inventories were comprised of the following:

	June 30, 2014	September 30, 2013
Raw materials	$20,372	$18,221
Work-in-process	5,781	6,048
Finished goods	29,631	25,060

	$55,784	$49,329

4. ACQUISITIONS

        During the nine months ended June 30, 2014, the Company made six acquisitions of businesses. On October 16, 2013, the Company acquired certain operating assets of TCCD International, Inc. On November 25, 2013, the Company acquired certain operating assets of Green Luxury Brands, Inc. On December 19, 2013, the Company acquired certain operating assets of Twinlab Corporation. On

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

4. ACQUISITIONS (Continued)

January 15, 2014, the Company acquired certain operating assets of Peachtree Natural Foods, Inc. On April 11, 2014, the Company acquired certain operating assets of Northwest Health Foods, Inc. On April 17, 2014, the Company acquired certain operating assets of Bio-Genesis Nutraceuticals, Inc. The aggregate purchase price of these acquisitions was $16,211 in cash.

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

	Fiscal 2014 Acquisitions	Fiscal 2013 Acquisitions
Aggregate assets acquired:
Current assets	$2,733	$212
Goodwill	7,675	294
Intangible assets	5,803	270
Other non-current asset	—	34

	$16,211	$810

        The fiscal 2014 and fiscal 2013 acquired intangible assets totaling $5,803 and $270, respectively, related to trademarks, tradenames and customer relationships, and are being amortized over periods of two to twelve years for financial statement purposes. The fiscal 2014 and fiscal 2013 acquired intangible assets are expected to be deductible for tax purposes over fifteen years. Goodwill, which is not subject to amortization for financial statement purposes, of $7,675 for fiscal 2014 and $294 for fiscal 2013, is expected to be deductible for tax purposes over fifteen years.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

5. GOODWILL AND INTANGIBLE ASSETS

        The change in the carrying amount of goodwill from September 30, 2013 to June 30, 2014 was as follows:

Goodwill
Balance as of September 30, 2013
Goodwill	$56,215
Accumulated impairment losses	(40,394)

15,821
Goodwill attributable to fiscal 2014 acquisitions	7,675

Balance as of June 30, 2014
Goodwill	63,890
Accumulated impairment losses	(40,394)

$23,496

        The carrying amounts of intangible assets at June 30, 2014 and September 30, 2013 were as follows:

	June 30, 2014			September 30, 2013
							Weighted- Average Amortization Period (Years)
	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount
Intangible assets subject to amortization:
Trademarks/tradenames/patents	$4,580	$(1,374)	$3,206	$3,819	$(1,053)	$2,766	12
Customer relationships/distribution rights/non-compete agreements	16,516	(6,769)	9,747	11,141	(5,150)	5,991	7
Developed software and technology	772	(772)	—	772	(772)	—	5

	21,868	(8,915)	12,953	15,732	(6,975)	8,757
Intangible assets not subject to amortization:
Trademarks/tradenames/licenses	10,020	—	10,020	10,323	—	10,323

	$31,888	$(8,915)	$22,973	$26,055	$(6,975)	$19,080

(1)
Amounts include the impact of foreign currency translation adjustments.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

5. GOODWILL AND INTANGIBLE ASSETS (Continued)

        Estimated future amortization expense related to the June 30, 2014 net carrying amount of $12,953 for intangible assets subject to amortization is as follows:

Year Ending September 30,	Estimated Amortization Expense
2014(1)	$726
2015	2,783
2016	2,104
2017	1,730
2018	1,540
Thereafter	4,070

$12,953

(1)
Estimated amortization expense for the year ending September 30, 2014 includes only amortization to be recorded after June 30, 2014.

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

6. DEBT

        Debt was comprised of the following:

	June 30, 2014	September 30, 2013
Long-term debt—revolving credit facility	$41,500	$32,500

        The Company's debt is stated at book value which approximated its fair value at June 30, 2014 and September 30, 2013. Estimated fair values for debt have been determined based on borrowing rates currently available to the Company for bank loans with similar terms and maturities and are classified as Level 2 (significant observable inputs other than quoted prices) in the FASB's fair value hierarchy.

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

approval by the lenders and compliance with certain covenants and conditions. The lenders under the Restated Credit Agreement are Rabobank International and Wells Fargo. To date, the Company has not experienced any difficulties in accessing the available funds under the Restated Credit Agreement. Deferred financing fees of $878 related to the Restated Credit Agreement are being amortized over the term of the Restated Credit Agreement on a straight-line basis, which is not materially different from the effective interest method.

        At June 30, 2014, the Company had outstanding revolving credit borrowings of $41,500 under the Restated Credit Agreement. Borrowings under the Restated Credit Agreement are collateralized by substantially all assets of the Company. At the Company's election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At June 30, 2014, the applicable weighted-average interest rate for outstanding borrowings was 2.23%. The Company is also required to pay a quarterly fee of 0.50% on the unused balance under the Restated Credit Agreement. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The Restated Credit Agreement matures on December 15, 2015, and the Company is required to repay all principal and interest outstanding under the Restated Credit Agreement on such date.

        The Restated Credit Agreement contains restrictive covenants, including limitations on incurring other indebtedness and requirements that the Company maintain certain financial ratios. As of June 30, 2014, the Company was in compliance with the restrictive covenants. Upon the occurrence of a default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring the Company to repay all amounts outstanding under the Restated Credit Agreement.

7. SHARE PURCHASES

        During the three and nine months ended June 30, 2014, the Company purchased 99,541 and 156,661 shares of common stock for an aggregate price of $2,368 and $3,798, respectively. During the three and nine months ended June 30, 2013, the Company purchased 39,917 and 171,920 shares of common stock for an aggregate price of $710 and $2,865, respectively. All shares of common stock held in treasury were retired prior to June 30 in the respective fiscal year of purchase, except that as of June 30, 2014 and 2013, the Company held 9,673 and 2,500 shares of common stock in treasury, respectively. As of June 30, 2014, the Company was permitted to purchase up to 786,204 additional shares under its approved purchase plan. The Company accounts for treasury shares using the cost method.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

8. STOCK OPTIONS AND OTHER EQUITY AWARDS

        The following table summarizes stock option activity during the nine months ended June 30, 2014:

	Number of Options	Weighted-Average Exercise Price
Options outstanding and exercisable at September 30, 2013	42,500	$13.59
Exercised	(10,000)	11.53

Options outstanding and exercisable at June 30, 2014	32,500	14.22

        No options to purchase shares of common stock for the three and nine months ended June 30, 2014 and 2013 were excluded from the computation of diluted earnings per share because the exercise prices of all stock options were less than the average share price of the Company's common stock.

        During the nine months ended June 30, 2014, the Company received proceeds of $115 related to the exercise of stock options. During this same period, the Company recorded a tax benefit of $51 and optionees realized an aggregate pre-tax gain of $133 from these stock option exercises. During the nine months ended June 30, 2013, the Company received proceeds of $2,060 related to the exercise of stock options. During this same period, the Company recorded a tax benefit of $411 and optionees realized an aggregate pre-tax gain of $1,064 from these stock option exercises.

        On January 28, 2013, stockholders approved the Nutraceutical International Corporation 2013 Long-Term Equity Incentive Plan (the "2013 Plan") and the reservation of 800,000 shares of the Company's common stock for issuance under the 2013 Plan. Equity awards available under the 2013 Plan include stock options, stock appreciation rights and stock awards. In conjunction with the Company's fiscal 2013 incentive compensation (bonus) payments, 31,788 shares of the Company's common stock were issued. These non-cash stock awards were granted on December 11, 2013 at a fair value of $775, with fair value being determined by the closing price of the Company's common stock on the grant date. These stock awards were registered, unrestricted and fully vested on the grant date. As of June 30, 2014, 768,212 shares of the Company's common stock are available for issuance under the 2013 Plan.

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

        Net sales attributed to customers in the United States and foreign countries for the three and nine months ended June 30, 2014 and 2013 were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
United States	$47,804	$44,564	$140,089	$136,247
Foreign countries	7,821	6,250	21,945	20,894

	$55,625	$50,814	$162,034	$157,141

        Certain net sales attributed to customers in the United States are sold to customers who in turn may sell such products to customers in foreign countries while certain net sales attributed to customers in foreign countries are sold to customers who in turn may sell such products to customers in the United States.

        The Company's net sales by product group for the three and nine months ended June 30, 2014 and 2013 were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
Branded nutritional supplements and other natural products	$50,161	$45,826	$146,636	$142,346
Other(1)	5,464	4,988	15,398	14,795

	$55,625	$50,814	$162,034	$157,141

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

New Accounting Standards

        See Note 1 to the Condensed Consolidated Financial Statements for information regarding new accounting standards.

Results of Operations

        The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	51.2%	51.0%	50.4%	50.9%

Gross profit	48.8%	49.0%	49.6%	49.1%
Selling, general and administrative	35.5%	35.2%	35.6%	34.6%
Amortization of intangible assets	1.3%	1.1%	1.2%	1.1%

Income from operations	12.0%	12.7%	12.8%	13.4%
Interest and other expense, net	0.6%	0.7%	0.6%	0.6%

Income before provision for income taxes	11.4%	12.0%	12.2%	12.8%
Provision for income taxes	4.2%	4.4%	4.5%	4.6%

Net income	7.2%	7.6%	7.7%	8.2%

Adjusted EBITDA(1)	17.3%	17.5%	18.0%	18.1%

(1)
See "—Adjusted EBITDA."

Comparison of the Three Months Ended June 30, 2014 to the Three Months Ended June 30, 2013

        Net Sales.    Net sales increased by $4.8 million, or 9.5%, to $55.6 million for the three months ended June 30, 2014 ("third quarter of fiscal 2014") from $50.8 million for the three months ended June 30, 2013 ("third quarter of fiscal 2013"). Net sales of branded nutritional supplements and other natural products increased by $4.3 million, or 9.5%, to $50.1 million for the third quarter of fiscal 2014 compared to $45.8 million for the third quarter of fiscal 2013. The increase in net sales of branded nutritional supplements and other natural products was primarily related to the net sales contributions of the fiscal 2013 and fiscal 2014 acquisitions and, to a lesser extent, an increase in sales volume of branded products to certain customers. The impact on net sales of branded products attributable to price changes was not material. Other net sales increased by $0.5 million, or 9.5%, to $5.5 million for the third quarter of fiscal 2014 compared to $5.0 million for the third quarter of fiscal 2013. The increase in other net sales was primarily related to the net sales contributions of the fiscal 2013 and fiscal 2014 acquisitions.

        Gross Profit.    Gross profit increased by $2.3 million, or 9.1%, to $27.2 million for the third quarter of fiscal 2014 from $24.9 million for the third quarter of fiscal 2013. This increase in gross profit was primarily attributable to the increase in net sales. As a percentage of net sales, gross profit was 48.8% for the third quarter of fiscal 2014 and 49.0% for the third quarter of fiscal 2013.

        Selling, General and Administrative.    Selling, general and administrative expenses increased by $1.9 million, or 10.4%, to $19.8 million for the third quarter of fiscal 2014 from $17.9 million for the third quarter of fiscal 2013. This increase in selling, general and administrative expenses was primarily attributable to operational and transition costs related to the fiscal 2013 and fiscal 2014 acquisitions. As a percentage of net sales, selling, general and administrative expenses were 35.5% for the third quarter of fiscal 2014 and 35.2% for the third quarter of fiscal 2013.

        Amortization of Intangible Assets.    Amortization of intangible assets was $0.7 million for the third quarter of fiscal 2014 and $0.6 million for the third quarter of fiscal 2013. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

        Interest and Other Expense, Net.    Net interest and other expense was $0.4 million for the third quarter of fiscal 2014 and $0.3 million for the third quarter of fiscal 2013 and primarily consisted of interest expense on indebtedness under our revolving credit facility.

        Provision for Income Taxes.    Our effective tax rate was 36.9% for both the third quarter of fiscal 2014 and the third quarter of fiscal 2013. In each period, our effective tax rate was higher than the federal statutory rate primarily due to state taxes.

Comparison of the Nine Months Ended June 30, 2014 to the Nine Months Ended June 30, 2013

        Net Sales.    Net sales increased by $4.9 million, or 3.1%, to $162.0 million for the nine months ended June 30, 2014 from $157.1 million for the nine months ended June 30, 2013. Net sales of branded nutritional supplements and other natural products increased by $4.3 million, or 3.0%, to $146.6 million for the nine months ended June 30, 2014 from $142.3 million for the nine months ended June 30, 2013. The increase in net sales of branded nutritional supplements and other natural products was primarily related to the net sales contributions of the fiscal 2013 and fiscal 2014 acquisitions and $1.5 million in price increases, partially offset by a decrease in sales volume of branded products to certain customers. Other net sales increased by $0.6 million, or 4.1%, to $15.4 million for the nine months ended June 30, 2014 from $14.8 million for the nine months ended June 30, 2013. The increase in other net sales was primarily related to the net sales contributions of the fiscal 2013 and fiscal 2014 acquisitions.

        Gross Profit.    Gross profit increased by $3.2 million, or 4.2%, to $80.4 million for the nine months ended June 30, 2014 from $77.2 million for the nine months ended June 30, 2013. The increase in gross profit was primarily attributable to the increase in net sales. As a percentage of net sales, gross profit increased to 49.6% for the nine months ended June 30, 2014 from 49.1% for the nine months ended June 30, 2013. This increase in gross profit percentage was primarily attributable to decreased manufacturing labor and overhead costs in certain manufacturing processes.

        Selling, General and Administrative.    Selling, general and administrative expenses increased by $3.3 million, or 6.1%, to $57.6 million for the nine months ended June 30, 2014 from $54.3 million for the nine months ended June 30, 2013. As a percentage of net sales, selling, general and administrative expenses increased to 35.6% for the nine months ended June 30, 2014 compared to 34.6% for the nine months ended June 30, 2013. This increase in selling, general and administrative expenses was primarily attributable to operational and transition costs related to the fiscal 2013 and fiscal 2014 acquisitions.

        Amortization of Intangible Assets.    Amortization of intangible assets was $1.9 million for the nine months ended June 30, 2014 and $1.7 million for the nine months ended June 30, 2013. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

        Interest and Other Expense, Net.    Net interest and other expense was $1.0 million for both the nine months ended June 30, 2014 and 2013 and primarily consisted of interest expense on indebtedness under our revolving credit facility.

        Provision for Income Taxes.    Our effective tax rate was 37.0% for the nine months ended June 30, 2014 and 36.0% for the nine months ended June 30, 2013. In each period, our effective tax rate was higher than the federal statutory rate primarily due to state taxes.

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

        The following table sets forth a reconciliation of net income to Adjusted EBITDA for each period included herein:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Net income	$3,997	$3,842	$12,456	$12,872
Provision for income taxes	2,333	2,249	7,329	7,249
Interest and other expense, net(1)	356	336	1,024	1,024
Depreciation and amortization	2,942	2,486	8,357	7,325

Adjusted EBITDA	$9,628	$8,913	$29,166	$28,470

(1)
Includes amortization of deferred financing fees.

        Our Adjusted EBITDA increased to $9.6 million for the third quarter of fiscal 2014 from $8.9 million for the third quarter of fiscal 2013. Adjusted EBITDA as a percentage of net sales was 17.3% for the third quarter of fiscal 2014 and 17.5% for the third quarter of fiscal 2013.

        Our Adjusted EBITDA increased to $29.2 million for the nine months ended June 30, 2014 from $28.5 million for the nine months ended June 30, 2013. Adjusted EBITDA as a percentage of net sales was 18.0% for the nine months ended June 30, 2014 and 18.1% for the nine months ended June 30, 2013.

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

Liquidity and Capital Resources

        We had working capital of $57.6 million as of June 30, 2014 compared to $53.3 million as of September 30, 2013. The increase in working capital was primarily the result of increases in accounts receivable and inventories, partially offset by a decrease in cash.

        Net cash provided by operating activities for the nine months ended June 30, 2014 was $16.1 million compared to $19.2 million for the comparable period in fiscal 2013. This decrease in net cash provided by operating activities for the nine months ended June 30, 2014 was primarily attributable to changes in operating assets and liabilities.

        Net cash used in investing activities was $24.8 million for the nine months ended June 30, 2014 compared to $7.0 million for the comparable period in fiscal 2013. Our investing activities consisted of acquisitions of businesses and capital expenditures. The capital expenditures primarily related to buildings, building improvements, distribution and manufacturing equipment and information systems.

        During the nine months ended June 30, 2014, we made six acquisitions of businesses. On October 16, 2013, we acquired certain operating assets of TCCD International, Inc. On November 25, 2013, we acquired certain operating assets of Green Luxury Brands, Inc. On December 19, 2013, we acquired certain operating assets of Twinlab Corporation. On January 15, 2014, we acquired certain operating assets of Peachtree Natural Foods, Inc. On April 11, 2014, we acquired certain operating assets of Northwest Health Foods, Inc. On April 17, 2014, we acquired certain operating assets of Bio-Genesis Nutraceuticals, Inc. The aggregate purchase price of these acquisitions was $16.2 million in cash.

        During the nine months ended June 30, 2013, we made two acquisitions of businesses. On April 1, 2013, we acquired certain operating assets of Tri Medica International, Inc. On May 17, 2013, we acquired certain operating assets of LC Nutrition and Vitamin House. The aggregate purchase price of these acquisitions was $0.8 million.

        Net cash provided by financing activities was $5.4 million for the nine months ended June 30, 2014 and net cash used in financing activities was $11.5 million for the comparable period in fiscal 2013. During these periods, financing activities primarily related to borrowings and repayments under our revolving credit facility, purchases of common stock for treasury and proceeds from the issuance of common stock related to stock option exercises and the direct stock purchase plan. Also, in December 2012, our board of directors declared a special cash dividend of $1.00 per share for all shares of common stock. This special cash dividend totaled $9.8 million and was paid on December 28, 2012.

        In October 2007, we registered a direct stock purchase plan with the Securities and Exchange Commission. The purpose of this direct stock purchase plan is to provide a convenient way for existing stockholders, as well as new investors, to purchase shares of our common stock. A total of 1,500,000 shares of our common stock were registered under the plan with 3,061 shares purchased during the nine months ended June 30, 2014. As of June 30, 2014, there were 1,382,444 shares of common stock available for purchase.

        On December 17, 2010, we amended and restated our revolving credit facility (the "Restated Credit Agreement"). The Restated Credit Agreement extends the term of the credit facility to December 2015, resets the available credit borrowings to $90 million with no automatic reductions and provides an accordion feature which can increase the available credit borrowings to $120 million subject to approval by the lenders and compliance with certain covenants and conditions. The lenders under the Restated Credit Agreement are Rabobank International and Wells Fargo. To date, we have not experienced any difficulties in accessing the available funds under the Restated Credit Agreement. Deferred financing fees of $0.9 million related to the Restated Credit Agreement are being amortized over the term of the Restated Credit Agreement on a straight-line basis, which is not materially different from the effective interest method.

        At June 30, 2014, we had outstanding revolving credit borrowings of $41.5 million under the Restated Credit Agreement. Borrowings under the Restated Credit Agreement are collateralized by substantially all of our assets. At our election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At June 30, 2014, the applicable weighted-average interest rate for outstanding borrowings was 2.23%. We are also required to pay a quarterly fee of 0.50% on the unused balance under the Restated Credit Agreement. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The Restated Credit Agreement matures on December 15, 2015, and we are required to repay all principal and interest outstanding under the Restated Credit Agreement on such date.

        The Restated Credit Agreement contains restrictive covenants, including limitations on incurring certain other indebtedness and requirements that we maintain certain financial ratios. As of June 30, 2014, we were in compliance with the restrictive covenants. Upon the occurrence of a default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring us to repay all amounts outstanding under the Restated Credit Agreement.

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

Contractual Obligations and Other Commitments

        Our significant non-cancelable contractual obligations and other commitments as of June 30, 2014 were as follows:

	Payments Due By Period
Contractual Obligations and Other Commitments	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(dollars in thousands)
Revolving credit facility	$41,500	$—	$41,500	$—	$—
Interest on revolving credit facility(a)	1,750	1,198	552	—	—
Operating leases	6,783	3,765	2,601	417	—

Total	$50,033	$4,963	$44,653	$417	$—

(a)
Represents estimated interest obligations associated with our outstanding revolving credit facility balance of $41.5 million at June 30, 2014, assuming no principal payments are made before the maturity date of December 15, 2015, a weighted-average interest rate of 2.23% and an underutilization fee rate of 0.50%.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        At our election, borrowings under the Restated Credit Agreement bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At June 30, 2014, the applicable weighted-average interest rate for borrowings was 2.23% and we had total borrowings outstanding of $41.5 million. A hypothetical 100 basis point change in interest rates would not have had a material impact on our reported net income or cash flows for the nine months ended June 30, 2014 and 2013.

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

        As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based on the foregoing, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2014.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        We did not sell any unregistered equity securities during the quarterly period ended June 30, 2014.

        Prior to fiscal 2014, our Board of Directors approved a share purchase program authorizing us to buy up to 4,500,000 shares of our common stock. As of June 30, 2014, there were 786,204 shares available for purchase under this program. The shares available for purchase under this program have no expiration date. Purchases under this program during the three months ended June 30, 2014 occurred in April, May and June as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1 - 30, 2014	4,935	$25.99	4,935
May 1 - 31, 2014	36,000	23.43	36,000
June 1 - 30, 2014	58,606	23.83	58,606

	99,541	23.79	99,541	786,204

Item 6.    Exhibits

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)
Filed herewith.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEUTICAL INTERNATIONAL CORPORATION
(Registrant)

Date: July 31, 2014	By:	/s/ CORY J. MCQUEEN Cory J. McQueen Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)