Form 10-K
period 2014-09-30
NUTRACEUTICAL INTERNATIONAL CORP
filed 2014-11-20
CIK 1050007

Use these links to rapidly review the document

Nutraceutical International Corporation

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the Fiscal Year Ended September 30, 2014
or
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 31, 2014 at a closing sale price of $25.99 as reported by the NASDAQ Stock Market was approximately $224.6 million. Shares of common stock held by each officer and director and by each person who owns or may be deemed to own 10% or more of the outstanding common stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of November 17, 2014, the Registrant had 9,644,776 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies for the Registrant's 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

NUTRACEUTICAL INTERNATIONAL CORPORATION
ANNUAL REPORT ON FORM 10-K
For The Fiscal Year Ended September 30, 2014

PART I

Item 1.    Business

        We were incorporated in Delaware in 1993 and maintain our principal executive offices at 1400 Kearns Boulevard, 2nd Floor, Park City, Utah 84060. For convenience in this report, the terms "Company," "Nutraceutical," "we" and "us" may be used to refer to Nutraceutical International Corporation and/or its subsidiaries, except where indicated otherwise. Our telephone number is (435) 655-6106.

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

        We manufacture and sell nutritional supplements and other natural products under numerous brands including Solaray®, KAL®, Nature's Life®, LifeTime®, Natural Balance®, NaturalCare®, Health from the Sun®, Pioneer®, Nutra BioGenesis™, Life-flo®, Organix South®, Heritage Store® and Monarch Nutraceuticals™.

        We own neighborhood natural food markets, which operate under the trade names The Real Food Company™, Thom's Natural Foods™ and Cornucopia Community Market™. We also own health food stores, which operate under various trade names including Fresh Vitamins™, Granola's™ and Peachtree Natural Foods®.

        We manufacture and/or distribute one of the broadest branded product lines in the industry with approximately 8,000 individual stock keeping units ("SKUs"), including approximately 800 SKUs exclusively sold internationally. We believe that as a result of our emphasis on innovation, quality, loyalty, education and customer service, our brands are widely recognized in health and natural food stores and among their customers.

        We were formed in 1993 to effect a consolidation strategy in the fragmented vitamin, mineral, herbal and other nutritional supplements industry (the "VMS Industry"). Since our formation, we have completed numerous acquisitions of businesses in the VMS Industry. As a result of these acquisitions, internal growth and cost management, we believe that we are well positioned to continue to capitalize on the consolidation that we believe is occurring in the VMS Industry.

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

        We believe we are among the largest suppliers of nutritional supplements to the Healthy Foods Channel that develop, manufacture, market and directly distribute a majority of their own products. We manufactured approximately 75% of our branded products in fiscal 2014 and believe that the quality of our products is among the highest in the industry. We market our branded products through one of the industry's largest sales forces dedicated to the Healthy Foods Channel. We seek to be a market leader in the development of new and innovative products, introducing approximately 150 new SKUs in fiscal 2014. We believe that we benefit from greater customer and product diversification than most of our larger competitors.

        We believe that consumers seeking high quality products are also purchasing them through other channels, such as products available through health care practitioners and direct to consumer channels and we continue to seek opportunities through acquisitions to explore reaching our target consumers through these and additional channels.

Industry

        According to Nutrition Business Journal, the total retail natural products market (the "Natural Products Market") is highly fragmented and totaled approximately $153.2 billion in retail sales in calendar 2013. The Natural Products Market is comprised of the following submarkets (with estimated calendar 2013 sales indicated): (i) personal care, $14.4 billion, (ii) natural and organic foods, $56.9 billion, (iii) functional foods, $47.0 billion and (iv) vitamins, minerals and supplements, $34.9 billion. Historically, our primary focus has been on vitamins, minerals and supplements (the "VMS Market"), but recently we have increased our effort in other areas within the Natural Products Market.

        The total retail VMS Market is highly fragmented with estimated sales of $34.9 billion in calendar 2013, $32.5 billion in calendar 2012 and $30.0 billion in calendar 2011. We believe that the VMS Market reached its present size due to a number of factors, including (i) interest in healthier lifestyles, living longer and living well, (ii) the publication of research findings supporting the positive health effects of certain nutritional supplements and (iii) the aging of the "Baby Boom" generation combined with the tendency of consumers to purchase more nutritional supplements and natural foods as they age. Over the last few years, some publicly-traded nutritional supplement companies and industry analysts have commented on slowing growth trends and/or ongoing softness in sales of some nutritional supplements. We believe this may be the result of, among other things, the lack of any recent industry-wide "hit" products, negative press releases regarding certain ingredients and companies in the VMS Market and increased market and pricing competition, as well as competition from food and pharmaceutical companies.

Products

        We primarily manufacture and market nutritional supplements and also sell certain other natural products. As of September 30, 2014, we sold approximately 8,000 SKUs, including approximately 800 SKUs exclusively sold internationally, under approximately 50 different brands. Our products include: (i) vitamins and minerals, (ii) herbs, (iii) specialty formulas, (iv) personal care products,

(v) homeopathics, (vi) functional foods and (vii) other products. To accommodate consumer preferences, our products come in various formulations and delivery forms, including capsules, tablets, softgels, chewables, liquids, creams, sprays, powders and whole herbs.

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

Research and Development; Quality Control

        We have a commitment to research and development and to introducing innovative products to correspond with consumer trends and scientific research. We believe that product quality and innovation are fundamental to our long-term growth and success. Through our research and development efforts, we seek to (i) test the safety, purity and potency of products, (ii) develop more effective and efficient means of producing ingredients for use in products, (iii) develop testing methods for ensuring and verifying the consistency of the dosage of ingredients included in our products, (iv) develop new, more effective product delivery forms and (v) develop new products either by combining existing ingredients used in nutritional supplements or identifying new ingredients that can be used in nutritional supplements. Our efforts are designed to lead not only to the development of new and improved products, but also to ensure effective manufacturing quality control measures. For the years ended September 30, 2014, 2013 and 2012, we incurred $3.8 million, $3.4 million and $3.6 million, respectively, in research and development expenditures.

        We conduct research and development in our own facilities. We currently employ various professionals in research and development and quality control with degrees in, among other things, chemistry, microbiology and engineering and, in many cases, these professionals have also received training in natural health food products. In addition, we retain the services of outside laboratories from time to time to validate our product standards and manufacturing protocols.

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

        Au Naturel, Inc., a subsidiary of Nutraceutical, was formed in fiscal 1995 for the purpose of marketing and/or selling our branded products internationally. During fiscal 2014, Au Naturel marketed products to distributors and other customers in approximately 70 countries. Au Naturel markets domestic branded products as well as custom-labeled versions of its domestic branded products internationally; however, many of its products must be modified to meet the specific labeling or formulation requirements of the relevant foreign country. In most foreign markets, Au Naturel sells to local distributors. However, in certain foreign markets (including the United Kingdom, the Netherlands, Norway, Sweden, Canada and Japan), Au Naturel markets and sells its products directly to retailers.

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

        We manufactured approximately 75% of our branded products in fiscal 2014, based on net sales. By manufacturing the majority of our own products, we believe that we maintain better control over product quality and availability while also reducing production costs. Our manufacturing operations are performed primarily in our facilities located in the greater Ogden, Utah area, although we also have a cream manufacturing operation in Phoenix, Arizona, a liquid manufacturing operation in Tulsa, Oklahoma and personal care manufacturing operations in Bowling Green and Pompano Beach, Florida and Sebastopol, California. We have a working relationship with numerous outside manufacturers, including softgel manufacturers and packagers and utilize these outside sources from time to time. Manufacturing backlogs, to the extent they may exist from time to time, do not have a material impact on delivery time to the customer. We have organized our manufacturing operations under various subsidiary companies.

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

Materials and Suppliers

        We employ a purchasing staff that works with marketing, product development, formulations and quality control personnel to source raw materials for products as well as other items purchased by us. Raw materials are sourced principally from the United States, Europe and China. Raw materials used by us are available from a variety of suppliers and no one supplier accounted for more than 6% of our total raw material purchases in fiscal 2014. We seek to mitigate the risk of a shortage of raw materials through our relationships with our principal suppliers, including identification of alternative suppliers for the same, or similar, raw materials where available. We also manufacture bulk branded products to allow more extensive vertical integration and to improve the quality and consistency of raw materials.

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

        Some of our products are regulated as conventional foods under the Nutrition Labeling and Education Act of 1990 ("NLEA"). The NLEA amended the FDCA to establish additional requirements for ingredient and nutrition labeling and labeling claims for conventional foods. In March 2014, FDA issued a proposed rule to significantly revise the nutrition labeling requirements for conventional foods. If finalized as proposed, we will need to revise all our conventional food product labels. Most of our products are classified as dietary supplements. FDA's proposed revision regarding nutrition labeling also affects the nutrition labeling of certain dietary supplements. If implemented as proposed, we will have to revise the label for a significant number of our dietary supplements. Moreover, we may need to reformulate products to maintain eligibility for certain marketing claims.

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

        One of FSMA's more significant changes is the requirement of preventive controls for food facilities required to register with the FDA, except dietary supplement facilities in compliance with both GMPs and the serious adverse event reporting requirements. Although dietary supplement facilities are exempt from the preventative controls requirements, dietary ingredient facilities might not qualify for the exemption. FDA's proposed preventative controls regulations, issued in February 2013 and supplemented in September 2014, would require that facilities develop and implement preventive controls (including supplier controls) to assure that identified hazards are significantly minimized or prevented, monitor the effectiveness of the preventive controls, and maintain numerous records related to those controls. When implemented, the preventative controls requirements may increase the costs of dietary ingredients and affect our ability to obtain dietary ingredients. An additional significant change related to FSMA is the requirement that importers implement a foreign supplier verification program ("FSVP"). FDA's proposed FSVP regulations, issued in July 2013 and supplemented in September 2014, would require importers to implement supplier verification activities to ensure that the foods they import meet domestic standards, with a partial exemption that might or might not apply to certain importers of dietary ingredients. When implemented, the FSVP requirements may affect the cost and the availability of dietary supplements and dietary ingredients.

        As required by Section 113(b) of the FSMA, the FDA published in July 2011 a draft guidance document clarifying when the FDA believes a dietary ingredient is an NDI, when a manufacturer or distributor must submit an NDI premarket notification to the FDA, the evidence necessary to document the safety of an NDI and the methods for establishing the identity of an NDI. The draft guidance, if implemented as proposed, could have a material impact on our operations. Although our industry has strongly objected to several aspects of the draft guidance, it is unclear whether FDA will make any changes to the draft guidance, and if the agency does make changes, what changes FDA will make. In addition, it is possible that the FDA takes enforcement actions consistent with the interpretations in the draft guidance before issuing a final version.

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

        We market various dietary supplements and personal care products with organic claims. It is unclear whether these products and the organic claims on their labels are subject to the requirement of the Organic Food Production Act of 1990 and the National Organic Program ("NOP") implementing regulations. The NOP has made contradictory assertions. If the NOP asserts jurisdiction in the future, this would have a material impact on our ability to market these products.

        All states regulate foods and drugs under laws that generally parallel federal statutes. We are also subject to state consumer health and safety regulations, such as California Safe Drinking Water and Toxic Enforcement Act of 1986 ("Proposition 65"). Violation of Proposition 65 may result in substantial monetary penalties and compliance with Proposition 65 is a major focus. Contemplated changes in the Proposition 65 labeling requirements could potentially lead to substantial costs to us.

        The sale of our products in countries outside the United States is regulated by the governments of those countries. Our plans to commence or expand sales in those countries may be prevented or delayed or even suspended by such regulations or by regulators in those countries. In countries in which we have distributors, compliance with such regulations is generally undertaken by our distributors, but even in these cases we assist with such compliance and in many cases may be liable if a distributor fails to comply. These distributors are independent contractors over whom we have limited control. In certain countries, we distribute our products through our own subsidiary or branch; in these countries we retain responsibility for compliance with all applicable regulations. These countries currently include the United Kingdom, the Netherlands, Norway, Sweden, Canada, Japan and certain Caribbean Islands.

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

        With regard to the mass market retail channel of distribution, our sales are focused primarily in limited SKUs in the Body Gold®, Sayge® and NaturalCare® lines. All of these lines were focused on the mass market channel when acquired. We do not consider this channel to be an area of primary focus. It is possible that as increasing numbers of companies (or brands of companies) sell nutritional supplement products and other natural products in the mass market channels (such as Pharmavite (Nature Made), Carlyle Group (Nature's Bounty), Reckitt Benckiser (Schiff), Hain Celestial and Church & Dwight), these product offerings may affect sales in the Healthy Foods Channel. We also compete with distributors that sell products to the Healthy Foods Channel as well as the mass market retail channel (such as United Natural Foods, Select Nutrition and KeHE Distributors). In addition, several major pharmaceutical companies continue to offer nutritional supplement lines in the mass market, including Pfizer (Centrum) and Bayer (One-A-Day). Some of these nutritional supplements purport to use proprietary manufacturing techniques or delivery forms. Moreover, pharmaceutical companies offer prescription and over-the-counter products that are or may be competitive with nutritional supplements, particularly with regard to certain categories of products.

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

        We protect our legal rights concerning our trademarks by appropriate measures, which may include legal action. We possess a portfolio of both registered and unregistered (i.e., common law) trademarks. In certain circumstances, we seek and obtain registrations for our trademarks, which may confer certain advantages, and the decision to register a trademark is made on a case by case basis. We have registered and intend to register certain trademarks in certain limited jurisdictions outside the United States where our products are sold, but we may not register all or even some of our trademarks in every country in which we conduct business or intend to conduct business.

        We own six U.S. patents and have filed three additional patent applications but generally do not seek patent protection for our products. Our patents expire between July 2017 and December 2026. We sell a number of products that include patented ingredients. We purchase these ingredients from parties that we believe have the right to manufacture and sell those ingredients to us. However, there are a large number of patents that have been granted or applied for in the dietary supplement industry, and there may be an increased possibility that third parties will seek to compel us and our competitors to purchase their patented ingredients or file infringement actions. The cost of these patented ingredients is typically higher than the cost of non-patented ingredients.

        We are currently involved in various patent and trademark cases that have arisen in the ordinary course of business. See "Legal Proceedings."

Employees

        At September 30, 2014, we employed approximately 818 full-time and approximately 95 part-time employees. None of our employees is represented by a collective bargaining unit. We believe that we have a good relationship with our employees.

Available Information

        The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding us. Our Annual Report on Form 10-K filed with the SEC includes all exhibits required to be filed with the SEC. We make available, free of charge, on our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such reports are available as soon as is reasonably practicable after we electronically file such materials with the SEC. Additionally, copies of this Annual Report on Form 10-K are available without charge upon request. Please contact us to request copies of this Annual Report on Form 10-K at (435) 655-6106.

Executive Officers

        The following table sets forth certain information concerning our executive officers:

Name	Age	Position
Frank W. Gay II	68	Director, Chairman of the Board and Chief Executive Officer
Bruce R. Hough	60	President
Jeffrey A. Hinrichs	57	Director, Executive Vice President, Chief Operating Officer and Secretary
Gary M. Hume	65	Executive Vice President
Stanley E. Soper	51	Vice President, Legal Affairs and Assistant Secretary
Cory J. McQueen	45	Vice President and Chief Financial Officer
Christopher B. Neuberger	47	Vice President, Marketing and Sales
Daren P. Peterson	52	Vice President, Operations
Andrew W. Seelos	47	Assistant Vice President and Controller

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

Regulatory, Legal and Insurance Risks

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

        We are party to a number of lawsuits that arise in the ordinary course of business and may become party to others in the future.    We are party to a number of lawsuits that arise in the ordinary course of business and may become party to others in the future. The possibility of such litigation, and its timing, is in large part outside our control. Some of these lawsuits may involve class action claims, which by virtue of involving a large number of potential class members, may require increased costs of defense and risk. While none of the current individual lawsuits in which we are involved are reasonably estimable to be material as of the date of this filing, it is possible that future litigation could arise, or developments could occur in existing litigation, that could have material adverse effects on us.

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

        Because we manufacture approximately 75% of our products, we are dependent upon the uninterrupted and efficient operation of our manufacturing facilities, which are subject to power failures, the breakdown, failure or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters and the need to comply with the requirements or directives of government agencies, including the FDA.    We are dependent upon the uninterrupted and efficient operation of our manufacturing facilities in Ogden, Utah as well as Phoenix, Arizona, Tulsa, Oklahoma, Bowling Green and Pompano Beach, Florida and Sebastopol, California. Those operations are subject to power failures, the breakdown, failure or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters and the need to comply with the requirements or directives of government agencies, including the FDA. There can be no assurance that the occurrence of these or any other operational problems at our facilities would not have a material adverse effect on our business, financial condition and results of operations.

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

        We are dependent upon our lenders for financing to execute our business strategy and meet our liquidity needs and the lack of adequate financing could negatively impact our business.    There is risk that any lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including but not limited to: extending credit up to the maximum permitted by a credit facility, allowing access to additional credit features and otherwise accessing capital and/or honoring loan commitments. The lenders on our credit facility are Rabobank International and Wells Fargo. If our lenders failed to honor their legal commitments under our credit facility, it is not certain we could replace our credit facility on similar terms.

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

Item 1B.    Unresolved Staff Comments

        We do not have any unresolved comments from the SEC staff.

Item 2.    Properties

        The following table describes our principal properties as of November 17, 2014:

Purpose	Location	Square Footage
Rapid Response Center(1)(2)	Ogden, UT	516,455
Transitional warehouse(3)	Ogden, UT	106,450
Product manufacturing(2)	Tulsa, OK	76,733
Product manufacturing(2)	Ogden, UT	31,230
Corporate Office(2)	Park City, UT	21,065
Product manufacturing	Ogden, UT	17,900
Marketing and sales offices	Park City, UT	15,905
Product manufacturing	Pompano Beach, FL	13,986
Product manufacturing(2)	Bowling Green, FL	8,210
Product manufacturing	Sebastopol, CA	7,872
Product manufacturing	Phoenix, AZ	7,248
Executive offices	Park City, UT	6,103
Product manufacturing	Ogden, UT	5,000

(1)
The Rapid Response Center is the central facility where we are, and have been, consolidating operations. The Rapid Response Center currently includes raw materials, manufacturing, packaging, distribution and offices.

(2)
We own these properties. We lease all other properties identified above.

(3)
The lease for this transitional warehouse expires in May 2015, although we can terminate early on 6 months' notice.

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

        In the opinion of management, the losses related to individual regulatory and legal matters in which we are presently involved are not probable and no estimate can be made of the range of potential gains or losses. While incapable of estimation, in the opinion of management, none of the regulatory and legal matters in which we are involved are individually expected to have a material adverse effect on our financial position, results of operations or cash flows. However, our aggregate liability arising from regulatory and legal proceedings related to these matters or future matters could have a material effect on our financial position, results of operations or cash flows.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock is traded on the NASDAQ Stock Market under the symbol "NUTR." The common stock commenced trading on the NASDAQ Stock Market on February 20, 1998 upon completion of our initial public offering. The following table sets forth the high and low closing prices per share for the common stock:

	High	Low
Fiscal 2013:
First Quarter	$16.93	$14.77
Second Quarter	17.89	16.36
Third Quarter	20.59	16.86
Fourth Quarter	24.04	21.35
Fiscal 2014:
First Quarter	27.11	23.50
Second Quarter	27.30	24.08
Third Quarter	28.10	22.51
Fourth Quarter	24.45	20.91
Fiscal 2015:
First Quarter (through November 17, 2014)	22.97	20.91

Holders

        As of the close of business on November 17, 2014, there were approximately 175 holders of record of common stock and approximately 2,145 beneficial holders. The closing price of our common stock on November 17, 2014, as reported by the NASDAQ Stock Market, was $22.67.

Dividends

        In December 2012, our Board of Directors declared a special cash dividend of $1.00 per share for all shares of common stock. This special cash dividend totaled $9.8 million and was paid on December 28, 2012 to stockholders of record on December 21, 2012.

        Any future determination by us to pay dividends will be at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions, including restrictions specified in our current credit agreement.

Purchase of Equity Securities

        Prior to fiscal 2014, our Board of Directors approved a share purchase program authorizing us to buy up to 4,500,000 shares of our common stock. As of September 30, 2014, 732,024 shares may yet be purchased under this program. Purchases under this program during the fiscal 2014 fourth quarter occurred in July, August and September as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1 - 31, 2014	37,677	$23.54	37,677
August 1 - 31, 2014	15,503	23.23	15,503
September 1 - 30, 2014	1,000	22.33	1,000

	54,180	23.43	54,180	732,024

        All shares purchased during the fiscal 2014 fourth quarter, except for 1,000 shares, were retired prior to September 30, 2014.

        Under this approved share purchase program, we may purchase common stock from time to time on the open market and in individually-negotiated transactions. The amount and timing of any purchases will be dependent upon a number of factors, including the price and availability of our shares and general market conditions.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table summarizes outstanding options as of September 30, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	32,500	$14.22	768,212
Equity compensation plans not approved by security holders	—	—	—

Total:	32,500	14.22	768,212

        On January 28, 2013, stockholders approved the Nutraceutical International Corporation 2013 Long-Term Equity Incentive Plan (the "2013 Plan") and the reservation of 800,000 shares of our common stock for issuance under the 2013 Plan. Equity awards available under the 2013 Plan include stock options, stock appreciation rights and restricted stock awards. The 2013 Plan provides a means through which we may attract and retain key personnel, including non-executive directors, and provide a means for directors, officers, employees, consultants and advisors to acquire and maintain an equity interest in our Company. The 2013 Plan will be administered by the Compensation Committee of our Board of Directors, which has the authority to determine the terms of the awards, determine the number of shares of our common stock to be covered by the awards and make such other determinations as necessary in administering the 2013 Plan. The 2013 Plan will terminate on the tenth anniversary of its effective date. As of September 30, 2014, 31,788 shares of the Company's common stock were issued as equity awards under the 2013 Plan. These non-cash stock awards were granted on December 11, 2013 at a fair value of $0.8 million, with fair value being determined by the closing price of the Company's common stock on the grant date. These stock awards were registered, unrestricted and fully vested on the grant date. As of September 30, 2014, 768,212 shares of the Company's common stock are available for issuance under the 2013 Plan.

        The 32,500 options outstanding at September 30, 2014 were granted under a previous equity compensation plan. This previous equity compensation plan terminated on September 30, 2005 so no additional options can be granted under this plan.

Item 6.    Selected Financial Data

        The selected financial data presented below were derived from our Consolidated Financial Statements. This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto.

	Year Ended September 30,
	2014	2013	2012	2011	2010
	(dollars in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$214,474	$208,397	$200,367	$188,070	$180,052
Cost of sales	108,169	105,518	100,413	92,877	86,199

Gross profit	106,305	102,879	99,954	95,193	93,853
Operating expenses:
Selling, general and administrative	76,874	72,413	71,425	68,230	65,666
Amortization of intangible assets	2,667	2,209	2,007	1,654	1,299
Impairment of intangible assets(1)	267	124	850	—	—

Income from operations	26,497	28,133	25,672	25,309	26,888
Interest and other expense, net	1,421	1,360	1,497	1,140	550

Income before provision for income taxes	25,076	26,773	24,175	24,169	26,338
Provision for income taxes	9,187	9,765	8,408	8,451	9,955

Net income	$15,889	$17,008	$15,767	$15,718	$16,383

Net income per common share:
Basic	$1.62	$1.74	$1.59	$1.52	$1.57
Diluted	$1.62	$1.73	$1.59	$1.51	$1.56
Weighted average common shares outstanding:
Basic	9,792,276	9,783,300	9,916,603	10,322,177	10,410,526
Diluted	9,801,080	9,807,858	9,933,997	10,385,583	10,503,933
Other Financial Data:
Adjusted EBITDA(2)	$38,232	$38,048	$35,299	$33,361	$34,262
Capital expenditures (excluding acquisitions)	11,298	8,347	9,953	12,405	11,525
Cash flows provided by (used in):
Operating activities	20,038	26,770	27,162	26,340	17,870
Investing activities	(27,675)	(11,729)	(22,201)	(27,185)	(26,430)
Financing activities	5,695	(11,551)	(2,598)	(495)	6,448
Balance Sheet Data (at period end):
Cash	$6,232	$8,235	$4,824	$2,441	$3,740
Working capital	62,141	53,252	47,598	42,332	12,621
Total assets	214,778	192,310	185,918	171,665	154,947
Total debt	43,000	32,500	34,000	32,000	28,000
Stockholders' equity	149,613	137,876	131,056	119,675	107,535

(1)
During the year ended September 30, 2014, we recorded a non-cash intangible asset impairment charge of $267 ($168 after tax, or $0.02 per diluted share) related to a tradename. During the year ended September 30, 2013, we recorded non-cash intangible asset impairment charges of $124 ($78 after tax, or $0.01 per diluted share) related to certain tradenames. During the year ended September 30, 2012, we recorded a non-cash intangible asset impairment charge of $850 ($551 after tax, or $0.06 per diluted share) related to the consolidation of certain tradenames.

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

        The following table sets forth a reconciliation of net income to Adjusted EBITDA for each period included herein:

	Year Ended September 30,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Net income	$15,889	$17,008	$15,767	$15,718	$16,383
Provision for income taxes	9,187	9,765	8,408	8,451	9,955
Interest and other expense, net(1)	1,421	1,360	1,497	1,140	550
Depreciation and amortization	11,468	9,791	8,777	8,052	7,374
Impairment of intangible assets	267	124	850	—	—

Adjusted EBITDA	$38,232	$38,048	$35,299	$33,361	$34,262

Percentage of net sales	17.8%	18.3%	17.6%	17.7%	19.0%

(1)
Includes amortization of deferred financing fees.

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

        We manufacture and sell nutritional supplements and other natural products under numerous brands including Solaray®, KAL®, Nature's Life®, LifeTime®, Natural Balance®, NaturalCare®, Health from the Sun®, Pioneer®, Nutra BioGenesis™, Life-flo®, Organix South®, Heritage Store® and Monarch Nutraceuticals™.

        We own neighborhood natural food markets, which operate under the trade names The Real Food Company™, Thom's Natural Foods™ and Cornucopia Community Market™. We also own health food stores, which operate under various trade names including Fresh Vitamins™, Granola's™ and Peachtree Natural Foods®.

        We manufacture and/or distribute one of the broadest branded product lines in the industry with approximately 8,000 SKUs, including approximately 800 SKUs exclusively sold internationally. We believe that as a result of our emphasis on innovation, quality, loyalty, education and customer service, our brands are widely recognized in health and natural food stores and among their customers.

        We were formed in 1993 to effect a consolidation strategy in the fragmented VMS Industry. Since our formation, we have completed numerous acquisitions of businesses in the VMS Industry. We believe that Nutraceutical is well positioned to continue to capitalize on the consolidation we believe is occurring in the VMS Industry.

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

        We evaluate the recoverability of property, plant and equipment whenever events or circumstances indicate that the carrying amount of an asset group may not be recoverable. We measure recoverability of an asset group by comparison of its carrying amount to the future undiscounted cash flows the asset group is expected to generate. If an asset group is considered to be impaired, the difference between the carrying amount and the fair value of the impaired asset group is recognized as an impairment charge.

        Goodwill and Intangible Assets—Goodwill and intangible assets require estimates and judgments in determining the initial recognition and measurement, including factors and assumptions used in determining fair value and useful lives. Intangible assets with finite useful lives are amortized, while intangible assets with indefinite useful lives are not amortized. Amortizable intangible assets are reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill and indefinite-lived intangible assets are tested annually for impairment and when events or changes in circumstances indicate the carrying value may not be recoverable . The appropriateness of the indefinite-life classification of non-amortizable intangible assets is also reviewed as part of the annual testing or when circumstances warrant a change to a finite life. We perform our annual impairment testing as of September 30 each year, which is the last day of our fiscal year.

        A two-step process is used to test for goodwill impairment. The first step is to determine if there is an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value, including existing goodwill. Reporting unit fair values are estimated using market data as well as other factors. Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value. Upon an indication of impairment, a second step is performed to measure the amount of the impairment by comparing the implied fair value of the reporting unit's goodwill with its carrying value.

        Intangible assets with indefinite useful lives are tested for impairment at the individual tradename level by comparing the fair value of the indefinite- lived intangible asset to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment charge is recognized. Fair values of indefinite-lived intangible assets are estimated using discounted cash flow models.

        Amortizable intangible assets are reviewed for recoverability by comparing an asset group's carrying amount to the future undiscounted cash flows the asset group is expected to generate. If an asset group is considered to be impaired, the difference between the carrying amount and the fair value of the impaired asset group is recorded.

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

        Revenue Recognition—Revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. We believe that these criteria are satisfied upon shipment from our facilities or, in the case of our neighborhood natural food markets and health food stores, at the point of sale within these stores. Revenue is reduced by provisions for estimated customer returns and allowances, which are based on historical averages that have not varied significantly for the periods presented, as well as specific known claims, if any. No other significant deductions from revenue must be estimated at the point in time that revenue is recognized.

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

Results of Operations

        The following table sets forth certain Consolidated Statements of Operations data as a percentage of net sales for the periods indicated:

	Year Ended September 30,
	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of sales	50.4	50.6	50.1

Gross profit	49.6	49.4	49.9
Selling, general and administrative	35.8	34.7	35.6
Amortization of intangible assets	1.3	1.1	1.0
Impairment of intangible assets	0.1	0.1	0.5

Income from operations	12.4	13.5	12.8
Interest and other expense, net	0.7	0.6	0.7

Income before provision for income taxes	11.7	12.9	12.1
Provision for income taxes	4.3	4.7	4.2

Net income	7.4%	8.2%	7.9%

Comparison of Fiscal 2014 to Fiscal 2013

        Net Sales.    Net sales increased by $6.1 million, or 2.9%, to $214.5 million for fiscal 2014 from $208.4 million for fiscal 2013. Net sales of branded nutritional supplements and other natural products increased by $5.0 million, or 2.6%, to $193.9 million for fiscal 2014 compared to $188.9 million for fiscal 2013. The increase in net sales of branded nutritional supplements and other natural products was primarily related to the net sales contributions of the fiscal 2013 and fiscal 2014 acquisitions and price increases of $1.5 million, partially offset by a decrease in sales volume of branded products to certain customers. Other net sales increased by $1.1 million, or 5.7%, to $20.6 million for fiscal 2014 compared to $19.5 million for fiscal 2013. The increase in other net sales was primarily related to the net sales contributions of the fiscal 2013 and fiscal 2014 acquisitions.

        Gross Profit.    Gross profit increased by $3.4 million, or 3.3%, to $106.3 million for fiscal 2014 from $102.9 million for fiscal 2013. This increase in gross profit was primarily attributable to the increase in net sales. As a percentage of net sales, gross profit was 49.6% for fiscal 2014 and 49.4% for fiscal 2013.

        Selling, General and Administrative.    Selling, general and administrative expenses increased by $4.5 million, or 6.2%, to $76.9 million for fiscal 2014 from $72.4 million for fiscal 2013. As a percentage of net sales, selling, general and administrative expenses increased to 35.8% for fiscal 2014 compared to 34.7% for fiscal 2013. This increase in selling, general and administrative expenses was primarily attributable to operational and transition costs related to the fiscal 2013 and fiscal 2014 acquisitions.

        Amortization of Intangible Assets.    Amortization of intangible assets was $2.7 million for fiscal 2014 and $2.2 million for fiscal 2013. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

        Impairment of Intangible Assets.    In performing our annual impairment testing as of September 30, 2014, we determined that there had been an increase in the probability that certain of our indefinite-lived tradenames could be consolidated with other existing tradenames in the future. As a result, we determined these tradenames with an aggregate carrying value of $1.1 million should be assigned finite useful lives. In accordance with Accounting Standards Codification ("ASC") 350, these tradenames were first tested for impairment as indefinite-lived intangible assets resulting in a non-cash intangible asset impairment charge of $0.3 million ($0.2 million after tax, or $0.02 per diluted share). The remaining $0.8 million was reclassified to amortizable intangible assets as of September 30, 2014 with a weighted-average amortization period of 15 years.

        In performing our annual impairment testing as of September 30, 2013, we determined that there had been an increase in the probability that certain of our indefinite-lived tradenames could be consolidated with other existing tradenames in the future. As a result, we determined these tradenames with an aggregate carrying value of $0.9 million should be assigned finite useful lives. In accordance with ASC 350, these tradenames were first tested for impairment as indefinite-lived intangible assets resulting in non-cash intangible asset impairment charges of $0.1 million ($0.1 million after tax, or $0.01 per diluted share). The remaining $0.8 million was reclassified to amortizable intangible assets as of September 30, 2013 with a weighted-average amortization period of 13 years.

        Interest and Other Expense, Net.    Net interest and other expense was $1.4 million for both fiscal 2014 and fiscal 2013 and primarily consisted of interest expense on indebtedness under our revolving credit facility.

        Provision for Income Taxes.    Our effective tax rate was 36.6% for fiscal 2014 and 36.5% for fiscal 2013.

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

        Impairment of Intangible Assets.    In performing our annual impairment testing as of September 30, 2013, we determined that there had been an increase in the probability that certain of our indefinite-lived tradenames could be consolidated with other existing tradenames in the future. As a result, we determined these tradenames with an aggregate carrying value of $0.9 million should be assigned finite useful lives. In accordance with ASC 350, these tradenames were first tested for impairment as indefinite-lived intangible assets resulting in non-cash intangible asset impairment charges of $0.1 million ($0.1 million after tax, or $0.01 per diluted share). The remaining $0.8 million was reclassified to amortizable intangible assets as of September 30, 2013 with a weighted-average amortization period of 13 years.

        During fiscal 2012, we recorded a non-cash intangible asset impairment charge of $0.9 million ($0.6 million after tax, or $0.06 per diluted share) related to the consolidation of our food, drug and mass ("FDM") tradenames. The charge represented the entire carrying amount of the Alan James Group™ ("AJG") tradename. Existing products under the AJG tradename were combined under our primary FDM Body Gold® tradename. We believe this tradename consolidation provides increased efficiencies and synergies for our FDM products and customers.

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

Selected Quarterly Financial Data; Seasonality

        The following table sets forth certain quarterly financial data for fiscal 2014 and fiscal 2013. This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements and, in our opinion, reflects all normally recurring adjustments necessary for fair presentation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal 2014				Fiscal 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands, except per share data: unaudited)
Net sales	$51,550	$54,859	$55,625	$52,440	$49,744	$56,583	$50,814	$51,256
Gross profit	26,062	27,160	27,152	25,931	24,141	28,150	24,879	25,709
Net income	4,135	4,324	3,997	3,433	3,494	5,536	3,842	4,136
Net income per common share:
Basic	$0.42	$0.44	$0.41	$0.35	$0.36	$0.57	$0.39	$0.42
Diluted	$0.42	$0.44	$0.41	$0.35	$0.36	$0.57	$0.39	$0.42

        We believe that our business is characterized by minor seasonality. However, sales to any particular customer can vary substantially from one quarter to the next based on such factors as industry trends, timing of promotional discounts, international economic conditions and acquisition-related activities. Excluding the effect of acquisitions, we have historically recorded higher branded products sales volume during the second fiscal quarter due to increased interest in health-related products among consumers following the holiday season. The fiscal 2014 acquisitions were completed during the first, second, third and fourth quarters and the fiscal 2013 acquisitions were completed during the third and fourth quarters.

Liquidity and Capital Resources

        As of September 30, 2014, we had cash of $6.2 million. Net cash provided by operating activities was $20.0 million, $26.8 million and $27.2 million for the years ended September 30, 2014, 2013 and 2012, respectively.

        Net cash used in investing activities was $27.7 million, $11.7 million and $22.2 million for the years ended September 30, 2014, 2013 and 2012, respectively. Our investing activities during these periods consisted of acquisitions of businesses and capital expenditures.

        During the year ended September 30, 2014, we made seven acquisitions of businesses. On October 16, 2013, we acquired certain operating assets of TCCD International, Inc. On November 25, 2013, we acquired certain operating assets of Green Luxury Brands, Inc. On December 19, 2013, we acquired certain operating assets of Twinlab Corporation. On January 15, 2014, we acquired certain operating assets of Peachtree Natural Foods, Inc. On April 11, 2014, we acquired certain operating assets of Northwest Health Foods, Inc. On April 17, 2014, we acquired certain operating assets of Bio-Genesis Nutraceuticals, Inc. On August 26, 2014, we acquired certain operating assets of Cooper Nutrition, Inc. The aggregate purchase price of these acquisitions was $16.4 million in cash.

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

        The fiscal 2014, 2013 and 2012 acquisitions were financed primarily using borrowings under our revolving credit facility, as well as cash provided by operating activities. These acquisitions are in keeping with our business strategy of consolidating the fragmented industry where we compete and acquiring nutritional brands with products we currently do not sell. The expected long-term sales and expense synergies of acquired businesses are generally not realized immediately following acquisition as certain transition and integration matters must be completed.

        Capital expenditures during the years ended September 30, 2014, 2013 and 2012 related primarily to buildings, building improvements, distribution and manufacturing equipment and information systems.

        Net cash provided by (used in) financing activities was $5.7 million, ($11.6) million and ($2.6) million for the years ended September 30, 2014, 2013 and 2012, respectively. Our financing activities during these periods consisted primarily of borrowings and repayments under our revolving credit facility, purchases of common stock for treasury and proceeds from the issuance of common stock. Also, in December 2012, our Board of Directors declared a special cash dividend of $1.00 per share for all shares of common stock. This special cash dividend totaled $9.8 million and was paid on December 28, 2012 to stockholders of record on December 21, 2012.

        In October 2007, we registered a direct stock purchase plan with the Securities and Exchange Commission. The purpose of this direct stock purchase plan is to provide a convenient way for existing stockholders, as well as new investors, to purchase shares of our common stock. A total of 1,500,000 shares of our common stock were registered under the plan with 3,770 and 11,677 shares purchased during the years ended September 30, 2014 and 2013, respectively. As of September 30, 2014, there were 1,381,735 shares of common stock available for purchase under this plan.

        On December 17, 2010, we amended and restated our revolving credit facility (the "Credit Agreement"). The Credit Agreement extends the term of the credit facility to December 2015, resets the available credit borrowings to $90.0 million with no automatic reductions and provides an accordion feature which can increase the available credit borrowings to $120.0 million subject to approval by the lenders and compliance with certain covenants and conditions. The lenders under the Credit Agreement are Rabobank International and Wells Fargo. To date, we have not experienced any difficulties in accessing the available funds under the Credit Agreement. Deferred financing fees of $0.9 million related to the Credit Agreement are being amortized over the term of the Credit Agreement.

        At September 30, 2014, we had outstanding revolving credit borrowings of $43.0 million under the Credit Agreement. Borrowings under the Credit Agreement are collateralized by substantially all of our assets. At our election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At September 30, 2014, the applicable weighted-average interest rate for outstanding borrowings was 2.48%. We are also required to pay a quarterly fee of 0.50% on the unused balance under the Credit Agreement. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly.

        The Credit Agreement contains restrictive covenants, including restrictions on incurring other indebtedness and requirements that we maintain certain financial ratios. As of September 30, 2014, we were in compliance with these restrictive covenants. Upon the occurrence of a default or an event of default, the lenders have various remedies or rights, which may include proceeding against the collateral or requiring us to repay all amounts outstanding under the Credit Agreement.

        On November 4, 2014, we amended the Credit Agreement (the "Amended Credit Agreement"). The Amended Credit Agreement extends the term of the credit facility to November 2019, increases the available credit borrowings to $100.0 million with no automatic reductions and provides an accordion feature which can increase the available credit borrowings to $130.0 million subject to approval by the lenders and compliance with certain covenants and conditions. The lenders under the Amended Credit Agreement continue to be Rabobank International and Wells Fargo.

        A key component of our business strategy is to seek to make additional acquisitions, which may require that we obtain additional financing, which could include the incurrence of substantial additional indebtedness. We believe that borrowings under our current credit facility, together with cash flows from operations, will be sufficient to make required payments under the current credit facility or any such replacement facility, and to make anticipated capital expenditures and fund working capital needs for fiscal 2015.

        Our significant non-cancelable contractual obligations and other commitments as of September 30, 2014 were as follows:

	Payments Due By Period
Contractual Obligations and Other Commitments	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(dollars in thousands)
Debt	$43,000	$—	$43,000	$—	$—
Interest on debt(a)	1,610	1,333	277	—	—
Operating leases	6,385	3,621	2,432	332	—

Total	$50,995	$4,954	$45,709	$332	$—

(a)
Represents estimated interest obligations associated with our outstanding revolving credit facility balance of $43.0 million at September 30, 2014, assuming no principal payments are made before maturity, a weighted-average interest rate of 2.48% and an underutilization fee of 0.50%.

New Accounting Standards

        In May 2014, the Financial Accounting Standards Board issued authoritative guidance, which is included in ASC 606, "Revenue from Contracts with Customers." This guidance provides a single, comprehensive revenue recognition model for all contracts with customers and requires that a company recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance is effective for us as of October 1, 2017. We are currently evaluating the impact this standard may have on our Consolidated Financial Statements.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        At our election, borrowings under the Credit Agreement bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At September 30, 2014, the applicable weighted- average interest rate for borrowings was 2.48% and we had total borrowings outstanding of $43.0 million. A hypothetical 100 basis point change in interest rates would not have had a material impact on our reported net income or cash flows in fiscal 2014, 2013 or 2012.

        With respect to our international operations, we are subject to currency fluctuations; however, we do not believe that these fluctuations would have a material adverse impact on our financial position or results of operations because the majority of our net sales to foreign customers are transacted in U.S. dollars. Net sales to foreign customers not transacted in U.S. dollars included sales to customers in Barbados, Canada, Dominica, Japan, the Netherlands, Norway, St. Kitts, St. Lucia, Sweden and the United Kingdom. To date, we have not hedged any of our potential foreign currency exposures.

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

        As required by SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on this evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2014.

        Management's Report on Internal Control over Financial Reporting.    We are responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a- 15(f). In order to evaluate the effectiveness of internal control over financial reporting, we conducted an assessment as of September 30, 2014, based on the criteria in Internal Control—Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

        Based on our assessment, we have concluded that, as of September 30, 2014, we did maintain effective internal controls over financial reporting based on the criteria in Internal Control—Integrated Framework (1992) issued by the COSO. The effectiveness of our internal control over financial reporting as of September 30, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information required by this item with respect to our directors, our audit committee, our audit committee financial expert and procedures by which stockholders may recommend nominees to the board of directors is set forth under the heading "The Board of Directors" in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed with the SEC within 120 days of the end of our fiscal year, which information is incorporated herein by reference. Information required by this item regarding our executive officers is included in Part I of this Annual Report on Form 10-K under the heading "Business—Executive Officers." Information required by this item with respect to Section 16(a) beneficial ownership reporting compliance is set forth in the Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of November 2014.

NUTRACEUTICAL INTERNATIONAL CORPORATION
By:	/s/ FRANK W. GAY II Frank W. Gay II Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 20th day of November 2014.

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

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Nutraceutical International Corporation and its subsidiaries at September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Salt Lake City, UT
November 20, 2014

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	September 30,
	2014	2013
Assets
Current assets:
Cash	$6,232	$8,235
Accounts receivable, net	15,118	13,697
Inventories	57,914	49,329
Prepaid expenses and other current assets	3,364	2,393
Deferred income taxes	1,222	1,394

Total current assets	83,850	75,048
Property, plant and equipment, net	79,244	76,214
Goodwill	23,622	15,821
Intangible assets, net	21,965	19,080
Deferred income taxes, net	4,894	4,834
Other non-current assets	1,203	1,313

Total assets	$214,778	$192,310

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$14,874	$14,329
Accrued expenses	6,835	7,467

Total current liabilities	21,709	21,796
Long-term debt	43,000	32,500
Other non-current liabilities	456	138

Total liabilities	65,165	54,434

Commitments and contingencies (Notes 10, 15 and 17)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; issued and outstanding—none	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 9,678,019 shares issued and 9,677,019 shares outstanding at September 30, 2014; 9,842,602 shares issued and 9,842,302 shares outstanding at September 30, 2013	97	98
Additional paid-in capital	11,112	15,126
Retained earnings	138,347	122,458
Accumulated other comprehensive income	79	201
Treasury stock	(22)	(7)

Total stockholders' equity	149,613	137,876

Total liabilities and stockholders' equity	$214,778	$192,310

The accompanying notes are an integral part of these consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(dollars in thousands, except per share data)

	Years ended September 30,
	2014	2013	2012
Net sales	$214,474	$208,397	$200,367
Cost of sales	108,169	105,518	100,413

Gross profit	106,305	102,879	99,954

Operating expenses:
Selling, general and administrative	76,874	72,413	71,425
Amortization of intangible assets	2,667	2,209	2,007
Impairment of intangible assets	267	124	850

	79,808	74,746	74,282

Income from operations	26,497	28,133	25,672
Interest and other expense, net	1,421	1,360	1,497

Income before provision for income taxes	25,076	26,773	24,175
Provision for income taxes	9,187	9,765	8,408

Net income	$15,889	$17,008	$15,767
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(122)	(137)	26

Comprehensive income	$15,767	$16,871	$15,793

Net income per common share:
Basic	$1.62	$1.74	$1.59
Diluted	1.62	1.73	1.59
Weighted average common shares outstanding:
Basic	9,792,276	9,783,300	9,916,603
Dilutive effect of stock options	8,804	24,558	17,394

Diluted	9,801,080	9,807,858	9,933,997

The accompanying notes are an integral part of these consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years ended September 30,
	2014	2013	2012
Cash flows from operating activities:
Net income	$15,889	$17,008	$15,767
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	11,468	9,791	8,777
Amortization of deferred financing fees	184	184	184
Impairment of intangible assets	267	124	850
Losses on disposals of property, plant and equipment	3	5	1
Tax benefit from stock option exercises	(51)	(453)	(244)
Deferred income taxes, net	112	1,211	1,223
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(758)	10	328
Inventories	(6,691)	(2,625)	(3,396)
Prepaid expenses and other current assets	(704)	401	2,708
Other non-current assets	(90)	100	(100)
Accounts payable	9	1,491	946
Accrued expenses	386	(423)	(7)
Other non-current liabilities	14	(54)	125

Net cash provided by operating activities	20,038	26,770	27,162

Cash flows from investing activities:
Purchases of property, plant and equipment	(11,298)	(8,347)	(9,953)
Acquisitions of businesses	(16,377)	(3,382)	(12,248)

Net cash used in investing activities	(27,675)	(11,729)	(22,201)

Cash flows from financing activities:
Proceeds from debt	23,500	13,000	10,000
Payments on debt	(13,000)	(14,500)	(8,000)
Proceeds from issuances of common stock	211	2,391	721
Purchases of common stock for treasury	(5,067)	(3,110)	(5,563)
Dividends paid on common stock	—	(9,785)	—
Tax benefit from stock option exercises	51	453	244

Net cash provided by (used in) financing activities	5,695	(11,551)	(2,598)

Effect of exchange rate changes on cash	(61)	(79)	20

Net increase (decrease) in cash	(2,003)	3,411	2,383
Cash at beginning of year	8,235	4,824	2,441

Cash at end of year	$6,232	$8,235	$4,824

The accompanying notes are an integral part of these consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(dollars in thousands)

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-In Capital	Retained Earnings		Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at October 1, 2011	10,124,934	$101	$19,794	$99,468	$312	$—	$119,675
Net income	—	—	—	15,767	—	—	15,767
Other comprehensive income					26		26
Issuances of common stock	131,347	1	906	—	—	—	907
Tax benefit from stock option exercises	—	—	244	—	—	—	244
Purchases of common stock for treasury	—	—	—	—	—	(5,563)	(5,563)
Retirement of common stock in treasury	(416,236)	(4)	(5,544)	—	—	5,548	—

Balance at September 30, 2012	9,840,045	98	15,400	115,235	338	(15)	131,056
Net income	—	—	—	17,008	—	—	17,008
Other comprehensive loss					(137)		(137)
Issuances of common stock	187,177	2	2,389	—	—	—	2,391
Tax benefit from stock option exercises	—	—	453	—	—	—	453
Dividends paid on common stock				(9,785)			(9,785)
Purchases of common stock for treasury	—	—	—	—	—	(3,110)	(3,110)
Retirement of common stock in treasury	(184,620)	(2)	(3,116)	—	—	3,118	—

Balance at September 30, 2013	9,842,602	98	15,126	122,458	201	(7)	137,876
Net income	—	—	—	15,889	—	—	15,889
Other comprehensive loss					(122)		(122)
Issuances of common stock	13,770	—	211	—	—	—	211
Equity compensation payments	31,788	1	774	—	—	—	775
Tax benefit from stock option exercises	—	—	51	—	—	—	51
Purchases of common stock for treasury	—	—	—	—	—	(5,067)	(5,067)
Retirement of common stock in treasury	(210,141)	(2)	(5,050)	—	—	5,052	—

Balance at September 30, 2014	9,678,019	$97	$11,112	$138,347	$79	$(22)	$149,613

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

        The Company manufactures and sells nutritional supplements and other natural products under numerous brands including Solaray®, KAL®, Nature's Life®, LifeTime®, Natural Balance®, NaturalCare®, Health from the Sun®, Pioneer®, Nutra BioGenesis™, Life-flo®, Organix South®, Heritage Store® and Monarch Nutraceuticals™.

        The Company owns neighborhood natural food markets, which operate under the trade names The Real Food Company™, Thom's Natural Foods™ and Cornucopia Community Market™. The Company also owns health food stores, which operate under various trade names including Fresh Vitamins™, Granola's™ and Peachtree Natural Foods®.

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

        Fair Value of Financial Instruments—The Company believes that the fair values of financial instruments, including cash, accounts receivable, accounts payable and debt, approximated their respective book values at September 30, 2014 and 2013. The book values of cash, accounts receivable and accounts payable approximated their fair values based on their short-term nature. Estimated fair values for debt have been determined based on borrowing rates currently available to the Company for bank loans with similar terms and maturities and are classified as Level 2 (significant observable inputs other than quoted prices) in the Financial Accounting Standards Board's ("FASB") fair value hierarchy.

        Cash—The majority of the Company's cash was held by one bank at September 30, 2014. As a result of this concentration, the Company's cash balances frequently exceed federally insured limits. The Company does not believe it is subject to any other unusual risks as a result of this concentration other than those normally associated with commercial banking relationships.

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

        The Company evaluates the recoverability of property, plant and equipment whenever events or circumstances indicate that the carrying amount of an asset group may not be recoverable. The Company measures recoverability of an asset group by comparison of its carrying amount to the future undiscounted cash flows the asset group is expected to generate. If an asset group is considered to be impaired, the difference between the carrying amount and the fair value of the impaired asset group is recognized as an impairment charge.

        Goodwill and Intangible Assets—The excess of purchase price over fair value of assets acquired in purchase transactions was classified as goodwill. Intangible assets with finite useful lives are amortized while intangible assets with indefinite useful lives are not amortized. Amortizable intangible assets are reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill and indefinite-lived intangible assets are tested annually for impairment and when events or changes in circumstances indicate the carrying value may not be recoverable. The appropriateness of the indefinite-life classification of non-amortizable intangible assets is also reviewed as part of the annual testing or when circumstances warrant a change to a finite life. The Company performs its annual impairment testing as of September 30 each year, which is the last day of the Company's fiscal year.

        A two-step process is used to test for goodwill impairment. The first step is to determine if there is an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value, including existing goodwill. Reporting unit fair values are estimated using market data as well as other factors. Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value. Upon an indication of impairment, a second step is performed to measure the amount of the impairment by comparing the implied fair value of the reporting unit's goodwill with its carrying value.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

        Intangible assets with indefinite useful lives are tested for impairment at the individual tradename level by comparing the fair value of the indefinite-lived intangible asset to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment charge is recognized. Fair values of indefinite-lived intangible assets are estimated using discounted cash flow models.

        Amortizable intangible assets are reviewed for recoverability by comparing an asset group's carrying amount to the future undiscounted cash flows the asset group is expected to generate. If an asset group is considered to be impaired, the difference between the carrying amount and the fair value of the impaired asset group is recorded.

        Deferred Financing Fees—The Company deferred certain debt issuance costs, including bank, legal, accounting and other fees, related to the establishment and subsequent amendment and restatement of its credit agreement (Note 9). These costs are being amortized using the straight-line method.

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

        Revenue Recognition—Revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. The Company believes that these criteria are satisfied upon shipment from its facilities or, in the case of the Company's neighborhood natural food markets and health food stores, at the point of sale within these stores. Revenue is reduced by provisions for estimated customer returns and allowances, which are based on historical averages that have not varied significantly for the periods presented, as well as specific known claims, if any.

        Shipping and Handling Costs—The Company incurred shipping and handling costs related to third party freight charges, as well as internal warehousing and order fulfillment costs. These costs were classified as selling, general and administrative expenses and totaled $15,073, $14,222 and $13,658 for the years ended September 30, 2014, 2013 and 2012, respectively.

        Research and Development—The Company expensed research and development costs as incurred. For the years ended September 30, 2014, 2013 and 2012, the Company incurred $3,806, $3,388 and $3,625, respectively, in research and development expenditures.

        Advertising—The Company expensed advertising costs as incurred. These costs were included in selling, general and administrative expenses.

        Income Taxes—The Company accounted for income taxes using the asset and liability method which required the Company to record deferred tax assets and liabilities for the differences between the financial statement and tax bases of assets and liabilities using the expected applicable future tax

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized.

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

        New Accounting Standards—In May 2014, the FASB issued authoritative guidance, which is included in Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers." This guidance provides a single, comprehensive revenue recognition model for all contracts with customers and requires that a company recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance is effective for the Company as of October 1, 2017. The Company is currently evaluating the impact this standard may have on its Consolidated Financial Statements.

        The Company periodically reviews new accounting standards that are issued. Although some of these accounting standards may be applicable to the Company, the Company has not identified any other new standards that it believes merit further discussion, and the Company expects that none would have a significant impact on its Consolidated Financial Statements.

3. Acquisitions

        During the year ended September 30, 2014, the Company made seven acquisitions of businesses. On October 16, 2013, the Company acquired certain operating assets of TCCD International, Inc. On November 25, 2013, the Company acquired certain operating assets of Green Luxury Brands, Inc. On December 19, 2013, the Company acquired certain operating assets of Twinlab Corporation. On January 15, 2014, the Company acquired certain operating assets of Peachtree Natural Foods, Inc. On April 11, 2014, the Company acquired certain operating assets of Northwest Health Foods, Inc. On April 17, 2014, the Company acquired certain operating assets of Bio-Genesis Nutraceuticals, Inc. On August 26, 2014, the Company acquired certain operating assets of Cooper Nutrition, Inc. The aggregate purchase price of these acquisitions was $16,377 in cash.

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

        The following reflects the final allocation of the aggregate purchase prices for the fiscal 2014, 2013 and 2012 acquisitions to the aggregate assets acquired:

	Fiscal 2014 Acquisitions	Fiscal 2013 Acquisitions	Fiscal 2012 Acquisitions
Aggregate assets acquired:
Current assets	$2,773	$794	$3,213
Property, plant and equipment	—	—	178
Goodwill	7,801	1,069	5,899
Intangible assets	5,803	1,519	2,958

	$16,377	$3,382	$12,248

        The fiscal 2014, 2013 and 2012 acquired intangible assets totaling $5,803, $1,519 and $2,958, respectively, related to trademarks, tradenames, customer relationships and non-compete agreements, and are being amortized over periods of two to fifteen years for financial statement purposes. The fiscal 2014, 2013 and 2012 acquired intangible assets are expected to be deductible for tax purposes over fifteen years. Goodwill, which is not subject to amortization for financial statement purposes, of $7,801 for fiscal 2014, $1,069 for fiscal 2013 and $5,899 for fiscal 2012, is expected to be deductible for tax purposes over fifteen years.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

4. Accounts Receivable

        Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	September 30,
	2014	2013
Accounts receivable	$16,352	$15,349
Less allowances	(1,234)	(1,652)

	$15,118	$13,697

5. Inventories

        Inventories were comprised of the following:

	September 30,
	2014	2013
Raw materials	$20,559	$18,221
Work-in-process	6,909	6,048
Finished goods	30,446	25,060

	$57,914	$49,329

6. Property, Plant and Equipment

        Property, plant and equipment, net of accumulated depreciation and amortization, were comprised of the following:

		September 30,
	Estimated Useful Life in Years
		2014	2013
Land	—	$8,546	$8,379
Buildings	30	72,283	68,604
Leasehold improvements	1 - 7	3,466	2,948
Furniture, fixtures and equipment	3 - 10	61,179	58,116

		145,474	138,047
Less accumulated depreciation and amortization		(66,230)	(61,833)

		$79,244	$76,214

        At September 30, 2014 and 2013, the Company had no equipment under capital leases. Substantially all property, plant and equipment of the Company collateralized its debt obligations (Note 9).

        Depreciation and amortization of property, plant and equipment totaled $8,801, $7,582 and $6,770 for the years ended September 30, 2014, 2013 and 2012, respectively.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

7. Goodwill and Intangible Assets

        Goodwill and indefinite-lived intangible assets are tested annually for impairment and when events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs its annual impairment testing as of September 30 each year, which is the last day of the Company's fiscal year. Amortizable intangible assets are reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.

        The changes in the carrying amount of goodwill for the years ended September 30, 2013 and 2014 were as follows:

	Goodwill	Accumulated Impairment	Net
Balance as of October 1, 2012	$55,146	$(40,394)	$14,752
Goodwill attributable to fiscal 2013 acquisitions	1,069	—	1,069

Balance as of September 30, 2013	56,215	(40,394)	15,821
Goodwill attributable to fiscal 2014 acquisitions	7,801	—	7,801

Balance as of September 30, 2014	$64,016	$(40,394)	$23,622

        The carrying amounts of intangible assets at September 30, 2014 and 2013 were as follows:

	September 30, 2014			September 30, 2013
							Weighted- Average Amortization Period (Years)
	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount
Intangible assets subject to amortization:
Trademarks/trade names/patents	$5,418	$(1,480)	$3,938	$3,819	$(1,053)	$2,766	11
Customer relationships/distribution rights/non-compete agreements	16,517	(7,390)	9,127	11,141	(5,150)	5,991	7
Developed software and technology	772	(772)	—	772	(772)	—	5

	22,707	(9,642)	13,065	15,732	(6,975)	8,757
Intangible assets not subject to amortization:
Trademarks/trade names/licenses	8,900	—	8,900	10,323	—	10,323

	$31,607	$(9,642)	$21,965	$26,055	$(6,975)	$19,080

(1)
Amounts include the impact of foreign currency translation adjustments.

        Aggregate amortization expense related to intangible assets subject to amortization totaled $2,667, $2,209 and $2,007 for the years ended September 30, 2014, 2013 and 2012, respectively.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

7. Goodwill and Intangible Assets (Continued)

        Estimated amortization expense related to intangible assets subject to amortization is as follows:

Year Ending September 30,	Estimated Amortization Expense
2015	$2,840
2016	2,162
2017	1,787
2018	1,597
2019	1,170
Thereafter	3,509

$13,065

        In performing its annual impairment testing as of September 30, 2014, the Company determined that there had been an increase in the probability that certain of its indefinite-lived tradenames could be consolidated with other existing tradenames in the future. As a result, the Company determined these tradenames with an aggregate carrying value of $1,093 should be assigned finite useful lives. In accordance with ASC 350, these tradenames were first tested for impairment as indefinite-lived intangible assets resulting in a non-cash intangible asset impairment charge of $267 ($168 after tax, or $0.02 per diluted share). The remaining $826 was reclassified to amortizable intangible assets as of September 30, 2014 with a weighted-average amortization period of 15 years.

        In performing its annual impairment testing as of September 30, 2013, the Company determined that there had been an increase in the probability that certain of its indefinite-lived tradenames could be consolidated with other existing tradenames in the future. As a result, the Company determined these tradenames with an aggregate carrying value of $907 should be assigned finite useful lives. In accordance with ASC 350, these tradenames were first tested for impairment as indefinite lived intangible assets resulting in non-cash intangible asset impairment charges of $124 ($78 after tax, or $0.01 per diluted share). The remaining $783 was reclassified to amortizable intangible assets as of September 30, 2013 with a weighted average amortization period of 13 years.

        During the year ended September 30, 2012, the Company recorded a non-cash intangible asset impairment charge of $850 ($551 after tax, or $0.06 per diluted share) related to the consolidation of its food, drug and mass market ("FDM") tradenames. The charge represented the entire carrying amount of the Alan James Group™ ("AJG") tradename. Existing products under the AJG tradename were combined under the Company's primary FDM Body Gold® tradename. The Company believes this tradename consolidation provides increased efficiencies and synergies for its FDM products and customers.

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

8. Accrued Expenses

        Accrued expenses were comprised of the following:

	September 30,
	2014	2013
Employee payroll, taxes, benefits and performance incentives	$5,294	$5,396
Other accrued expenses	1,541	2,071

	$6,835	$7,467

9. Debt

        Debt was comprised of the following:

	September 30,
	2014	2013
Long-term debt—revolving credit facility	$43,000	$32,500

        On December 17, 2010, the Company amended and restated its revolving credit facility (the "Credit Agreement"). The Credit Agreement extends the term of the credit facility to December 2015, resets the available credit borrowings to $90,000 with no automatic reductions and provides an accordion feature which can increase the available credit borrowings to $120,000 subject to approval by the lenders and compliance with certain covenants and conditions. The lenders under the Credit Agreement are Rabobank International and Wells Fargo. To date, the Company has not experienced any difficulties in accessing the available funds under the Credit Agreement. Deferred financing fees of $878 related to the Credit Agreement are being amortized over the term of the Credit Agreement.

        At September 30, 2014, the Company had outstanding revolving credit borrowings of $43,000 under the Credit Agreement. Borrowings under the Credit Agreement are collateralized by substantially all assets of the Company. At the Company's election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a base rate, which is the higher of the Federal Funds Rate plus 0.5% or the Prime Lending Rate, plus a variable margin. At September 30, 2014, the applicable weighted-average interest rate for outstanding borrowings was 2.48%. The Company is also required to pay a quarterly fee of 0.50% on the unused balance under the Credit Agreement. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The Credit Agreement matures on December 15, 2015, and the Company is required to repay all principal and interest outstanding under the Credit Agreement on such date.

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

        On November 4, 2014, the Company amended its revolving credit facility (the "Amended Credit Agreement"). The Amended Credit Agreement extends the term of the credit facility to November 2019, increases the available credit borrowings to $100,000 with no automatic reductions and provides an accordion feature which can increase the available credit borrowings to $130,000 subject to approval by the lenders and compliance with certain covenants and conditions. The lenders under the Amended Credit Agreement continue to be Rabobank International and Wells Fargo.

10. Lease Commitments and Obligations

        The Company leases retail, office, storage and warehouse space under non-cancelable operating leases, the last of which expires during fiscal 2019; however, the Company has negotiated extension options in many cases. These operating leases require the Company to pay all taxes, insurance and maintenance.

        The following summarizes future minimum lease payments required under the Company's significant non-cancelable operating leases:

Year Ending September 30,	Minimum Lease Payments
2015	$3,621
2016	1,648
2017	784
2018	266
2019	66
Thereafter	—

$6,385

        Total rent expense incurred by the Company under significant non-cancelable operating leases was $2,905, $2,236 and $2,219 for the years ended September 30, 2014, 2013 and 2012, respectively.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

11. Income Taxes

        The provision for income taxes was comprised of the following:

	Years Ended September 30,
	2014	2013	2012
Current:
Federal	$7,797	$7,244	$6,296
State	1,084	973	893
Foreign	213	300	—

Total current	9,094	8,517	7,189

Deferred:
Federal	69	1,079	1,034
State	24	169	185

Total deferred	93	1,248	1,219

	$9,187	$9,765	$8,408

        The differences between income taxes at the statutory federal income tax rate and income taxes reported in the Consolidated Statements of Operations and Comprehensive Income were as follows:

	Years Ended September 30,
	2014	2013	2012
Federal tax at statutory rate	$8,777	$9,371	$8,454
State taxes, net of federal benefit	721	743	701
Non-deductible expenses	195	154	119
Manufacturing benefit	(586)	(595)	(560)
Change in valuation allowance	163	247	—
Other	(83)	(155)	(306)

	$9,187	$9,765	$8,408

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

11. Income Taxes (Continued)

        A summary of the composition of net deferred income tax assets and liabilities was as follows:

	September 30,
	2014	2013
Current Deferred Income Tax Assets
Accounts receivable reserves	$357	$499
Inventory valuation adjustments	739	646
Accrued liabilities	126	249

	$1,222	$1,394

Non-Current Deferred Income Tax Assets and Liabilities, net
Goodwill and other intangible assets	$3,692	$4,674
Property, plant and equipment	1,095	160
Foreign tax credit carryforwards	441	247

	5,228	5,081
Less valuation allowance	(334)	(247)

	$4,894	$4,834

        As of September 30, 2014 and 2013, the Company recorded valuation allowances against its non-current deferred tax assets resulting from foreign tax credit carryforwards as the Company determined that it was not more likely than not that the entire amount of the carryforwards would be able to be utilized.

        As of September 30, 2014 and 2013, the Company's liability related to unrecognized tax benefits was $0. Interest related to unrecognized tax benefits is recorded as a component of interest and other expense in the Company's Consolidated Statements of Operations and Comprehensive Income.

        The Company files income tax returns in the United States federal jurisdiction, various U.S. state jurisdictions and certain foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for fiscal years before 2011. The Company is no longer subject to examination in any U.S. state jurisdiction or foreign jurisdiction for fiscal years prior to 2009.

12. Capital Stock

        Description of Capital Stock—At September 30, 2014 and 2013, the Company had two authorized classes of stock: Common Stock and Preferred Stock, each with a par value of $0.01 per share.

        Stock Option Plans—During the year ended September 30, 1998, the Company's Board of Directors adopted the 1998 Stock Incentive Plan. This plan provided for granting options to purchase Common Stock to executives, employees and consultants of the Company and its subsidiaries. Grants under this plan vested over a period of two to four years and expire no later than the tenth anniversary of the date of grant. In aggregate, 1,050,000 shares of Common Stock were reserved for issuance under this plan. As of September 30, 2014, options to purchase 32,500 shares of Common Stock were issued, outstanding and exercisable under this plan.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

12. Capital Stock (Continued)

        During the year ended September 30, 1998, the Company's Board of Directors adopted the 1998 Non-Employee Director Stock Option Plan. This plan provided for granting options to purchase Common Stock to non-employee directors of the Company. Grants under this plan vested over a period of three years and expire no later than the tenth anniversary of the date of grant. In aggregate, 150,000 shares of Common Stock were reserved for issuance under this plan. As of September 30, 2014, there were no shares of Common Stock issued, outstanding and exercisable under this plan.

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

        On January 28, 2013, stockholders approved the Nutraceutical International Corporation 2013 Long-Term Equity Incentive Plan (the "2013 Plan") and the reservation of 800,000 shares of the Company's common stock for issuance under the 2013 Plan. Equity awards available under the 2013 Plan include stock options, stock appreciation rights and restricted stock awards. The 2013 Plan provides a means through which the Company may attract and retain key personnel, including non-executive directors, and provide a means for directors, officers, employees, consultants and advisors to acquire and maintain an equity interest in the Company. The 2013 Plan will be administered by the Compensation Committee of the Board of Directors of the Company, which has the authority to determine the terms of the awards, determine the number of shares of the Company's common stock to be covered by the awards and make such other determinations as necessary in administering the 2013 Plan. The 2013 Plan will terminate on the tenth anniversary of its effective date. In conjunction with the Company's fiscal 2013 incentive compensation (bonus) payments, 31,788 shares of the Company's common stock were issued. These non-cash stock awards were granted on December 11, 2013 at a fair value of $775, with fair value being determined by the closing price of the Company's common stock on the grant date. These stock awards were registered, unrestricted and fully vested on the grant date. As of September 30, 2014, 768,212 shares of the Company's common stock are available for issuance under the 2013 Plan.

        As of September 30, 2014, options to purchase an aggregate 32,500 shares of Common Stock were issued, outstanding and exercisable. The following table sets forth option activity under the 1998 Stock

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

12. Capital Stock (Continued)

Incentive Plan and the 1998 Non-Employee Director Stock Option Plan for the years ended September 30, 2012, 2013 and 2014:

	Number of Options	Average Price Per Share	Aggregate Option Price
Outstanding at October 1, 2011	302,300	$10.84	$3,276
Exercised	(84,300)	6.12	(516)

Outstanding at September 30, 2012	218,000	12.66	2,760
Exercised	(175,500)	12.44	(2,183)

Outstanding at September 30, 2013	42,500	13.59	577
Exercised	(10,000)	11.53	(115)

Outstanding at September 30, 2014	32,500	14.22	$462

        Options granted were issued at exercise prices that represented the quoted market price of Common Stock at the respective grant dates. For the year ended September 30, 2012, options to purchase 26,250 shares of common stock were excluded from the computation of diluted earnings per share because the exercise prices of these stock options were greater than the average share price of the Company's common stock and, therefore, the effect would have been antidilutive.

        The following table sets forth data related to exercise prices and lives for all issued, outstanding and exercisable options under the 1998 Stock Incentive Plan as of September 30, 2014:

	September 30, 2014
	Options Outstanding		Options Exercisable
Exercise Price	Shares	Weighted - Average Exercise Price	Shares	Weighted - Average Exercise Price
$14.22
(Avg. life: 1.0 year)	32,500	$14.22	32,500	$14.22

        At September 30, 2014, the aggregate intrinsic value of stock options outstanding and exercisable was $217. The intrinsic value is the amount by which the market value of the underlying common stock exceeds the exercise price of the respective stock option.

        During the years ended September 30, 2014, 2013 and 2012, the Company received proceeds of $115, $2,183 and $516, respectively, related to the exercise of stock options and optionees realized aggregate pre-tax gains of $133, $1,173 and $590, respectively, from these stock option exercises.

        Share Purchase Program—Prior to fiscal 2014, the Company's Board of Directors approved a share purchase program authorizing the Company to buy up to 4,500,000 shares of Common Stock of the Company. During fiscal 2014, the Company purchased 210,841 shares at an aggregate price of $5,067. During fiscal 2013, the Company purchased 184,020 shares at an aggregate price of $3,110. During fiscal 2012, the Company purchased 417,136 shares at an aggregate price of $5,563. All shares of Common Stock held in treasury were retired prior to September 30 in the respective fiscal year of purchase except at September 30, 2014 and 2013 the Company held 1,000 and 300 shares of Common Stock in treasury, respectively. As of September 30, 2014, the Company was permitted to purchase up

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

12. Capital Stock (Continued)

to 732,024 additional shares under its approved share purchase program. The shares available for repurchase at September 30, 2014 have no expiration date. The Company accounts for treasury shares using the cost method.

        Direct Stock Purchase Plan—In October 2007, the Company registered a direct stock purchase plan with the Securities and Exchange Commission. The purpose of this direct stock purchase plan is to provide a convenient way for existing stockholders, as well as new investors, to purchase shares of the Company's Common Stock. A total of 1,500,000 shares of the Company's Common Stock were registered under the plan with 3,770 and 11,677 shares purchased for the years ended September 30, 2014 and 2013, respectively. As of September 30, 2014, there were 1,381,735 shares of common stock available for purchase under this plan.

13. Dividends

        In December 2012, the Company's Board of Directors declared a special cash dividend of $1.00 per share for all shares of common stock. This special cash dividend totaled $9,785 and was paid on December 28, 2012 to stockholders of record on December 21, 2012.

14. Segments

        Segment identification and selection is consistent with the management structure used by the Company's chief operating decision maker to evaluate performance and make decisions regarding resource allocation, as well as the materiality of financial results consistent with that structure. Based on the Company's management structure and method of internal reporting, the Company has one operating segment. The Company's chief operating decision maker does not review operating results on a disaggregated basis; rather, the chief operating decision maker reviews operating results on an aggregate basis.

        Net sales attributed to customers in the United States and foreign countries for the years ended September 30, 2014, 2013 and 2012 were as follows:

	Year Ended September 30,
	2014	2013	2012
United States	$185,729	$180,934	$177,093
Foreign countries	28,745	27,463	23,274

	$214,474	$208,397	$200,367

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

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

14. Segments (Continued)

        The Company's net sales by product group for the years ended September 30, 2014, 2013 and 2012 were as follows:

	Year Ended September 30,
	2014	2013	2012
Branded nutritional supplements and other natural products	$193,837	$188,871	$183,347
Other(1)	20,637	19,526	17,020

	$214,474	$208,397	$200,367

(1)
Nets sales for any other product or group of similar products are less than 10% of consolidated net sales.

15. Employee Benefit Plans

        401(k) Plan—The Company has a 401(k) defined contribution profit sharing plan that covers substantially all employees. Under the plan, employees may contribute up to 75% of their compensation subject to certain exceptions and limitations. In addition, employees who meet certain age requirements may contribute additional amounts permitted by law under the plan. The Company makes matching contributions to the plan up to the first 4% of employee contributions and is permitted to make discretionary contributions under the plan. The amounts contributed to the plan by the Company were $890, $911 and $867 for the years ended September 30, 2014, 2013 and 2012, respectively.

16. Supplemental Disclosure of Cash Flow Items

        Cash paid by the Company for interest was $1,163, $1,178 and $1,182 for the years ended September 30, 2014, 2013 and 2012, respectively. Cash paid by the Company for taxes was $8,966, $8,135 and $4,928 for the years ended September 30, 2014, 2013 and 2012, respectively.

        In conjunction with the Company's fiscal 2013 incentive compensation (bonus) payments, non-cash stock awards of 31,788 shares of the Company's common stock were issued on December 11, 2013 at a fair value of $775.

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

        The Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the losses related to individual regulatory and legal matters in which the Company is presently involved are not probable and no estimate can be made of the range of potential gains or losses. While incapable of estimation, in the opinion of management, the individual regulatory and legal matters in which it is involved are not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows. However, the aggregate liability of the Company arising from regulatory and legal proceedings related to these matters or future matters could have a material effect on the Company's financial position, results of operations or cash flows.

NUTRACEUTICAL INTERNATIONAL CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(dollars in thousands)
September 30, 2014
Deducted from related asset account:
Allowance for sales returns	$788	$4,151	$—	$4,176	$763
Allowance for doubtful accounts	864	(250)	—	143	471
Allowance for deferred tax assets	247	87	—	—	334
September 30, 2013
Deducted from related asset account:
Allowance for sales returns	871	4,023	—	4,106	788
Allowance for doubtful accounts	1,017	—	—	153	864
Allowance for deferred tax assets	—	247	—	—	247
September 30, 2012
Deducted from related asset account:
Allowance for sales returns	894	4,467	—	4,490	871
Allowance for doubtful accounts	1,171	—	—	154	1,017

EXHIBIT INDEX

Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation of Nutraceutical(1)
3.2	Form of By-laws of Nutraceutical(1)
4.1	Form of certificate representing Common Stock(1)
4.2	Amended and Restated Registration Agreement dated as of January 31, 1995 among Nutraceutical and certain of its stockholders(1)
10.1	Form of Indemnification Agreement(1)
10.2	1998 Stock Incentive Plan(1)
10.3	1998 Non-Employee Director Stock Option Plan(1)
10.4	Form of Agreement for Stock Options granted under the 1998 Stock Incentive Plan and 1998 Non-Employee Director Stock Option Plan(2)
10.5	First Amendment to Credit Agreement dated as of September 7, 2006 among Nutraceutical and its lenders(3)
10.6	Amended and Restated Credit Agreement dated as of December 17, 2010 among Nutraceutical and its lenders(4)
10.7	Nutraceutical International Corporation 2013 Long-Term Equity Incentive Plan(5)
10.8	Form of Nonqualified Stock Option Agreement under the 2013 Long-Term Equity Incentive Plan(5)
10.9	Form of Restricted Stock Award Agreement under the 2013 Long-Term Equity Incentive Plan(5)
10.10	Form of Nonqualified Stock Option Agreement for Non-Employee Directors under the 2013 Long-Term Equity Incentive Plan(5)
10.11	Form of Restricted Stock Award Agreement for Non-Employee Directors under the 2013 Long-Term Equity Incentive Plan(5)
10.12	Second Amendment Agreement dated as of November 4, 2014 among Nutraceutical and its lenders(6)
10.13	Annex I to Second Amendment Agreement dated as of November 4, 2014 among Nutraceutical and its lenders(6)
11.1	Computation of earnings per share
The information required by Exhibit 11.1 is set forth on page F-4 of this Form 10-K.
21.1	Subsidiaries of Nutraceutical(7)
23.1	Consent of PricewaterhouseCoopers LLP(7)
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(7)
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(7)
101.INS	XBRL Instance Document(7)
101.SCH	XBRL Taxonomy Extension Schema Document(7)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(7)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(7)

Number	Description
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document(7)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(7)

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

(6)
Filed as an exhibit to our Form 8-K filed on November 5, 2014 and incorporated herein by reference.

(7)
Filed herewith.