Form 10-Q
period 2014-12-31
NUTRACEUTICAL INTERNATIONAL CORP
filed 2015-01-29
CIK 1050007

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Quarterly Period Ended December 31, 2014

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

        At January 28, 2015, the registrant had 9,635,061 shares of common stock outstanding.

NUTRACEUTICAL INTERNATIONAL CORPORATION

INDEX

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	December 31, 2014	September 30, 2014(1)
ASSETS
Current assets:
Cash	$3,923	$6,232
Accounts receivable, net	15,076	15,118
Inventories	57,036	57,914
Prepaid expenses and other current assets	3,382	3,364
Deferred income taxes	1,248	1,222

Total current assets	80,665	83,850
Property, plant and equipment, net	79,870	79,244
Goodwill	23,622	23,622
Intangible assets, net	21,213	21,965
Other non-current assets	1,587	1,203
Deferred income taxes, net	4,943	4,894

Total assets	$211,900	$214,778

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,557	$14,874
Accrued expenses	4,836	6,835

Total current liabilities	17,393	21,709
Long-term debt	42,000	43,000
Other non-current liabilities	310	456

Total liabilities	59,703	65,165

Stockholders' equity:
Common stock	97	97
Additional paid-in capital	10,544	11,112
Retained earnings	141,698	138,347
Accumulated other comprehensive income	(142)	79
Treasury stock	—	(22)

Total stockholders' equity	152,197	149,613

Total liabilities and stockholders' equity	$211,900	$214,778

(1)
The condensed consolidated balance sheet as of September 30, 2014 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended December 31,
	2014	2013
Net sales	$53,044	$51,550
Cost of sales	27,189	25,488

Gross profit	25,855	26,062
Operating expenses
Selling, general and administrative	19,554	18,581
Amortization of intangible assets	732	584

Income from operations	5,569	6,897
Interest and other expense, net	297	318

Income before provision for income taxes	5,272	6,579
Provision for income taxes	1,921	2,444

Net income	$3,351	$4,135
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	(221)	12

Comprehensive income	$3,130	$4,147

Net income per common share
Basic	$0.35	$0.42
Diluted	0.35	0.42
Weighted average common shares outstanding
Basic	9,653,113	9,837,631
Dilutive effect of stock options	6,894	10,028

Diluted	9,660,007	9,847,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Three months ended December 31,
	2014	2013
Cash flows from operating activities:
Net income	$3,351	$4,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,239	2,638
Amortization of deferred financing fees	36	46
Losses on disposals of property, plant and equipment	1	1
Tax benefit from stock option exercises	—	(51)
Deferred income taxes, net	(75)	97
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	47	1,254
Inventories	907	(2,582)
Prepaid expenses and other current assets	(11)	(174)
Other non-current assets	60	(22)
Accounts payable	(2,817)	(322)
Accrued expenses	(1,735)	460
Other non-current liabilities	4	16

Net cash provided by operating activities	3,007	5,496

Cash flows from investing activities:
Acquisitions of businesses	(81)	(6,227)
Purchases of property, plant and equipment	(2,634)	(3,077)

Net cash used in investing activities	(2,715)	(9,304)

Cash flows from financing activities:
Proceeds from debt	1,000	7,500
Payments on debt	(2,000)	(5,500)
Payments of deferred financing fees	(420)	—
Proceeds from issuances of common stock	25	152
Purchases of common stock for treasury	(1,074)	(521)
Tax benefit from stock option exercises	—	51

Net cash provided by (used in) financing activities	(2,469)	1,682

Effect of exchange rate changes on cash	(132)	(2)

Net decrease in cash	(2,309)	(2,128)
Cash at beginning of period	6,232	8,235

Cash at end of period	$3,923	$6,107

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

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring adjustments, to state fairly the consolidated financial position of the Company as of December 31, 2014, the results of its operations for the three months ended December 31, 2014 and 2013 and its cash flows for the three months ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information applied on a consistent basis. Results for the three months ended December 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year.

        Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with US GAAP have been omitted. Accordingly, these financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 30, 2014, which was filed with the Securities and Exchange Commission on November 20, 2014.

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

2. ACCOUNTS RECEIVABLE

        Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	December 31, 2014	September 30, 2014
Accounts receivable	$16,124	$16,352
Less allowances	(1,048)	(1,234)

	$15,076	$15,118

3. INVENTORIES

        Inventories were comprised of the following:

	December 31, 2014	September 30, 2014
Raw materials	$20,919	$20,559
Work-in-process	6,792	6,909
Finished goods	29,325	30,446

	$57,036	$57,914

4. ACQUISITIONS

        During the three months ended December 31, 2014, the Company made one acquisition of a business. On November 18, 2014, the Company acquired certain operating assets of Agape Health Products for $81 in cash.

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

	Fiscal 2015 Acquisition	Fiscal 2014 Acquisitions
Aggregate assets acquired:
Current assets	$41	$1,072
Goodwill	—	2,822
Intangible assets	40	2,333

	$81	$6,227

        The fiscal 2015 and fiscal 2014 acquired intangible assets totaling $40 and $2,333, respectively, related to trademarks, tradenames and customer relationships, and are being amortized over periods of two to twelve years for financial statement purposes. The fiscal 2015 and fiscal 2014 acquired intangible assets are expected to be deductible for tax purposes over fifteen years. Goodwill, which is not subject to amortization for financial statement purposes, of $2,822 for fiscal 2014 is expected to be deductible for tax purposes over fifteen years.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

5. GOODWILL AND INTANGIBLE ASSETS

        During the three months ended December 31, 2014, there was no change in the carrying value of goodwill.

        The carrying amounts of intangible assets at December 31, 2014 and September 30, 2014 were as follows:

	December 31, 2014			September 30, 2014
							Weighted- Average Amortization Period (Years)
	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount
Intangible assets subject to amortization:
Trademarks/tradenames/patents	$5,435	$(1,600)	$3,835	$5,418	$(1,480)	$3,938	11
Customer relationships/distribution rights/ non-compete agreements	16,557	(8,002)	8,555	16,517	(7,390)	9,127	7
Developed software and technology	772	(772)	—	772	(772)	—	5

	22,764	(10,374)	12,390	22,707	(9,642)	13,065
Intangible assets not subject to amortization:
Trademarks/tradenames/licenses	8,823	—	8,823	8,900	—	8,900

	$31,587	$(10,374)	$21,213	$31,607	$(9,642)	$21,965

(1)
Amounts include the impact of foreign currency translation adjustments.

        Estimated future amortization expense related to the December 31, 2014 net carrying amount of $12,390 for intangible assets subject to amortization is as follows:

Year Ending September 30,	Estimated Amortization Expense
2015(1)	$2,133
2016	2,156
2017	1,797
2018	1,607
2019	1,180
Thereafter	3,517

$12,390

(1)
Estimated amortization expense for the year ending September 30, 2015 includes only amortization to be recorded after December 31, 2014.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

5. GOODWILL AND INTANGIBLE ASSETS (Continued)

        General and economic conditions may continue to impact retail and consumer demand, as well as the market price of the Company's common stock, and could negatively impact the Company's future operating performance, cash flow and/or stock price and could result in additional goodwill and/or intangible asset impairment charges being recorded in future periods. Also, the Company periodically reviews its brands to achieve marketing, sales and operational synergies. These reviews could result in brands being consolidated or discontinued and could result in intangible asset impairment charges being recorded in future periods. Such goodwill and/or intangible asset impairment charges could materially impact the Company's consolidated financial statements. The valuation of goodwill and intangible assets is subject to a high degree of judgment, uncertainty and complexity.

6. DEBT

        Debt was comprised of the following:

	December 31, 2014	September 30, 2014
Long-term debt—revolving credit facility	$42,000	$43,000

        The carrying value of the Company's debt approximates fair value at December 31, 2014 and September 30, 2014. Estimated fair values for debt have been determined based on borrowing rates currently available to the Company for bank loans with similar terms and maturities and are classified as Level 2 (significant observable inputs other than quoted prices) in the FASB's fair value hierarchy.

        On November 4, 2014, the Company amended its revolving credit facility (the "Credit Agreement"). The Credit Agreement extends the term of the credit facility to November 2019, increases the available credit borrowings to $100,000 with no automatic reductions and provides an accordion feature that can increase the available credit borrowings to $130,000 subject to approval by the lenders and compliance with certain covenants and conditions. The lenders under the Credit Agreement continue to be Rabobank International and Wells Fargo. To date, the Company has not experienced any difficulties in accessing the available funds under the Credit Agreement. Deferred financing fees of $420 related to the Credit Agreement are being amortized over the term of the Credit Agreement.

        At December 31, 2014, the Company had outstanding revolving credit borrowings of $42,000 under the Credit Agreement. Borrowings under the Credit Agreement are collateralized by substantially all assets of the Company. At the Company's election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a Base Rate plus a variable margin. Base Rate is the higher of: i) the Prime Lending Rate, ii) the Federal Funds Rate plus 0.5% or iii) the one-month Eurodollar Rate multiplied by the Statutory Reserve Rate plus 1.0% (capitalized terms are defined in the Credit Agreement, a copy of which was filed with the Securities and Exchange Commission on November 5, 2014). At December 31, 2014, the applicable weighted-average interest rate for outstanding borrowings was 1.74%. The Company is also required to pay a variable quarterly fee on the unused balance under the Credit Agreement. At December 31, 2014, the applicable rate was 0.25%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

6. DEBT (Continued)

three months. Accrued interest on Base Rate borrowings is payable quarterly. The Credit Agreement matures on November 4, 2019, and the Company is required to repay all principal and interest outstanding under the Credit Agreement on such date.

        The Credit Agreement contains restrictive covenants, including limitations on incurring other indebtedness and requirements that the Company maintain certain financial ratios. As of December 31, 2014, the Company was in compliance with the restrictive covenants. Upon the occurrence of a default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring the Company to repay all amounts outstanding under the Credit Agreement.

7. SHARE PURCHASES

        During the three months ended December 31, 2014 and 2013, the Company purchased 48,562 and 21,705 shares of common stock for an aggregate price of $1,074 and $521, respectively. All of these shares of common stock held in treasury were retired prior to December 31 in the respective quarter of purchase. As of December 31, 2014, the Company was permitted to purchase up to 683,462 additional shares under its approved purchase plan, with no expiration date or restrictions. The Company accounts for treasury shares using the cost method.

8. STOCK OPTIONS AND OTHER EQUITY AWARDS

        As of December 31, 2014, the Company had 32,500 stock options outstanding at a weighted average exercise price of $14.22. These stock options expire on September 30, 2015. There were no stock options exercised during the three months ended December 31, 2014.

        No options to purchase shares of common stock for the three months ended December 31, 2014 and 2013 were excluded from the computation of diluted earnings per share because none of the stock options were anti-dilutive.

        During the three months ended December 31, 2013, the Company received proceeds of $115 related to the exercise of stock options. During this same period, the Company recorded a tax benefit of $51 and optionees realized an aggregate pre-tax gain of $133 from these stock option exercises.

        On January 28, 2013, stockholders approved the Nutraceutical International Corporation 2013 Long-Term Equity Incentive Plan (the "2013 Plan") and the reservation of 800,000 shares of the Company's common stock for issuance under the 2013 Plan. Equity awards available under the 2013 Plan include stock options, stock appreciation rights and stock awards. In conjunction with the Company's fiscal 2014 and fiscal 2013 incentive compensation (bonus) payments, 24,827, and 31,788 shares of the Company's common stock were issued, respectively. These non-cash stock awards were granted on December 11, 2014 and December 11, 2013 at an aggregate fair value of $504 and $775, respectively, with fair value being determined by the closing price of the Company's common stock on the grant date. These stock awards were registered, unrestricted and fully vested on the grant date. As of December 31, 2014, 743,385 shares of the Company's common stock were available for issuance under the 2013 Plan.

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

        Net sales attributed to customers in the United States and foreign countries for the three months ended December 31, 2014 and 2013 were as follows:

	Three months ended December 31,
	2014	2013
United States	$46,725	$45,323
Foreign countries	6,319	6,227

	$53,044	$51,550

        Certain net sales attributed to customers in the United States are sold to customers who in turn may sell such products to customers in foreign countries while certain net sales attributed to customers in foreign countries are sold to customers who in turn may sell such products to customers in the United States.

        The Company's net sales by product group for the three months ended December 31, 2014 and 2013 were as follows:

	Three months ended December 31,
	2014	2013
Branded nutritional supplements and other natural products	$47,877	$46,972
Other(1)	5,167	4,578

	$53,044	$51,550

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

        Goodwill and Intangible Assets—Goodwill and intangible assets require estimates and judgments in determining the initial recognition and measurement, including factors and assumptions used in determining fair values and useful lives. Intangible assets with finite useful lives are amortized, while intangible assets with indefinite useful lives are not amortized. Amortizable intangible assets are reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill and indefinite-lived intangible assets are tested annually for impairment and when events or changes in circumstances indicate the carrying value may not be recoverable. The appropriateness of the indefinite-life classification of non-amortizable intangible assets is also reviewed as part of the annual testing or when circumstances warrant a change to a finite life. We perform our annual impairment testing as of September 30 each year, which is the last day of our fiscal year.

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

        General and economic conditions may continue to impact retail and consumer demand, as well as the market price of our common stock, and could negatively impact our future operating performance, cash flow and/or stock price and could result in additional goodwill and/or intangible asset impairment charges being recorded in future periods. Also, we periodically review our brands to achieve marketing, sales and operational synergies. These reviews could result in additional brands being consolidated or discontinued and could result in additional intangible asset impairment charges being recorded in future periods. Such goodwill and/or intangible asset impairment charges could materially impact our consolidated financial statements. The valuation of goodwill and intangible assets is subject to a high degree of judgment, uncertainty and complexity.

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

Results of Operations

        The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended December 31,
	2014	2013
Net sales	100.0%	100.0%
Cost of sales	51.3%	49.4%

Gross profit	48.7%	50.6%
Selling, general and administrative	36.9%	36.1%
Amortization of intangible assets	1.4%	1.2%

Income from operations	10.4%	13.3%
Interest and other expense, net	0.5%	0.6%

Income before provision for income taxes	9.9%	12.7%
Provision for income taxes	3.6%	4.7%

Net income	6.3%	8.0%

Adjusted EBITDA(1)	16.6%	18.5%

(1)
See "—Adjusted EBITDA."

Comparison of the Three Months Ended December 31, 2014 to the Three Months Ended December 31, 2013

        Net Sales.    Net sales increased by $1.4 million, or 2.9%, to $53.0 million for the three months ended December 31, 2014 ("first quarter of fiscal 2015") from $51.6 million for the three months ended December 31, 2013 ("first quarter of fiscal 2014"). Net sales of branded nutritional supplements and other natural products increased by $0.9 million, or 1.9%, to $47.9 million for the first quarter of fiscal 2015 compared to $47.0 million for the first quarter of fiscal 2014. The increase in net sales of branded nutritional supplements and other natural products primarily related to the net sales contributions of the fiscal 2014 acquisitions, partially offset by a decrease in sales volume of branded products to certain customers. The impact on net sales of branded products attributable to price changes was not material. Other net sales increased by $0.5 million, or 12.9%, to $5.1 million for the first quarter of fiscal 2015 compared to $4.6 million for the first quarter of fiscal 2014. The increase in other net sales was primarily related to the net sales contributions of the fiscal 2014 acquisitions.

        Gross Profit.    Gross profit was $25.9 million for the first quarter of fiscal 2015 and $26.1 million for the first quarter of fiscal 2014. As a percentage of net sales, gross profit was 48.7% for the first quarter of fiscal 2015 compared to 50.6% for the first quarter of fiscal 2014. This decrease in gross profit percentage was primarily related to an increase in manufacturing overhead costs.

        Selling, General and Administrative.    Selling, general and administrative expenses increased by $1.0 million, or 5.2%, to $19.6 million for the first quarter of fiscal 2015 from $18.6 million for the first quarter of fiscal 2014. As a percentage of net sales, selling, general and administrative expenses were 36.9% for the first quarter of fiscal 2015 and 36.1% for the first quarter of fiscal 2014. This increase in selling, general and administrative expenses was primarily attributable to operational and transition costs related to the fiscal 2014 acquisitions.

        Amortization of Intangible Assets.    Amortization of intangible assets was $0.7 million for the first quarter of fiscal 2015 and $0.6 million for the first quarter of fiscal 2014. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

        Interest and Other Expense, Net.    Net interest and other expense was $0.3 million for both the first quarter of fiscal 2015 and fiscal 2014 and primarily consisted of interest expense on indebtedness under our revolving credit facility.

        Provision for Income Taxes.    Our effective tax rate was 36.4% for the first quarter of fiscal 2015 and 37.1% for the first quarter of fiscal 2014. In each period, our effective tax rate was higher than the federal statutory rate primarily due to state taxes.

Adjusted EBITDA

        Adjusted EBITDA (a non-GAAP measure) is defined in our performance measures as earnings before net interest and other expense, taxes, depreciation, amortization and goodwill and intangible asset impairments. Adjusted EBITDA has some inherent limitations in measuring operating performance due to the exclusion of certain financial elements such as depreciation and amortization and is not necessarily comparable to other similarly-titled captions of other companies due to potential inconsistencies in the method of calculation. Furthermore, Adjusted EBITDA is not intended to be a substitute for cash flows from operating activities, as a measure of liquidity, or an alternative to net income in determining our operating performance in accordance with generally accepted accounting principles. Our use of an EBITDA-based metric should be considered within the following context:

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

        The following table sets forth a reconciliation of net income to Adjusted EBITDA for each period included herein:

	Three Months Ended December 31,
	2014	2013
	(dollars in thousands)
Net income	$3,351	$4,135
Provision for income taxes	1,921	2,444
Interest and other expense, net(1)	297	318
Depreciation and amortization	3,239	2,638

Adjusted EBITDA	$8,808	$9,535

(1)
Includes amortization of deferred financing fees.

        Our Adjusted EBITDA decreased to $8.8 million for the first quarter of fiscal 2015 from $9.5 million for the first quarter of fiscal 2014. Adjusted EBITDA as a percentage of net sales decreased to 16.6% for the first quarter of fiscal 2015 from 18.5% for the first quarter of fiscal 2014.

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

Liquidity and Capital Resources

        We had working capital of $63.3 million as of December 31, 2014 compared to $62.1 million as of September 30, 2014. The increase in working capital was primarily the result of decreases in accounts payable and accrued expenses, partially offset by a decrease in cash.

        Net cash provided by operating activities for the three months ended December 31, 2014 was $3.0 million compared to $5.5 million for the comparable period in fiscal 2014. This decrease in net cash provided by operating activities for the three months ended December 31, 2014 was primarily attributable to changes in operating assets and liabilities.

        Net cash used in investing activities was $2.7 million for the three months ended December 31, 2014 compared to $9.3 million for the comparable period in fiscal 2014. Our investing activities consisted of acquisitions of businesses and capital expenditures. The capital expenditures primarily related to buildings, building improvements, distribution and manufacturing equipment and information systems.

        During the three months ended December 31, 2014, we made one acquisition of a business. On November 18, 2014, we acquired certain operating assets of Agape Health Products for $0.1 million in cash.

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

        Net cash used in financing activities was $2.5 million for the three months ended December 31, 2014 and net cash provided by financing activities was $1.7 million for the comparable period in fiscal 2014. During these periods, financing activities primarily related to borrowings and repayments under our revolving credit facility, payments of deferred financing fees, purchases of common stock for treasury and proceeds from the issuance of common stock related to stock option exercises and the direct stock purchase plan.

        In October 2007, we registered a direct stock purchase plan with the Securities and Exchange Commission. The purpose of this direct stock purchase plan is to provide a convenient way for existing stockholders, as well as new investors, to purchase shares of our common stock. A total of 1,500,000 shares of our common stock were registered under the plan with 1,188 shares purchased during the three months ended December 31, 2014. As of December 31, 2014, there were 1,380,547 shares of common stock available for purchase.

        On November 4, 2014, we amended our revolving credit facility (the "Credit Agreement"). The Credit Agreement extends the term of the credit facility to November 2019, resets the available credit borrowings to $100.0 million with no automatic reductions and provides an accordion feature which can increase the available credit borrowings to $130.0 million subject to approval by the lenders and compliance with certain covenants and conditions. The lenders under the Credit Agreement continue to be Rabobank International and Wells Fargo. To date, we have not experienced any difficulties in accessing the available funds under the Credit Agreement. Deferred financing fees of $0.4 million related to the Credit Agreement are being amortized over the term of the Credit Agreement.

        At December 31, 2014, we had outstanding revolving credit borrowings of $42.0 million under the Credit Agreement. Borrowings under the Credit Agreement are collateralized by substantially all of our assets. At our election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a Base Rate plus a variable margin. Base Rate is the higher of: i) the Prime Lending Rate, ii) the Federal Funds Rate plus 0.5% or iii) the one-month Eurodollar Rate multiplied by the Statutory Reserve Rate plus 1.0% (capitalized terms are defined in the Credit Agreement, a copy of which was filed with the Securities and Exchange Commission on November 5, 2014). At December 31, 2014, the applicable weighted-average interest rate for outstanding borrowings was 1.74%. We are also required to pay a quarterly fee on the unused balance under the Credit Agreement. At December 31, 2014, the applicable rate was 0.25%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The Credit Agreement matures on November 4, 2019, and we are required to repay all principal and interest outstanding under the Credit Agreement on such date.

        The Credit Agreement contains restrictive covenants, including limitations on incurring certain other indebtedness and requirements that we maintain certain financial ratios. As of December 31, 2014, we were in compliance with the restrictive covenants. Upon the occurrence of a default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring us to repay all amounts outstanding under the Credit Agreement.

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

Contractual Obligations and Other Commitments

        Our significant non-cancelable contractual obligations and other commitments as of December 31, 2014 were as follows:

	Payments Due By Period
Contractual Obligations and Other Commitments	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(dollars in thousands)
Revolving credit facility	$42,000	$—	$—	$42,000	$—
Interest on revolving credit facility(a)	4,391	906	1,812	1,673	—
Operating leases	6,968	3,835	2,712	409	12

Total	$53,359	$4,741	$4,524	$44,082	$12

(a)
Represents estimated interest obligations associated with our outstanding revolving credit facility balance of $42.0 million at December 31, 2014, assuming no principal payments are made before maturity, a weighted-average interest rate of 1.74% and an underutilization fee rate of 0.25%.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        At our election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a Base Rate plus a variable margin. Base Rate is the higher of: i) the Prime Lending Rate, ii) the Federal Funds Rate plus 0.5% or iii) the one-month Eurodollar Rate multiplied by the Statutory Reserve Rate plus 1.0%. At December 31, 2014, the applicable weighted-average interest rate for borrowings was 1.74% and we had total borrowings outstanding of $42.0 million. A hypothetical 100 basis point change in interest rates would not have had a material impact on our reported net income or cash flows for the three months ended December 31, 2014 and 2013.

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

        As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on the foregoing, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2014.

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

        In the opinion of management, the losses related to individual regulatory and legal matters in which we are presently involved are not probable and no estimate can be made of the range of potential gains or losses. While incapable of estimation, in the opinion of management, none of the regulatory and legal matters in which we are involved are individually expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, our aggregate liability arising from regulatory and legal proceedings related to these matters or future matters could have a material effect on our financial position, results of operations or cash flows.

Item 1A.    Risk Factors

        There have been no material changes in our risk factors from those disclosed in our 2014 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        We did not sell any unregistered equity securities during the quarterly period ended December 31, 2014.

        Prior to fiscal 2015, our Board of Directors approved a share purchase program authorizing us to buy up to 4,500,000 shares of our common stock. As of December 31, 2014, there were 683,462 shares available for purchase under this program. The shares available for purchase under this program have no expiration date. Purchases under this program during the three months ended December 31, 2014 occurred in October, November and December as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1 - 31, 2014	22,700	$22.03	22,700
November 1 - 30, 2014	18,162	22.65	18,162
December 1 - 31, 2014	7,700	21.13	7,700

	48,562	22.12	48,562	683,462

Item 6.    Exhibits

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)
Filed herewith.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEUTICAL INTERNATIONAL CORPORATION
(Registrant)

Date: January 29, 2015	By:	/s/ CORY J. MCQUEEN Cory J. McQueen Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)