Form 10-Q
period 2015-03-31
NUTRACEUTICAL INTERNATIONAL CORP
filed 2015-04-30
CIK 1050007

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Quarterly Period Ended March 31, 2015

Commission file number 000-23731

NUTRACEUTICAL INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	87-0515089 (IRS Employer Identification No.)
1400 Kearns Boulevard, 2nd Floor, Park City, Utah (Address of principal executive offices)	84060 (Zip code)

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

        At April 27, 2015, the registrant had 9,561,236 shares of common stock outstanding.

NUTRACEUTICAL INTERNATIONAL CORPORATION

INDEX

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	March 31, 2015	September 30, 2014(1)
ASSETS
Current assets:
Cash	$5,216	$6,232
Accounts receivable, net	16,829	15,118
Inventories	56,806	57,914
Prepaid expenses and other current assets	2,854	3,364
Deferred income taxes	1,260	1,222

Total current assets	82,965	83,850
Property, plant and equipment, net	78,673	79,244
Goodwill	23,622	23,622
Intangible assets, net	20,464	21,965
Other non-current assets	1,556	1,203
Deferred income taxes, net	4,933	4,894

Total assets	$212,213	$214,778

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,004	$14,874
Accrued expenses	5,101	6,835

Total current liabilities	19,105	21,709
Long-term debt	38,000	43,000
Other non-current liabilities	162	456

Total liabilities	57,267	65,165

Stockholders' equity:
Common stock	96	97
Additional paid-in capital	9,345	11,112
Retained earnings	145,794	138,347
Accumulated other comprehensive income	(251)	79
Treasury stock	(38)	(22)

Total stockholders' equity	154,946	149,613

Total liabilities and stockholders' equity	$212,213	$214,778

(1)
The condensed consolidated balance sheet as of September 30, 2014 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Net sales	$55,404	$54,859	$108,448	$106,409
Cost of sales	28,149	27,699	55,338	53,187

Gross profit	27,255	27,160	53,110	53,222
Operating expenses
Selling, general and administrative	19,789	19,282	39,343	37,863
Amortization of intangible assets	728	652	1,460	1,236

Income from operations	6,738	7,226	12,307	14,123
Interest and other expense, net	273	350	570	668

Income before provision for income taxes	6,465	6,876	11,737	13,455
Provision for income taxes	2,369	2,552	4,290	4,996

Net income	$4,096	$4,324	$7,447	$8,459
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	(109)	36	(330)	48

Comprehensive income	$3,987	$4,360	$7,117	$8,507

Net income per common share
Basic	$0.43	$0.44	$0.77	$0.86
Diluted	0.43	0.44	0.77	0.86
Weighted average common shares outstanding
Basic	9,622,051	9,843,590	9,637,753	9,840,578
Dilutive effect of stock options	4,874	9,021	5,884	9,524

Diluted	9,626,925	9,852,611	9,643,637	9,850,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Six months ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$7,447	$8,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,507	5,415
Amortization of deferred financing fees	67	92
Losses on disposals of property, plant and equipment	7	2
Tax benefit from stock option exercises	(1)	(51)
Deferred income taxes, net	(77)	478
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(1,706)	(751)
Inventories	1,137	(3,167)
Prepaid expenses and other current assets	517	356
Other non-current assets	81	(102)
Accounts payable	(1,136)	574
Accrued expenses	(1,685)	(494)
Other non-current liabilities	10	(10)

Net cash provided by operating activities	11,168	10,801

Cash flows from investing activities:
Acquisitions of businesses	(81)	(9,139)
Purchases of property, plant and equipment	(4,217)	(6,437)

Net cash used in investing activities	(4,298)	(15,576)

Cash flows from financing activities:
Proceeds from debt	2,000	12,000
Payments on debt	(7,000)	(8,000)
Payments of deferred financing fees	(420)	—
Proceeds from issuances of common stock	64	179
Purchases of common stock for treasury	(2,352)	(1,430)
Tax benefit from stock option exercises	1	51

Net cash provided by (used in) financing activities	(7,707)	2,800

Effect of exchange rate changes on cash	(179)	24

Net decrease in cash	(1,016)	(1,951)
Cash at beginning of period	6,232	8,235

Cash at end of period	$5,216	$6,284

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

        The Company manufactures and sells nutritional supplements and other natural products under numerous brands, including Solaray®, KAL®, Nature's Life®, LifeTime®, Natural Balance®, NaturalCare®, Health from the Sun®, Pioneer®, Nutra BioGenesis™, Life-flo®, Organix South®, Heritage Store® and Monarch Nutraceuticals™.

        The Company owns neighborhood natural food markets, which operate under the trade names The Real Food Company™, Thom's Natural Foods™ and Cornucopia Community Market™. The Company also owns health food stores, which operate under various trade names, including Fresh Vitamins™, Granola's™ and Peachtree Natural Foods®.

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring adjustments, to state fairly the consolidated financial position of the Company as of March 31, 2015, the results of its operations for the three and six months ended March 31, 2015 and 2014 and its cash flows for the six months ended March 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information applied on a consistent basis. Results for the three and six months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full fiscal year.

        Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with US GAAP have been omitted. Accordingly, these financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 30, 2014, which was filed with the Securities and Exchange Commission on November 20, 2014.

Use of Estimates

        The preparation of these financial statements in conformity with US GAAP required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Significant estimates included values and lives assigned to acquired intangible assets, reserves for customer returns and allowances, uncollectible accounts receivable, valuation adjustments for slow-moving, obsolete and/or damaged inventory and valuation and recoverability of long-lived assets. Actual results may differ from these estimates.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

1. BASIS OF PRESENTATION (Continued)

New Accounting Standards

        In May 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance, which is included in Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers." This guidance provides a single, comprehensive revenue recognition model for all contracts with customers and requires that a company recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This guidance is effective for the Company as of October 1, 2017. The Company is currently evaluating the impact this standard may have on its consolidated financial statements.

        In April 2015, the FASB issued authoritative guidance, which is included in ASC 835, "Simplifying the Presentation of Debt Issuance Costs." This guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt. This guidance is effective for the Company as of October 1, 2016. The Company is currently evaluating the impact this standard may have on its consolidated financial statements.

        The Company periodically reviews new accounting standards that are issued. Although some of these accounting standards may be applicable to the Company, the Company has not identified any other new standards that it believes merit further discussion, and the Company expects that none would have a significant impact on its consolidated financial statements.

2. ACCOUNTS RECEIVABLE

        Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	March 31, 2015	September 30, 2014
Accounts receivable	$17,897	$16,352
Less allowances	(1,068)	(1,234)

	$16,829	$15,118

3. INVENTORIES

        Inventories were comprised of the following:

	March 31, 2015	September 30, 2014
Raw materials	$21,166	$20,559
Work-in-process	7,907	6,909
Finished goods	27,733	30,446

	$56,806	$57,914

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

4. ACQUISITIONS

        During the six months ended March 31, 2015, the Company made one acquisition of a business. On November 18, 2014, the Company acquired certain operating assets of Agape Health Products for $81 in cash.

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

        The Condensed Consolidated Statements of Operations and Comprehensive Income and the Condensed Consolidated Statements of Cash Flows presented herein include the activities of these acquired businesses from their respective dates of acquisition. The expected long-term sales and expense synergies of acquired businesses generally are not realized immediately following acquisition, as certain transition and integration matters must be completed.

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

	Fiscal 2015 Acquisition	Fiscal 2014 Acquisitions
Aggregate assets acquired:
Current assets	$41	$1,857
Goodwill	—	4,399
Intangible assets	40	2,883

	$81	$9,139

        The fiscal 2015 and fiscal 2014 acquired intangible assets totaling $40 and $2,883, respectively, related to trademarks, tradenames and customer relationships, and are being amortized over periods of two to twelve years for financial statement purposes. The fiscal 2015 and fiscal 2014 acquired intangible assets are expected to be deductible for tax purposes over fifteen years. Goodwill, which is not subject to amortization for financial statement purposes, of $4,399 for fiscal 2014, is expected to be deductible for tax purposes over fifteen years.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

5. GOODWILL AND INTANGIBLE ASSETS

        During the six months ended March 31, 2015, there was no change in the carrying value of goodwill.

        The carrying amounts of intangible assets at March 31, 2015 and September 30, 2014 were as follows:

	March 31, 2015			September 30, 2014
	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Weighted- Average Amortization Period (Years)
Intangible assets subject to amortization:
Trademarks/tradenames/patents	$5,448	$(1,721)	$3,727	$5,418	$(1,480)	$3,938	11
Customer relationships/distribution rights/ non-compete agreements	16,557	(8,609)	7,948	16,517	(7,390)	9,127	7
Developed software and technology	772	(772)	—	772	(772)	—	5

	22,777	(11,102)	11,675	22,707	(9,642)	13,065
Intangible assets not subject to amortization:
Trademarks/tradenames/licenses	8,789	—	8,789	8,900	—	8,900

	$31,566	$(11,102)	$20,464	$31,607	$(9,642)	$21,965

(1)
Amounts include the impact of foreign currency translation adjustments.

        Estimated future amortization expense related to the March 31, 2015 net carrying amount of $11,675 for intangible assets subject to amortization is as follows:

Year Ending September 30,	Estimated Amortization Expense
2015(1)	$1,391
2016	2,174
2017	1,800
2018	1,610
2019	1,182
Thereafter	3,518

$11,675

(1)
Estimated amortization expense for the year ending September 30, 2015 includes only amortization to be recorded after March 31, 2015.

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

6. DEBT

        Debt was comprised of the following:

	March 31, 2015	September 30, 2014
Long-term debt—revolving credit facility	$38,000	$43,000

        The carrying value of the Company's debt approximates fair value at March 31, 2015 and September 30, 2014. Estimated fair values for debt have been determined based on borrowing rates currently available to the Company for bank loans with similar terms and maturities and are classified as Level 2 (significant observable inputs other than quoted prices) in the FASB's fair value hierarchy.

        On November 4, 2014, the Company amended its revolving credit facility (the "Credit Agreement"). The Credit Agreement extends the term of the credit facility to November 2019, increases the available credit borrowings to $100,000 with no automatic reductions and provides an accordion feature that can increase the available credit borrowings to $130,000, subject to approval by the lenders and compliance with certain covenants and conditions. The lenders under the Credit Agreement continue to be Rabobank International and Wells Fargo. To date, the Company has not experienced any difficulties in accessing the available funds under the Credit Agreement. Deferred financing fees of $420 related to the Credit Agreement are being amortized over the term of the Credit Agreement.

        At March 31, 2015, the Company had outstanding revolving credit borrowings of $38,000 under the Credit Agreement. Borrowings under the Credit Agreement are collateralized by substantially all assets of the Company. At the Company's election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a Base Rate plus a variable margin. Base Rate is the higher of: (i) the Prime Lending Rate, (ii) the Federal Funds Rate plus 0.5% or (iii) the one-month Eurodollar Rate multiplied by the Statutory Reserve Rate plus 1.0% (capitalized terms are defined in the Credit Agreement, a copy of which was filed with the Securities and Exchange Commission on November 5, 2014). At March 31, 2015, the applicable weighted-average interest rate for outstanding borrowings was 1.77%. The Company is also required to pay a variable quarterly fee on the unused balance under the Credit Agreement. At March 31, 2015, the applicable rate was 0.25%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

6. DEBT (Continued)

Base Rate borrowings is payable quarterly. The Credit Agreement matures on November 4, 2019, and the Company is required to repay all principal and interest outstanding under the Credit Agreement on such date.

        The Credit Agreement contains restrictive covenants, including limitations on incurring other indebtedness and requirements that the Company maintain certain financial ratios. As of March 31, 2015, the Company was in compliance with the restrictive covenants. Upon the occurrence of a default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring the Company to repay all amounts outstanding under the Credit Agreement.

7. SHARE PURCHASES

        During the three and six months ended March 31, 2015, the Company purchased 68,463 and 117,025 shares of common stock for an aggregate price of $1,278 and $2,352, respectively. During the three and six months ended March 31, 2014, the Company purchased 35,415 and 57,120 shares of common stock for an aggregate price of $909 and $1,430, respectively. All of these shares of common stock held in treasury were retired prior to March 31 in the respective quarter of purchase, except at March 31, 2015 and 2014, the Company held 2,000 and 1,681 shares of common stock in treasury, respectively. As of March 31, 2015, the Company was permitted to purchase up to 614,999 additional shares under its approved purchase plan, with no expiration date or restrictions. The Company accounts for treasury shares using the cost method.

8. STOCK OPTIONS AND OTHER EQUITY AWARDS

        The following table summarizes stock option activity during the six months ended March 31, 2015:

	Number of Options	Weighted- Average Exercise Price
Options outstanding and exercisable at September 30, 2014	32,500	$14.22
Exercised	(600)	14.22

Options outstanding and exercisable at March 31, 2015	31,900	14.22

        All stock options outstanding at March 31, 2015 expire on September 30, 2015.

        No options to purchase shares of common stock for the three and six months ended March 31, 2015 and 2014 were excluded from the computation of diluted earnings per share because none of the stock options were anti-dilutive.

        During the six months ended March 31, 2015, the Company received proceeds of $9 related to the exercise of stock options. During this same period, the Company recorded a tax benefit of $1 and optionees realized an aggregate pre-tax gain of $3 from these stock option exercises. During the six months ended March 31, 2014, the Company received proceeds of $115 related to the exercise of stock options. During this same period, the Company recorded a tax benefit of $51 and optionees realized an aggregate pre-tax gain of $133 from these stock option exercises.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

8. STOCK OPTIONS AND OTHER EQUITY AWARDS (Continued)

        On January 28, 2013, stockholders approved the Nutraceutical International Corporation 2013 Long-Term Equity Incentive Plan (the "2013 Plan") and the reservation of 800,000 shares of the Company's common stock for issuance under the 2013 Plan. Equity awards available under the 2013 Plan include stock options, stock appreciation rights and stock awards. In conjunction with the Company's fiscal 2014 and fiscal 2013 incentive compensation (bonus) payments, 24,827 and 31,788 shares of the Company's common stock were issued, respectively. These non-cash stock awards were granted on December 11, 2014 and December 11, 2013 at an aggregate fair value of $504 and $775, respectively, with fair value being determined by the closing price of the Company's common stock on the grant date. These stock awards were registered, unrestricted and fully vested on the grant date. As of March 31, 2015, 743,385 shares of the Company's common stock were available for issuance under the 2013 Plan.

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

        Net sales attributed to customers in the United States and foreign countries for the three and six months ended March 31, 2015 and 2014 were as follows:

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
United States	$48,807	$46,962	$95,532	$92,285
Foreign countries	6,597	7,897	12,916	14,124

	$55,404	$54,859	$108,448	$106,409

        Certain net sales attributed to customers in the United States are sold to customers who in turn may sell such products to customers in foreign countries, while certain net sales attributed to customers in foreign countries are sold to customers who in turn may sell such products to customers in the United States.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

9. SEGMENTS (Continued)

        The Company's net sales by product group for the three and six months ended March 31, 2015 and 2014 were as follows:

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Branded nutritional supplements and other natural products	$49,883	$49,503	$97,760	$96,475
Other(1)	5,521	5,356	10,688	9,934

	$55,404	$54,859	$108,448	$106,409

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

        We manufacture and sell nutritional supplements and other natural products under numerous brands, including Solaray®, KAL®, Nature's Life®, LifeTime®, Natural Balance®, NaturalCare®, Health from the Sun®, Pioneer®, Nutra BioGenesis™, Life-flo®, Organix South®, Heritage Store® and Monarch Nutraceuticals™.

        We own neighborhood natural food markets, which operate under the trade names The Real Food Company™, Thom's Natural Foods™ and Cornucopia Community Market™. We also own health food stores, which operate under various trade names, including Fresh Vitamins™, Granola's™ and Peachtree Natural Foods®.

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

Critical Accounting Policies

        The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America required us to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Significant estimates included values and lives assigned to acquired intangible assets, reserves for customer returns and allowances, uncollectible accounts receivable, valuation adjustments for slow-moving, obsolete and/or damaged inventory and valuation and recoverability of long-lived assets. Actual results may differ from these estimates. Our critical accounting policies include the following:

        Accounts Receivable—Provision is made for estimated bad debts based on periodic analysis of individual customer balances, including an evaluation of days sales outstanding, payment history, recent payment trends and perceived creditworthiness. If general economic conditions and/or customer financial conditions were to change, additional provisions for bad debts may be required, which could have a material impact on the consolidated financial statements.

        Inventories—Valuation adjustments are made for slow-moving, obsolete and/or damaged inventory based on a periodic analysis of individual inventory items, including an evaluation of historical usage and/or movement, age, expiration date and general condition. If market demand and/or consumer preferences are less favorable than historical trends or future expectations, additional valuation adjustments for slow-moving, obsolete and/or damaged inventory may be required, which could have a material impact on the consolidated financial statements.

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

New Accounting Standards

        See Note 1 to the Condensed Consolidated Financial Statements for information regarding new accounting standards.

Results of Operations

        The following table sets forth certain consolidated statements of operations data as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	50.8%	50.5%	51.0%	50.0%

Gross profit	49.2%	49.5%	49.0%	50.0%
Selling, general and administrative	35.7%	35.1%	36.3%	35.6%
Amortization of intangible assets	1.3%	1.2%	1.3%	1.2%

Income from operations	12.2%	13.2%	11.4%	13.2%
Interest and other expense, net	0.5%	0.6%	0.5%	0.6%

Income before provision for income taxes	11.7%	12.6%	10.9%	12.6%
Provision for income taxes	4.3%	4.7%	4.0%	4.7%

Net income	7.4%	7.9%	6.9%	7.9%

Adjusted EBITDA(1)	18.1%	18.2%	17.3%	18.4%

(1)
See "—Adjusted EBITDA."

Comparison of the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014

        Net Sales.    Net sales increased by $0.5 million, or 1.0%, to $55.4 million for the three months ended March 31, 2015 (the "second quarter of fiscal 2015") from $54.9 million for the three months ended March 31, 2014 (the "second quarter of fiscal 2014"). Net sales of branded nutritional supplements and other natural products increased by $0.4 million, or 0.8%, to $49.9 million for the second quarter of fiscal 2015 compared to $49.5 million for the second quarter of fiscal 2014. The increase in net sales of branded nutritional supplements and other natural products was primarily related to the net sales contributions of the fiscal 2014 and fiscal 2015 acquisitions and price increases of $1.1 million, partially offset by a decrease in sales volume of branded products to certain customers. Other net sales were $5.5 million for the second quarter of fiscal 2015 and $5.4 million for the second quarter of fiscal 2014.

        Gross Profit.    Gross profit was $27.3 million for the second quarter of fiscal 2015 and $27.2 million for the second quarter of fiscal 2014. As a percentage of net sales, gross profit was 49.2% for the second quarter of fiscal 2015 and 49.5% for the second quarter of fiscal 2014.

        Selling, General and Administrative.    Selling, general and administrative expenses increased by $0.5 million, or 2.6%, to $19.8 million for the second quarter of fiscal 2015 from $19.3 million for the second quarter of fiscal 2014. As a percentage of net sales, selling, general and administrative expenses were 35.7% for the second quarter of fiscal 2015 and 35.1% for the second quarter of fiscal 2014. This increase in selling, general and administrative expenses was primarily attributable to operational and transition costs related to the fiscal 2014 acquisitions.

        Amortization of Intangible Assets.    Amortization of intangible assets was $0.7 million for both the second quarter of fiscal 2015 and the second quarter of fiscal 2014. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

        Interest and Other Expense, Net.    Net interest and other expense was $0.3 million for the second quarter of fiscal 2015 and $0.4 million for the second quarter of fiscal 2014 and primarily consisted of interest expense on indebtedness under our revolving credit facility.

        Provision for Income Taxes.    Our effective tax rate was 36.6% for the second quarter of fiscal 2015 and 37.1% for the second quarter of fiscal 2014. In each period, our effective tax rate was higher than the federal statutory rate primarily due to state taxes.

Comparison of the Six Months Ended March 31, 2015 to the Six Months Ended March 31, 2014

        Net Sales.    Net sales increased $2.0 million, or 1.9%, to $108.4 million for the six months ended March 31, 2015 from $106.4 million for the six months ended March 31, 2014. Net sales of branded nutritional supplements and other natural products increased by $1.3 million, or 1.3%, to $97.8 million for the six months ended March 31, 2015 from $96.5 million for the six months ended March 31, 2014. The increase in net sales of branded nutritional supplements and other natural products was primarily related to the net sales contributions of the fiscal 2014 and fiscal 2015 acquisitions and, to a lesser extent, price increases of $0.8 million, partially offset by a decrease in sales volume of branded products to certain customers. Other net sales increased $0.7 million, or 7.6%, to $10.6 million for the six months ended March 31, 2015, compared to $9.9 million for the six months ended March 31, 2014. The increase in other net sales was primarily related to the net sales contributions of the fiscal 2014 acquisitions.

        Gross Profit.    Gross profit was $53.1 million for the six months ended March 31, 2015 and $53.2 million for the six months ended March 31, 2014. As a percentage of net sales, gross profit decreased to 49.0% for the six months ended March 31, 2015 from 50.0% for the six months ended March 31, 2014. This decrease in gross profit percentage was primarily related to an increase in manufacturing overhead costs.

        Selling, General and Administrative.    Selling, general and administrative expenses increased by $1.4 million, or 3.9%, to $39.3 million for the six months ended March 31, 2015 from $37.9 million for the six months ended March 31, 2014. As a percentage of net sales, selling, general and administrative expenses increased to 36.3% for the six months ended March 31, 2015, compared to 35.6% for the six months ended March 31, 2014. This increase in selling, general and administrative expenses was primarily attributable to operational and transition costs related to the fiscal 2014 acquisitions.

        Amortization of Intangible Assets.    Amortization of intangible assets was $1.5 million for the six months ended March 31, 2015 and $1.2 million for the six months ended March 31, 2014. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

        Interest and Other Expense, Net.    Net interest and other expense was $0.6 million for the six months ended March 31, 2015 and $0.7 million for the six months ended March 31, 2014 and primarily consisted of interest expense on indebtedness under our revolving credit facility.

        Provision for Income Taxes.    Our effective tax rate was 36.6% for the six months ended March 31, 2015 and 37.1% for the six months ended March 31, 2014. In each period, our effective tax rate was higher than the federal statutory rate primarily due to state taxes.

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

        The following table sets forth a reconciliation of net income to Adjusted EBITDA for each period included herein:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
	(dollars in thousands)
Net income	$4,096	$4,324	$7,447	$8,459
Provision for income taxes	2,369	2,552	4,290	4,996
Interest and other expense, net(1)	273	350	570	668
Depreciation and amortization	3,268	2,777	6,507	5,415

Adjusted EBITDA	$10,006	$10,003	$18,814	$19,538

(1)
Includes amortization of deferred financing fees.

        Our Adjusted EBITDA was $10.0 million for both the second quarter of fiscal 2015 and the second quarter of fiscal 2014. Adjusted EBITDA as a percentage of net sales was 18.1% for the second quarter of fiscal 2015 and 18.2% for the second quarter of fiscal 2014.

        Our Adjusted EBITDA decreased to $18.8 million for the six months ended March 31, 2015 from $19.5 million for the six months ended March 31, 2014. Adjusted EBITDA as a percentage of net sales decreased to 17.3% for the six months ended March 31, 2015 from 18.4% for the six months ended March 31, 2014.

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

Liquidity and Capital Resources

        We had working capital of $63.9 million as of March 31, 2015, compared to $62.1 million as of September 30, 2014. The increase in working capital was primarily the result of an increase in accounts receivable and a decrease in accrued expenses, partially offset by decreases in cash and inventories.

        Net cash provided by operating activities for the six months ended March 31, 2015 was $11.2 million, compared to $10.8 million for the comparable period in fiscal 2014. This increase in net cash provided by operating activities for the six months ended March 31, 2015 was primarily attributable to changes in operating assets and liabilities.

        Net cash used in investing activities was $4.3 million for the six months ended March 31, 2015, compared to $15.6 million for the comparable period in fiscal 2014. Our investing activities consisted of acquisitions of businesses and capital expenditures. The capital expenditures primarily related to buildings, building improvements, distribution and manufacturing equipment and information systems.

        During the six months ended March 31, 2015, we made one acquisition of a business. On November 18, 2014, we acquired certain operating assets of Agape Health Products for $0.1 million in cash.

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

        Net cash used in financing activities was $7.7 million for the six months ended March 31, 2015 and net cash provided by financing activities was $2.8 million for the comparable period in fiscal 2014. During these periods, financing activities primarily related to borrowings and repayments under our revolving credit facility, payments of deferred financing fees, purchases of common stock for treasury and proceeds from the issuance of common stock related to stock option exercises and the direct stock purchase plan.

        In October 2007, we registered a direct stock purchase plan with the Securities and Exchange Commission. The purpose of this direct stock purchase plan is to provide a convenient way for existing stockholders, as well as new investors, to purchase shares of our common stock. A total of 1,500,000 shares of our common stock were registered under the plan, with 2,667 shares purchased during the six months ended March 31, 2015. As of March 31, 2015, there were 1,379,068 shares of common stock available for purchase.

        On November 4, 2014, we amended our revolving credit facility (the "Credit Agreement"). The Credit Agreement extends the term of the credit facility to November 2019, resets the available credit borrowings to $100.0 million with no automatic reductions and provides an accordion feature that can increase the available credit borrowings to $130.0 million, subject to approval by the lenders and compliance with certain covenants and conditions. The lenders under the Credit Agreement continue to be Rabobank International and Wells Fargo. To date, we have not experienced any difficulties in accessing the available funds under the Credit Agreement. Deferred financing fees of $0.4 million related to the Credit Agreement are being amortized over the term of the Credit Agreement.

        At March 31, 2015, we had outstanding revolving credit borrowings of $38.0 million under the Credit Agreement. Borrowings under the Credit Agreement are collateralized by substantially all of our assets. At our election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a Base Rate plus a variable margin. Base Rate is the higher of: (i) the Prime Lending Rate, (ii) the Federal Funds Rate plus 0.5% or (iii) the one-month Eurodollar Rate multiplied by the Statutory Reserve Rate plus 1.0% (capitalized terms are defined in the Credit Agreement, a copy of which was filed with the Securities and Exchange Commission on November 5, 2014). At March 31, 2015, the applicable weighted-average interest rate for outstanding borrowings was 1.77%. We are also required to pay a quarterly fee on the unused balance under the Credit Agreement. At March 31, 2015, the applicable rate was 0.25%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The Credit Agreement matures on November 4, 2019, and we are required to repay all principal and interest outstanding under the Credit Agreement on such date.

        The Credit Agreement contains restrictive covenants, including limitations on incurring certain other indebtedness and requirements that we maintain certain financial ratios. As of March 31, 2015, we were in compliance with the restrictive covenants. Upon the occurrence of a default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring us to repay all amounts outstanding under the Credit Agreement.

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

Contractual Obligations and Other Commitments

        Our significant non-cancelable contractual obligations and other commitments as of March 31, 2015 were as follows:

	Payments Due By Period
Contractual Obligations and Other Commitments	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(dollars in thousands)
Revolving credit facility	$38,000	$—	$—	$38,000	$—
Interest on revolving credit facility(a)	3,949	858	1,717	1,374	—
Operating leases	6,977	3,885	2,748	339	5

Total	$48,926	$4,743	$4,465	$39,713	$5

(a)
Represents estimated interest obligations associated with our outstanding revolving credit facility balance of $38.0 million at March 31, 2015, assuming no principal payments are made before maturity, a weighted-average interest rate of 1.77% and an underutilization fee rate of 0.25%.

Off-Balance Sheet Arrangements

        Our operating lease commitments are disclosed in the Contractual Obligations and Other Commitments table above. As of March 31, 2015, we had no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material effect on our consolidated financial statements.

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

Forward-Looking Statements

        This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business. These forward-looking statements can be identified by the use of terms such as "believe," "expects," "plan," "intend," "may," "will," "should," "can," or "anticipates," or the negative thereof, or variations thereon, or comparable terminology, or by discussions of strategy. These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results to be materially different from any future results expressed or implied by these statements. Important factors that may cause our results to differ from these forward-looking statements include, but are not limited to: (i) changes in or new government regulations or increased enforcement of the same; (ii) unavailability of desirable acquisitions, inability to complete them or inability to integrate them; (iii) increased costs, including from increased raw material or energy prices; (iv) changes in general worldwide economic or political conditions; (v) adverse publicity or negative consumer perception regarding nutritional supplements; (vi) issues with obtaining raw materials of adequate quality or quantity; (vii) litigation and claims, including product liability, intellectual property and other types; (viii) disruptions from or following acquisitions including the loss of customers; (ix) increased competition; (x) slow or negative growth in the nutritional supplement industry or the healthy foods channel; (xi) the loss of key personnel or the inability to manage our operations efficiently; (xii) problems with information management systems, manufacturing efficiencies and operations; (xiii) insurance coverage issues; (xiv) the volatility of the stock market generally and of our stock specifically; (xv) increases in the cost of borrowings or unavailability of additional debt or equity capital, or both, or fluctuations in foreign currencies; and (xvi) interruption of business or negative impact on sales and earnings due to acts of God, acts of war, terrorism, bio-terrorism, civil unrest and other factors outside of our control.

        We undertake no obligation to update or revise publicly any forward-looking statements to reflect new information, events or circumstances occurring after the date of this Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        At our election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a Base Rate plus a variable margin. Base Rate is the higher of: (i) the Prime Lending Rate, (ii) the Federal Funds Rate plus 0.5% or (iii) the one-month Eurodollar Rate multiplied by the Statutory Reserve Rate plus 1.0%. At March 31, 2015, the applicable weighted-average interest rate for borrowings was 1.77% and we had total borrowings outstanding of $38.0 million. A hypothetical 100 basis point change in interest rates would not have had a material impact on our reported net income or cash flows for the six months ended March 31, 2015 and 2014.

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

        As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based on the foregoing, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2015.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        We did not sell any unregistered equity securities during the quarterly period ended March 31, 2015.

        Prior to fiscal 2015, our Board of Directors approved a share purchase program authorizing us to buy up to 4,500,000 shares of our common stock. As of March 31, 2015, there were 614,999 shares available for purchase under this program. The shares available for purchase under this program have no expiration date. Purchases under this program during the three months ended March 31, 2015 occurred in January, February and March as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1 - 31, 2015	23,166	$19.62	23,166
February 1 - 28, 2015	13,297	19.78	13,297
March 1 - 31, 2015	32,000	17.51	32,000

	68,463	18.67	68,463	614,999

Item 6.    Exhibits

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)
Filed herewith.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEUTICAL INTERNATIONAL CORPORATION (Registrant)
Date: April 30, 2015	By:	/s/ CORY J. MCQUEEN Cory J. McQueen Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)