Form 10-Q
period 2015-06-30
NUTRACEUTICAL INTERNATIONAL CORP
filed 2015-07-30
CIK 1050007

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the Quarterly Period Ended June 30, 2015

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

        At July 27, 2015, the registrant had 9,532,469 shares of common stock outstanding.

NUTRACEUTICAL INTERNATIONAL CORPORATION

INDEX

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	June 30, 2015	September 30, 2014(1)
ASSETS
Current assets:
Cash	$4,902	$6,232
Accounts receivable, net	14,186	15,118
Inventories	59,318	57,914
Prepaid expenses and other current assets	2,774	3,364
Deferred income taxes	1,245	1,222

Total current assets	82,425	83,850
Property, plant and equipment, net	78,350	79,244
Goodwill	24,384	23,622
Intangible assets, net	20,108	21,965
Other non-current assets	1,692	1,203
Deferred income taxes, net	3,946	4,894

Total assets	$210,905	$214,778

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,218	$14,874
Accrued expenses	5,852	6,835

Total current liabilities	20,070	21,709
Long-term debt	32,000	43,000
Other non-current liabilities	171	456

Total liabilities	52,241	65,165

Stockholders' equity:
Common stock	96	97
Additional paid-in capital	8,488	11,112
Retained earnings	150,244	138,347
Accumulated other comprehensive income	(139)	79
Treasury stock	(25)	(22)

Total stockholders' equity	158,664	149,613

Total liabilities and stockholders' equity	$210,905	$214,778

(1)
The condensed consolidated balance sheet as of September 30, 2014 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
Net sales	$54,382	$55,625	$162,830	$162,034
Cost of sales	27,955	28,473	83,293	81,660

Gross profit	26,427	27,152	79,537	80,374
Operating expenses
Selling, general and administrative	19,061	19,762	58,404	57,625
Amortization of intangible assets	729	704	2,189	1,940

Income from operations	6,637	6,686	18,944	20,809
Interest and other expense, net	257	356	827	1,024

Income before provision for income taxes	6,380	6,330	18,117	19,785
Provision for income taxes	1,930	2,333	6,220	7,329

Net income	$4,450	$3,997	$11,897	$12,456
Other comprehensive income (loss)
Foreign currency translation adjustment, net of tax	112	1	(218)	49

Comprehensive income	$4,562	$3,998	$11,679	$12,505

Net income per common share
Basic	$0.47	$0.41	$1.24	$1.27
Diluted	0.47	0.41	1.24	1.27
Weighted average common shares outstanding
Basic	9,561,008	9,798,393	9,612,171	9,826,516
Dilutive effect of stock options	2,991	8,400	4,920	9,150

Diluted	9,563,999	9,806,793	9,617,091	9,835,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Nine months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$11,897	$12,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,702	8,357
Amortization of deferred financing fees	99	138
Losses on disposals of property, plant and equipment	9	2
Tax benefit from stock option exercises	(55)	(51)
Deferred income taxes, net	925	289
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	964	(377)
Inventories	(1,340)	(4,601)
Prepaid expenses and other current assets	605	(484)
Other non-current assets	(107)	(114)
Accounts payable	(761)	(197)
Accrued expenses	(774)	705
Other non-current liabilities	19	2

Net cash provided by operating activities	21,183	16,125

Cash flows from investing activities:
Acquisitions of businesses	(1,266)	(16,211)
Purchases of property, plant and equipment	(6,523)	(8,577)

Net cash used in investing activities	(7,789)	(24,788)

Cash flows from financing activities:
Proceeds from debt	2,500	19,500
Payments on debt	(13,500)	(10,500)
Payments of deferred financing fees	(420)	—
Proceeds from issuances of common stock	432	193
Purchases of common stock for treasury	(3,618)	(3,798)
Tax benefit from stock option exercises	55	51

Net cash provided by (used in) financing activities	(14,551)	5,446

Effect of exchange rate changes on cash	(173)	33

Net decrease in cash	(1,330)	(3,184)
Cash at beginning of period	6,232	8,235

Cash at end of period	$4,902	$5,051

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

        The Company owns neighborhood natural food markets, which operate under the trade names The Real Food Company™, Thom's Natural Foods™, Cornucopia Community Market™ and Granola's™. The Company also owns health food stores, which operate under various trade names, including Fresh Vitamins™ and Peachtree Natural Foods®.

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring adjustments, to state fairly the consolidated financial position of the Company as of June 30, 2015, the results of its operations for the three and nine months ended June 30, 2015 and 2014 and its cash flows for the nine months ended June 30, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information applied on a consistent basis. Results for the three and nine months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full fiscal year.

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

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

1. BASIS OF PRESENTATION (Continued)

New Accounting Standards

        In May 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance, which is included in Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers." This guidance provides a single, comprehensive revenue recognition model for all contracts with customers and requires that a company recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In July 2015, the FASB delayed the effective date of this guidance by one year. As a result, this guidance is effective for the Company as of October 1, 2018 and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact this standard may have on its consolidated financial statements.

        The Company periodically reviews new accounting standards that are issued. Although some of these accounting standards may be applicable to the Company, the Company has not identified any other new standards that it believes merit further discussion, and the Company expects that none would have a significant impact on its consolidated financial statements.

2. ACCOUNTS RECEIVABLE

        Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	June 30, 2015	September 30, 2014
Accounts receivable	$15,259	$16,352
Less allowances	(1,073)	(1,234)

	$14,186	$15,118

3. INVENTORIES

        Inventories were comprised of the following:

	June 30, 2015	September 30, 2014
Raw materials	$22,485	$20,559
Work-in-process	8,668	6,909
Finished goods	28,165	30,446

	$59,318	$57,914

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

4. ACQUISITIONS

        During the nine months ended June 30, 2015, the Company made two acquisitions of businesses. On November 18, 2014, the Company acquired certain operating assets of Agape Health Products. On June 4, 2015, the Company acquired certain operating assets of ProClay, LLC. The aggregate purchase price of these acquisitions was $1,266 in cash.

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

        The Condensed Consolidated Statements of Comprehensive Income and the Condensed Consolidated Statements of Cash Flows presented herein include the activities of these acquired businesses from their respective dates of acquisition. The expected long-term sales and expense synergies of acquired businesses generally are not realized immediately following acquisition, as certain transition and integration matters must be completed.

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

	Fiscal 2015 Acquisitions	Fiscal 2014 Acquisitions
Aggregate assets acquired:
Current assets	$111	$2,733
Goodwill	762	7,675
Intangible assets	393	5,803

	$1,266	$16,211

        The fiscal 2015 and fiscal 2014 acquired intangible assets totaling $393 and $5,803, respectively, related to trademarks, tradenames and customer relationships, and are being amortized over periods of two to twelve years for financial statement purposes. The fiscal 2015 and fiscal 2014 acquired intangible assets are expected to be deductible for tax purposes over fifteen years. Goodwill, which is not subject to amortization for financial statement purposes, of $762 for fiscal 2015 and $7,675 for fiscal 2014, is expected to be deductible for tax purposes over fifteen years.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

5. GOODWILL AND INTANGIBLE ASSETS

        The change in the carrying amount of goodwill from September 30, 2014 to June 30, 2015 was as follows:

	Goodwill	Accumulated Impairment	Net
Balance as of October 1, 2014	$64,016	$(40,394)	$23,622
Goodwill attributable to fiscal 2015 acquisition	762	—	762

Balance as of June 30, 2015	64,778	(40,394)	24,384

        The carrying amounts of intangible assets at June 30, 2015 and September 30, 2014 were as follows:

	June 30, 2015			September 30, 2014
	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Weighted- Average Amortization Period (Years)
Intangible assets subject to amortization:
Trademarks/tradenames/patents	$5,530	$(1,842)	$3,688	$5,418	$(1,480)	$3,938	11
Customer relationships/distribution rights/ non-compete agreements	16,837	(9,217)	7,620	16,517	(7,390)	9,127	7
Developed software and technology	772	(772)	—	772	(772)	—	5

	23,139	(11,831)	11,308	22,707	(9,642)	13,065
Intangible assets not subject to amortization:
Trademarks/tradenames/licenses	8,800	—	8,800	8,900	—	8,900

	$31,939	$(11,831)	$20,108	$31,607	$(9,642)	$21,965

(1)
Amounts include the impact of foreign currency translation adjustments.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

5. GOODWILL AND INTANGIBLE ASSETS (Continued)

        Estimated future amortization expense related to the June 30, 2015 net carrying amount of $11,308 for intangible assets subject to amortization is as follows:

Year Ending September 30,	Estimated Amortization Expense
2015(1)	$679
2016	2,227
2017	1,852
2018	1,662
2019	1,235
Thereafter	3,653

$11,308

(1)
Estimated amortization expense for the year ending September 30, 2015 includes only amortization to be recorded after June 30, 2015.

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

6. DEBT

        Debt was comprised of the following:

	June 30, 2015	September 30, 2014
Long-term debt—revolving credit facility	$32,000	$43,000

        The carrying value of the Company's debt approximates fair value at June 30, 2015 and September 30, 2014. Estimated fair values for debt have been determined based on borrowing rates currently available to the Company for bank loans with similar terms and maturities and are classified as Level 2 (significant observable inputs other than quoted prices) in the FASB's fair value hierarchy.

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

        At June 30, 2015, the Company had outstanding revolving credit borrowings of $32,000 under the Credit Agreement. Borrowings under the Credit Agreement are collateralized by substantially all assets of the Company. At the Company's election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a Base Rate plus a variable margin. Base Rate is the higher of: (i) the Prime Lending Rate, (ii) the Federal Funds Rate plus 0.5% or (iii) the one-month Eurodollar Rate multiplied by the Statutory Reserve Rate plus 1.0% (capitalized terms are defined in the Credit Agreement, a copy of which was filed with the Securities and Exchange Commission on November 5, 2014). At June 30, 2015, the applicable weighted-average interest rate for outstanding borrowings was 1.78%. The Company is also required to pay a variable quarterly fee on the unused balance under the Credit Agreement. At June 30, 2015, the applicable rate was 0.25%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on Base Rate borrowings is payable quarterly. The Credit Agreement matures on November 4, 2019, and the Company is required to repay all principal and interest outstanding under the Credit Agreement on such date.

        The Credit Agreement contains restrictive covenants, including limitations on incurring other indebtedness and requirements that the Company maintain certain financial ratios. As of June 30, 2015, the Company was in compliance with the restrictive covenants. Upon the occurrence of a default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring the Company to repay all amounts outstanding under the Credit Agreement.

7. SHARE PURCHASES

        During the three and nine months ended June 30, 2015, the Company purchased 63,276 and 180,301 shares of common stock for an aggregate price of $1,266 and $3,618, respectively. During the three and nine months ended June 30, 2014, the Company purchased 99,541 and 156,661 shares of common stock for an aggregate price of $2,368 and $3,798, respectively. All of these shares of common stock held in treasury were retired prior to June 30 in the respective quarter of purchase, except at June 30, 2015 and 2014, the Company held 1,000 and 9,673 shares of common stock in treasury, respectively. As of June 30, 2015, the Company was permitted to purchase up to 551,723 additional shares under its approved purchase plan, with no expiration date or restrictions. The Company accounts for treasury shares using the cost method.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

8. STOCK OPTIONS AND OTHER EQUITY AWARDS

        The following table summarizes stock option activity during the nine months ended June 30, 2015:

	Number of Options	Weighted-Average Exercise Price
Options outstanding and exercisable at September 30, 2014	32,500	$14.22
Exercised	(25,000)	14.22

Options outstanding and exercisable at June 30, 2015	7,500	14.22

        All stock options outstanding at June 30, 2015 expire on September 30, 2015.

        No options to purchase shares of common stock for the three and nine months ended June 30, 2015 and 2014 were excluded from the computation of diluted earnings per share because none of the stock options were anti-dilutive.

        During the nine months ended June 30, 2015, the Company received proceeds of $356 related to the exercise of stock options. During this same period, the Company recorded a tax benefit of $55 and optionees realized an aggregate pre-tax gain of $141 from these stock option exercises. During the nine months ended June 30, 2014, the Company received proceeds of $115 related to the exercise of stock options. During this same period, the Company recorded a tax benefit of $51 and optionees realized an aggregate pre-tax gain of $133 from these stock option exercises.

        On January 28, 2013, stockholders approved the Nutraceutical International Corporation 2013 Long-Term Equity Incentive Plan (the "2013 Plan") and the reservation of 800,000 shares of the Company's common stock for issuance under the 2013 Plan. Equity awards available under the 2013 Plan include stock options, stock appreciation rights and stock awards. In conjunction with the Company's fiscal 2014 and fiscal 2013 incentive compensation (bonus) payments, 24,827 and 31,788 shares of the Company's common stock were issued, respectively. These non-cash stock awards were granted on December 11, 2014 and December 11, 2013 at an aggregate fair value of $504 and $775, respectively, with fair value being determined by the closing price of the Company's common stock on the grant date. These stock awards were registered, unrestricted and fully vested on the grant date. As of June 30, 2015, 743,385 shares of the Company's common stock were available for issuance under the 2013 Plan.

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

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

9. SEGMENTS (Continued)

        Net sales attributed to customers in the United States and foreign countries for the three and nine months ended June 30, 2015 and 2014 were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
United States	$47,671	$47,804	$143,203	$140,089
Foreign countries	6,711	7,821	19,627	21,945

	$54,382	$55,625	$162,830	$162,034

        Certain net sales attributed to customers in the United States are sold to customers who in turn may sell such products to customers in foreign countries, while certain net sales attributed to customers in foreign countries are sold to customers who in turn may sell such products to customers in the United States.

        The Company's net sales by product group for the three and nine months ended June 30, 2015 and 2014 were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
Branded nutritional supplements and other natural products	$49,258	$50,161	$147,018	$146,636
Other(1)	5,124	5,464	15,812	15,398

	$54,382	$55,625	$162,830	$162,034

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

        We own neighborhood natural food markets, which operate under the trade names The Real Food Company™, Thom's Natural Foods™, Cornucopia Community Market™ and Granola's™. We also own health food stores, which operate under various trade names, including Fresh Vitamins™ and Peachtree Natural Foods®.

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

New Accounting Standards

        See Note 1 to the Condensed Consolidated Financial Statements for information regarding new accounting standards.

Results of Operations

        The following table sets forth certain Consolidated Statements of Comprehensive Income data as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	51.4%	51.2%	51.2%	50.4%

Gross profit	48.6%	48.8%	48.8%	49.6%
Selling, general and administrative	35.1%	35.5%	35.9%	35.6%
Amortization of intangible assets	1.3%	1.3%	1.3%	1.2%

Income from operations	12.2%	12.0%	11.6%	12.8%
Interest and other expense, net	0.4%	0.6%	0.5%	0.6%

Income before provision for income taxes	11.8%	11.4%	11.1%	12.2%
Provision for income taxes	3.6%	4.2%	3.8%	4.5%

Net income	8.2%	7.2%	7.3%	7.7%

Adjusted EBITDA(1)	18.1%	17.3%	17.6%	18.0%

(1)
See "—Adjusted EBITDA."

Comparison of the Three Months Ended June 30, 2015 to the Three Months Ended June 30, 2014

        Net Sales.    Net sales decreased by $1.2 million, or 2.2%, to $54.4 million for the three months ended June 30, 2015 (the "third quarter of fiscal 2015") from $55.6 million for the three months ended June 30, 2014 (the "third quarter of fiscal 2014"). Net sales of branded nutritional supplements and other natural products decreased by $0.8 million, or 1.8%, to $49.3 million for the third quarter of fiscal 2015, compared to $50.1 million for the third quarter of fiscal 2014. The decrease in net sales of branded nutritional supplements and other natural products was primarily related to a decrease in sales volume of branded products to certain customers, partially offset by price increases of $1.9 million and, to a lesser extent, the net sales contributions of the fiscal 2014 and fiscal 2015 acquisitions. Other net sales were $5.1 million for the third quarter of fiscal 2015 and $5.5 million for the third quarter of fiscal 2014.

        Gross Profit.    Gross profit decreased by $0.8 million, or 2.7%, to $26.4 million for the third quarter of fiscal 2015 from $27.2 million for the third quarter of fiscal 2014. This decrease in gross profit was primarily related to the decrease in net sales. As a percentage of net sales, gross profit was 48.6% for the third quarter of fiscal 2015 and 48.8% for the third quarter of fiscal 2014.

        Selling, General and Administrative.    Selling, general and administrative expenses decreased by $0.7 million, or 3.5%, to $19.1 million for the third quarter of fiscal 2015 from $19.8 million for the third quarter of fiscal 2014. As a percentage of net sales, selling, general and administrative expenses decreased to 35.1% for the third quarter of fiscal 2015 from 35.5% for the third quarter of fiscal 2014. This decrease in selling, general and administrative expenses was primarily attributable to year-over-year cost improvements in many selling, general and administrative expense areas.

        Amortization of Intangible Assets.    Amortization of intangible assets was $0.7 million for both the third quarter of fiscal 2015 and the third quarter of fiscal 2014. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

        Interest and Other Expense, Net.    Net interest and other expense was $0.3 million for the third quarter of fiscal 2015 and $0.4 million for the third quarter of fiscal 2014 and primarily consisted of interest expense on indebtedness under our revolving credit facility.

        Provision for Income Taxes.    Our effective tax rate was 30.3% for the third quarter of fiscal 2015 and 36.9% for the third quarter of fiscal 2014. The decrease in the effective tax rate was primarily related to a decrease in the valuation allowance for foreign tax credits of $0.3 million.

Comparison of the Nine Months Ended June 30, 2015 to the Nine Months Ended June 30, 2014

        Net Sales.    Net sales increased by $0.8 million, or 0.5%, to $162.8 million for the nine months ended June 30, 2015 from $162.0 million for the nine months ended June 30, 2014. Net sales of branded nutritional supplements and other natural products increased by $0.4 million, or 0.3%, to $147.0 million for the nine months ended June 30, 2015 from $146.6 million for the nine months ended June 30, 2014. The increase in net sales of branded nutritional supplements and other natural products was primarily related to the net sales contributions of the fiscal 2014 and fiscal 2015 acquisitions and price increases of $2.7 million, partially offset by a decrease in sales volume of branded products to certain customers. Other net sales were $15.8 million for the nine months ended June 30, 2015 and $15.4 million for the nine months ended June 30, 2014.

        Gross Profit.    Gross profit decreased by $0.9 million, or 1.0%, to $79.5 million for the nine months ended June 30, 2015 from $80.4 million for the nine months ended June 30, 2014. As a percentage of net sales, gross profit decreased to 48.8% for the nine months ended June 30, 2015 from 49.6% for the nine months ended June 30, 2014. This decrease in gross profit was primarily related to an increase in manufacturing overhead costs, partially offset by the increase in net sales.

        Selling, General and Administrative.    Selling, general and administrative expenses increased by $0.8 million, or 1.4%, to $58.4 million for the nine months ended June 30, 2015 from $57.6 million for the nine months ended June 30, 2014. As a percentage of net sales, selling, general and administrative expenses increased to 35.9% for the nine months ended June 30, 2015, compared to 35.6% for the nine months ended June 30, 2014. This increase in selling, general and administrative expenses was primarily attributable to operational and transition costs related to the fiscal 2014 acquisitions, partially offset by year-over-year cost improvements in many selling, general and administrative expense areas.

        Amortization of Intangible Assets.    Amortization of intangible assets was $2.2 million for the nine months ended June 30, 2015 and $1.9 million for the nine months ended June 30, 2014. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

        Interest and Other Expense, Net.    Net interest and other expense was $0.8 million for the nine months ended June 30, 2015 and $1.0 million for the nine months ended June 30, 2014 and primarily consisted of interest expense on indebtedness under our revolving credit facility.

        Provision for Income Taxes.    Our effective tax rate was 34.3% for the nine months ended June 30, 2015 and 37.0% for the nine months ended June 30, 2014. The decrease in the effective tax rate was primarily related to a decrease in the valuation allowance for foreign tax credits of $0.3 million.

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

        The following table sets forth a reconciliation of net income to Adjusted EBITDA for each period included herein:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Net income	$4,450	$3,997	$11,897	$12,456
Provision for income taxes	1,930	2,333	6,220	7,329
Interest and other expense, net(1)	257	356	827	1,024
Depreciation and amortization	3,195	2,942	9,702	8,357

Adjusted EBITDA	$9,832	$9,628	$28,646	$29,166

(1)
Includes amortization of deferred financing fees.

        Our Adjusted EBITDA increased to $9.8 million for the third quarter of fiscal 2015 from $9.6 million for the third quarter of fiscal 2014. Adjusted EBITDA as a percentage of net sales increased to 18.1% for the third quarter of fiscal 2015 from 17.3% for the third quarter of fiscal 2014.

        Our Adjusted EBITDA decreased to $28.6 million for the nine months ended June 30, 2015 from $29.2 million for the nine months ended June 30, 2014. Adjusted EBITDA as a percentage of net sales decreased to 17.6% for the nine months ended June 30, 2015 from 18.0% for the nine months ended June 30, 2014.

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

Liquidity and Capital Resources

        We had working capital of $62.4 million as of June 30, 2015, compared to $62.1 million as of September 30, 2014. The increase in working capital was primarily the result of an increase in inventories and a decrease in accrued expenses, partially offset by a decrease in cash.

        Net cash provided by operating activities for the nine months ended June 30, 2015 was $21.2 million, compared to $16.1 million for the comparable period in fiscal 2014. This increase in net cash provided by operating activities for the nine months ended June 30, 2015 was primarily attributable to changes in operating assets and liabilities.

        Net cash used in investing activities was $7.8 million for the nine months ended June 30, 2015, compared to $24.8 million for the comparable period in fiscal 2014. Our investing activities consisted of acquisitions of businesses and capital expenditures. The capital expenditures primarily related to buildings, building improvements, distribution and manufacturing equipment and information systems.

        During the nine months ended June 30, 2015, we made two acquisitions of businesses. On November 18, 2014, we acquired certain operating assets of Agape Health Products. On June 4, 2015, we acquired certain operating assets of ProClay, LLC. The aggregate purchase price of these acquisitions was $1.3 million in cash.

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

        Net cash used in financing activities was $14.6 million for the nine months ended June 30, 2015 and net cash provided by financing activities was $5.4 million for the comparable period in fiscal 2014. During these periods, financing activities primarily related to borrowings and repayments under our revolving credit facility, payments of deferred financing fees, purchases of common stock for treasury and proceeds from the issuance of common stock related to stock option exercises and the direct stock purchase plan.

        In October 2007, we registered a direct stock purchase plan with the Securities and Exchange Commission. The purpose of this direct stock purchase plan is to provide a convenient way for existing stockholders, as well as new investors, to purchase shares of our common stock. A total of 1,500,000 shares of our common stock were registered under the plan, with 3,745 shares purchased during the nine months ended June 30, 2015. As of June 30, 2015, there were 1,377,990 shares of common stock available for purchase.

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

        At June 30, 2015, we had outstanding revolving credit borrowings of $32.0 million under the Credit Agreement. Borrowings under the Credit Agreement are collateralized by substantially all of our assets. At our election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a Base Rate plus a variable margin. Base Rate is the higher of: (i) the Prime Lending Rate, (ii) the Federal Funds Rate plus 0.5% or (iii) the one-month Eurodollar Rate multiplied by the Statutory Reserve Rate plus 1.0% (capitalized terms are defined in the Credit Agreement, a copy of which was filed with the Securities and Exchange Commission on November 5, 2014). At June 30, 2015, the applicable weighted-average interest rate for outstanding borrowings was 1.78%. We are also required to pay a quarterly fee on the unused balance under the Credit Agreement. At June 30, 2015, the applicable rate was 0.25%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The Credit Agreement matures on November 4, 2019, and we are required to repay all principal and interest outstanding under the Credit Agreement on such date.

        The Credit Agreement contains restrictive covenants, including limitations on incurring certain other indebtedness and requirements that we maintain certain financial ratios. As of June 30, 2015, we were in compliance with the restrictive covenants. Upon the occurrence of a default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring us to repay all amounts outstanding under the Credit Agreement.

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

Contractual Obligations and Other Commitments

        Our significant non-cancelable contractual obligations and other commitments as of June 30, 2015 were as follows:

	Payments Due By Period
Contractual Obligations and Other Commitments	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(dollars in thousands)
Revolving credit facility	$32,000	$—	$—	$32,000	$—
Interest on revolving credit facility(a)	3,349	770	1,539	1,040	—
Operating leases	6,534	3,780	2,509	245	—

Total	$41,883	$4,550	$4,048	$33,285	$—

(a)
Represents estimated interest obligations associated with our outstanding revolving credit facility balance of $32.0 million at June 30, 2015, assuming no principal payments are made before maturity, a weighted-average interest rate of 1.78% and an underutilization fee rate of 0.25%.

Off-Balance Sheet Arrangements

        Our operating lease commitments are disclosed in the Contractual Obligations and Other Commitments table above. As of June 30, 2015, we had no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material effect on our consolidated financial statements.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        At our election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a Base Rate plus a variable margin. Base Rate is the higher of: (i) the Prime Lending Rate, (ii) the Federal Funds Rate plus 0.5% or (iii) the one-month Eurodollar Rate multiplied by the Statutory Reserve Rate plus 1.0%. At June 30, 2015, the applicable weighted-average interest rate for borrowings was 1.78% and we had total borrowings outstanding of $32.0 million. A hypothetical 100 basis point change in interest rates would not have had a material impact on our reported net income or cash flows for the nine months ended June 30, 2015 and 2014.

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

        As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on the foregoing, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2015.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        We did not sell any unregistered equity securities during the quarterly period ended June 30, 2015.

        Prior to fiscal 2015, our Board of Directors approved a share purchase program authorizing us to buy up to 4,500,000 shares of our common stock. As of June 30, 2015, there were 551,723 shares available for purchase under this program. The shares available for purchase under this program have no expiration date. Purchases under this program during the three months ended June 30, 2015 occurred in April, May and June as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1 - 30, 2015	40,302	$19.83	40,302
May 1 - 31, 2015	21,874	20.09	21,874
June 1 - 30, 2015	1,100	24.74	1,100

	63,276	20.00	63,276	551,723

Item 6.    Exhibits

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)
Filed herewith.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEUTICAL INTERNATIONAL CORPORATION (Registrant)
Date: July 30, 2015	By:	/s/ CORY J. MCQUEEN Cory J. McQueen Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)