Form 10-K
period 2015-09-30
NUTRACEUTICAL INTERNATIONAL CORP
filed 2015-11-19
CIK 1050007

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the Fiscal Year Ended September 30, 2015
or
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

          The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 31, 2015 at a closing sale price of $19.70 as reported by the NASDAQ Stock Market was approximately $165.2 million. Shares of common stock held by each officer and director and by each person who owns or may be deemed to own 10% or more of the outstanding common stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of November 17, 2015, the Registrant had 9,454,257 shares of common stock outstanding.

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

Special Note Regarding Forward-Looking Statements

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business. These forward-looking statements can be identified by the use of terms such as "believe," "expects," "plan," "intend," "may," "will," "should," "can" or "anticipates," or the negative thereof, or variations thereon, or comparable terminology, or by discussions of strategy. Important factors that may cause our results to differ from these forward-looking statements include, but are not limited to:

  •
  changes in or new government regulations or increased enforcement of the same including adverse determinations by regulators,

  •
  unavailability of desirable acquisitions, inability to complete them or inability to integrate them,

  •
  increased costs, including from increased raw material or energy prices,

  •
  changes in general worldwide economic or political conditions,

  •
  adverse publicity or negative consumer perception regarding nutritional supplements,

  •
  issues with obtaining raw materials of adequate quality or quantity,

  •
  litigation and claims, including product liability, intellectual property and other types,

  •
  disruptions from or following acquisitions, including the loss of customers,

  •
  increased competition,

  •
  slow or negative growth in the nutritional supplement industry or the healthy foods channel,

  •
  the loss of key personnel or the inability to manage our operations efficiently,

  •
  problems with information management systems, manufacturing efficiencies and operations, including system interruptions and security/cybersecurity breaches,

  •
  insurance coverage issues,

  •
  the volatility of the stock market generally and of our stock specifically,

  •
  increases in the cost of borrowings or unavailability of additional debt or equity capital, or both, or fluctuations in foreign currencies,

  •
  interruption of business or negative impact on sales and earnings due to acts of God, acts of war, terrorism, bio-terrorism, civil unrest and other factors outside of our control, and

  •
  other factors disclosed in this Report.

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

NUTRACEUTICAL INTERNATIONAL CORPORATION
ANNUAL REPORT ON FORM 10-K
For The Fiscal Year Ended September 30, 2015

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

        We manufacture and/or distribute one of the broadest branded product lines in the industry, with approximately 7,500 individual stock keeping units ("SKUs"), including approximately 750 SKUs exclusively sold internationally. We believe that, as a result of our emphasis on innovation, quality, loyalty, education and customer service, our brands are widely recognized in health and natural food stores and among their customers.

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

        We believe we are among the largest suppliers of nutritional supplements to the Healthy Foods Channel that develop, manufacture, market and directly distribute a majority of their own products. We manufactured approximately 75% of our branded products in fiscal 2015 and believe that the quality of our products is among the highest in the industry. We market our branded products through one of the industry's largest sales forces dedicated to the Healthy Foods Channel. We seek to be a market leader in the development of new and innovative products, introducing approximately 175 new SKUs in fiscal 2015. We believe that we benefit from greater customer and product diversification than most of our larger competitors.

        We believe that consumers seeking high quality products are also purchasing them through other channels, such as products available through health care practitioners and direct to consumer channels and we continue to seek opportunities through acquisitions to explore reaching our target consumers through these and additional channels.

Industry

        According to Nutrition Business Journal, the retail natural products market (the "Natural Products Market") is comprised of the following submarkets: (i) personal care, (ii) natural and organic foods, (iii) functional foods, and (iv) vitamins, minerals and supplements. Historically, our primary focus has been on vitamins, minerals and supplements (the "VMS Market"), but recently we have increased our effort in other areas within the Natural Products Market.

Products

        We primarily manufacture and market nutritional supplements and also sell certain other natural products. As of September 30, 2015, we sold approximately 7,500 SKUs, including approximately 750 SKUs exclusively sold internationally, under more than 60 different brands. Our products include: (i) vitamins and minerals, (ii) herbs, (iii) specialty formulas, (iv) personal care products, (v) homeopathics, (vi) functional foods and (vii) other products. To accommodate consumer preferences, our products come in various formulations and delivery forms, including capsules, tablets, softgels, chewables, liquids, creams, sprays, powders and whole herbs.

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

Research and Development; Quality Control

        We have a commitment to research and development and to introducing innovative products to correspond with consumer trends and scientific research. We believe that product quality and innovation are fundamental to our long-term growth and success. Through our research and development efforts, we seek to (i) test the safety, purity and potency of products, (ii) develop more effective and efficient means of producing ingredients for use in products, (iii) develop testing methods for ensuring and verifying the consistency of the dosage of ingredients included in our products, (iv) develop new, more effective product delivery forms and (v) develop new products either by combining existing ingredients used in nutritional supplements or identifying new ingredients that can be used in nutritional supplements. Our efforts are designed to lead not only to the development of new and improved products, but also to ensure effective manufacturing quality control measures. For the years ended September 30, 2015, 2014 and 2013, we incurred $3.6 million, $3.8 million and $3.4 million, respectively, in research and development expenses.

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

        Au Naturel, Inc., a subsidiary of Nutraceutical, was formed in fiscal 1995 for the purpose of marketing and/or selling our branded products internationally. During fiscal 2015, Au Naturel marketed products to distributors and other customers in approximately 70 countries. Au Naturel markets domestic branded products as well as custom-labeled versions of its domestic branded products internationally; however, many of its products must be modified to meet the specific labeling or formulation requirements of the relevant foreign country. In most foreign markets, Au Naturel sells to local distributors. However, in certain foreign markets (including the United Kingdom, the Netherlands, Norway, Sweden and Canada), Au Naturel markets and sells its products directly to retailers.

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

        We manufactured approximately 75% of our branded products in fiscal 2015, based on net sales. By manufacturing the majority of our own products, we believe that we maintain better control over product quality and availability while also reducing production costs. Our manufacturing operations are performed primarily in our facilities located in the greater Ogden, Utah area, although we also have a cream manufacturing operation in Phoenix, Arizona, a liquid manufacturing operation in Tulsa, Oklahoma and personal care manufacturing operations in Bowling Green and Pompano Beach, Florida and Sebastopol, California. We have a working relationship with numerous outside manufacturers, including softgel manufacturers and packagers and utilize these outside sources from time to time. Manufacturing backlogs, to the extent they may exist from time to time, do not have a material impact on delivery time to the customer. We have organized our manufacturing operations under various subsidiary companies.

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

Materials and Suppliers

        We employ a purchasing staff that works with marketing, product development, formulations and quality control personnel to source raw materials for products as well as other items purchased by us. Raw materials are sourced principally from the United States, Europe and China. Raw materials used by us are available from a variety of suppliers and no one supplier accounted for more than 6% of our total raw material purchases in fiscal 2015. We seek to mitigate the risk of a shortage of raw materials through our relationships with our principal suppliers, including identification of alternative suppliers for the same, or similar, raw materials where available. We also manufacture bulk branded products to allow more extensive vertical integration and to improve the quality and consistency of raw materials.

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

        The Dietary Supplement Health and Education Act ("DSHEA") was enacted in 1994, amending the FDCA. Among other things, DSHEA prevents the FDA from regulating dietary ingredients in dietary supplements as "food additives" and allows the use of statements of nutritional support on product labels and in labeling. DSHEA establishes a statutory class of "dietary supplements," which includes vitamins, minerals, herbs, amino acids and other dietary ingredients for human use to supplement the diet. Dietary ingredients marketed in the United States before October 15, 1994 may be marketed without the submission of a "new dietary ingredient" ("NDI") premarket notification to the FDA. Dietary ingredients not marketed in the United States before October 15, 1994 may require the submission, at least 75 days before marketing, of an NDI notification containing information establishing that the ingredient is reasonably expected to be safe for its intended use. The FDA has issued final regulations under DSHEA and has issued draft guidance on NDI notification requirements. Although the draft NDI guidance has not been finalized, FDA has recently acted more aggressively to remove ingredients from the market that FDA views as unlawful dietary ingredients, and this trend, if it continues, may limit the dietary supplement market. Further guidance and regulations are expected.

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

        The Food and Drug Administration Amendments Act of 2007 amended the FDCA to prohibit, with certain exceptions, the marketing of foods to which a drug or biological product has been added. The meaning of this provision remains unclear. Although the FDA has requested comments on the interpretation of this provision, it has not taken any further actions. This provision could have an impact on the marketing of some of our products.

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

        One of the FSMA's more significant changes is the requirement of preventive controls for food facilities required to register with the FDA, except dietary supplement facilities in compliance with both GMPs and the serious adverse event reporting requirements. Although dietary supplement facilities are exempt from the preventative controls requirements, dietary ingredient facilities do not qualify for the exemption. FDA issued a final rule regarding the preventative controls and good manufacturing practice regulations on September 17, 2015. The rules require that facilities develop and implement preventive controls (including supplier controls) to assure that identified hazards are significantly minimized or prevented, monitor the effectiveness of the preventive controls, and maintain numerous records related to those controls. With some exceptions, the compliance date for our company is September 19, 2016. The preventative controls requirements may increase the costs of dietary ingredients and affect our ability to obtain dietary ingredients. An additional significant change related to FSMA is the requirement that importers implement a foreign supplier verification program ("FSVP"). FDA's proposed FSVP regulations, issued in July 2013 and supplemented in September 2014, would require importers to implement supplier verification activities to ensure that the foods they import meet domestic standards, with a partial exemption that might or might not apply to certain importers of dietary ingredients. When implemented, the FSVP requirements may affect the cost and the availability of dietary supplements and dietary ingredients.

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

        We market various OTC homeopathic drug products. Homeopathic drugs have a unique status under the FDCA because, unlike other drugs, FDA does not evaluate homeopathic drugs for safety or efficacy prior to marketing. Instead, homeopathic drugs must meet the standards of strength, quality, and purity set forth in the Homeopathic Pharmacopeia of the United States ("HPUS"). FDA has established a policy addressing the lawful sale of homeopathic drugs under the FDC Act. See Compliance Policy Guide ("CPG") 7132.15, "Conditions Under Which Homeopathic Drugs May Be Marketed," CPG Manual § 400.400 (revised March 1995). Under this compliance policy, FDA generally exempts a homeopathic drug from regulation as a new drug if: the active ingredient is the subject of a HPUS monograph; the product does not include non-homeopathic active ingredients; the product is homeopathically prepared; the claims (indications) are consistent with homeopathic usage for the active ingredient(s) in the product, as described in a recognized "material medica" and the OTC homeopathic drug product is intended solely for self-limiting diseases amenable to self-diagnosis and treatment by consumers. CPG 7132.15. In 2015, homeopathic products received increased regulatory scrutiny. In March 2015, FDA solicited comments about the current use of human drug and biological products labeled as homeopathic, and FDA's regulatory framework for such products. FDA announced that it is evaluating its current enforcement policies for these homeopathic products from scientific, risk, and process perspectives. In contrast to the FDA, the FTC treats homeopathic drugs similar to other OTC drugs. FTC also is evaluating advertising for homeopathic products and held a workshop in 2015 to address potential issues regarding FDA's and FTC's requirements for homeopathic products. The potential impacts of the FDA and FTC efforts are unclear, but it is possible that these products may be held to a higher standard of substantiation than has traditionally been the case. Such a change could significantly impact the ability to market these products in the United States.

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

        All states regulate foods and drugs under laws that generally parallel federal statutes. We are also subject to state consumer health and safety regulations, such as California Safe Drinking Water and Toxic Enforcement Act of 1986 ("Proposition 65"). Violation of Proposition 65 may result in substantial monetary penalties and compliance with Proposition 65 is a major focus. Contemplated changes in the Proposition 65 labeling requirements could potentially lead to substantial costs to us. Current legislation in Massachusetts regarding restrictions on weight loss and sports nutrition products could also impact the marketing of dietary supplements generally. Further, state attorneys general have pressured industry to adopt DNA testing for herbal-based products to assure plant identity, and have taken other actions relating to dietary ingredient status. It is uncertain whether these efforts will have a material impact on the dietary supplement market.

        The sale of our products in countries outside the United States is regulated by the governments of those countries. Our plans to commence or expand sales in those countries may be prevented or delayed or even suspended by such regulations or by regulators in those countries. In countries in which we have distributors, compliance with such regulations is generally undertaken by our distributors, but even in these cases we assist with such compliance and in many cases may be liable if a distributor fails to comply. These distributors are independent contractors over whom we have limited control. In certain countries, we distribute our products through our own subsidiary or branch; in these countries we retain responsibility for compliance with all applicable regulations. These countries currently include the United Kingdom, the Netherlands, Norway, Sweden, Canada and certain Caribbean Islands.

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

        Concerns over weather patterns have led to the threat of increased United States and international regulations being imposed on companies to limit greenhouse gas emissions. Increased regulations regarding greenhouse gas emissions could impose increased energy, shipping and raw material costs on

us. Until the timing, scope and extent of such regulations becomes known, we cannot predict their effect on our results of operations.

Competition

        The Natural Products Market and the VMS Market are highly competitive. Our principal competitors in the VMS Market that sell to the Healthy Foods Channel include a number of large, nationally-known brands (such as Bluebonnet, Country Life, Garden of Life, Jarrow Formulas, Natural Factors, Nature's Plus, Nature's Way, Nordic Naturals, Now Foods, New Chapter and Solgar) and many smaller brands, manufacturers and distributors of nutritional supplements. Within the broader Natural Products Market, there are a number of large, nationally-known competitors, such as Hain Celestial, GNC, Nature's Bounty and Vitamin Shoppe. Because both the Natural Products Market and the VMS Market generally have low barriers to entry, additional competitors enter the market regularly.

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

        With regard to the mass market retail channel of distribution, our sales are focused primarily in limited SKUs in the Body Gold® and Natural Balance® lines. All of these lines were selling to the mass market channel when acquired. We do not consider this channel to be an area of primary focus. It is possible that as increasing numbers of companies (or brands of companies) sell nutritional supplement products and other natural products in the mass market channels (such as Pharmavite (Nature Made), Carlyle Group (Nature's Bounty), Reckitt Benckiser (Schiff), Hain Celestial and Church & Dwight), these product offerings may affect sales in the Healthy Foods Channel.

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

Intellectual Property

        We own more than 340 trademarks that have been registered with the United States Patent and Trademark Office and have filed applications to register additional trademarks. In addition, we claim domestic trademark and service mark rights in numerous additional marks that we use. We own a number of trademark registrations in countries outside the United States. Federally registered trademarks in the United States have a perpetual life, as long as they are maintained and renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the trademarks if they claim priority or confusion of usage. Most foreign trademark offices use similar trademark renewal processes. We regard our trademarks and other proprietary rights as valuable assets and believe they make a significant positive contribution to the marketing of our products.

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

        We own eight U.S. patents and have filed four additional patent applications but generally do not seek patent protection for our products. Our patents expire between July 2017 and December 2026. We sell a number of products that include patented ingredients. We purchase these ingredients from parties that we believe have the right to manufacture and sell those ingredients to us. However, there are a large number of patents that have been granted or applied for in the dietary supplement industry, and there may be an increased possibility that third parties will seek to compel us and our competitors to purchase their patented ingredients or file infringement actions. The cost of these patented ingredients is typically higher than the cost of non-patented ingredients.

        We are currently involved in various patent and trademark cases that have arisen in the ordinary course of business. See "Legal Proceedings."

Employees

        At September 30, 2015, we employed approximately 780 full-time and approximately 65 part-time employees. None of our employees is represented by a collective bargaining unit. We believe that we have a good relationship with our employees.

Available Information

        The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding us. Our Annual Report on Form 10-K filed with the SEC includes all exhibits required to be filed with the SEC. We make available, free of charge, on our website (http://www.nutraceutical.com), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such reports are available as soon as is reasonably practicable after we electronically file such materials with the SEC. Additionally, copies of this Annual Report on Form 10-K are available without charge upon request. Please contact us to request copies of this Annual Report on Form 10-K at (435) 655-6106.

Executive Officers

        The following table sets forth certain information concerning our executive officers:

Name	Age	Position
Frank W. Gay II	69	Director, Chairman of the Board and Chief Executive Officer
Bruce R. Hough	61	President
Jeffrey A. Hinrichs	58	Director, Executive Vice President, Chief Operating Officer and Secretary
Gary M. Hume	66	Executive Vice President
Stanley E. Soper	52	Vice President, Legal Affairs and Assistant Secretary
Cory J. McQueen	46	Vice President and Chief Financial Officer
Christopher B. Neuberger	48	Vice President, Marketing and Sales
Daren P. Peterson	53	Vice President, Operations
Jason D. Jones	45	Vice President, Corporate Strategy
Matthew A. Vance	44	Vice President and Chief Information Officer
Andrew W. Seelos	48	Assistant Vice President and Controller

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

        Jason D. Jones joined Nutraceutical in July 1998 as Director of Sales and subsequently as Vice President of Sales from 2000 to 2005. Mr. Jones left Nutraceutical from February 2005 to March 2009 to work as President of Ken Garff Sports & Entertainment. He rejoined Nutraceutical as Group Vice President of Strategic Development and was appointed Vice President, Corporate Strategy in January 2015. Mr. Jones received his master's degree in business administration from Brigham Young University.

        Matthew A. Vance joined Nutraceutical in 2007 as Chief Information Officer. In January 2015, Mr. Vance was appointed Vice President and Chief Information Officer. Prior to joining Nutraceutical, Mr. Vance worked for Kirby Corporation and as a consultant in software development. Mr. Vance received a master's degree in business administration from The University of Texas at Austin.

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

        We are highly dependent upon consumers' perception of the safety and quality of our products as well as similar products distributed by other companies in our industry, and adverse publicity and negative public perception regarding particular ingredients or products or our industry in general could limit our ability to increase revenue and grow our business.    Decisions about purchasing made by consumers of our products may be affected by adverse publicity or negative public perception regarding particular ingredients or products or our industry in general. This negative public perception may include publicity regarding the legality or quality of particular ingredients or products in general or of other companies or our products or ingredients specifically. Negative public perception may also arise from regulatory investigations, regardless of whether those investigations involve us. We are highly dependent upon consumers' perception of the safety and quality of our products as well as similar products distributed by other companies. Thus, the mere publication of reports asserting that such products may be harmful could have a material adverse effect on us, regardless of whether these reports are scientifically supported. Publicity related to nutritional supplements may also result in increased regulatory scrutiny of our industry and/or the healthy foods channel. Adverse publicity may have a material adverse effect on our business, financial condition, results of operations and cash flows. There can be no assurance of future favorable scientific results and media attention or of the absence of unfavorable or inconsistent findings.

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

Business Strategy and Operational Risks

        If we are unable to retain key personnel, our ability to manage our business effectively and continue our growth could be negatively impacted.    Key management employees include Frank W. Gay II, Bruce R. Hough, Jeffrey A. Hinrichs, Gary M. Hume, Stanley E. Soper, Cory J. McQueen, Christopher B. Neuberger, Daren P. Peterson, Jason D. Jones, Matthew A. Vance, Andrew W. Seelos and certain other employees. These key management employees are primarily responsible for our day-to-day operations, and we believe our success depends in part on our ability to retain them and to continue to attract additional qualified individuals to our management team. We do not have employment agreements with any of our key management employees. The loss or limitation of the services of any of our key management employees or the inability to attract additional qualified management personnel could have a material adverse effect on our business, financial condition and results of operations.

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

        Because we depend on outside suppliers with whom we do not have long-term agreements for raw materials, we may be unable to obtain adequate supplies of raw materials for our products at favorable prices or at all, which could result in product shortages and back orders for our products, with a resulting loss of net sales and profitability.    We acquire all of our raw materials for the manufacture of our products from third-party suppliers. We also rely on third-party co-packers for some of our products. We have few agreements for the continued supply of these materials and products. A number of our products contain one or more ingredients that may only be available from a single source or supplier. Any of our suppliers could discontinue selling to us at any time. Our suppliers or government regulators may interpret new regulations (including GMP regulations) in such a way as to cause a disruption in our supply chain as these parties undertake increased scrutiny of raw materials and components of raw materials and products, causing certain suppliers or us to discontinue, change or suspend the sale of certain ingredients or components. Although we believe that we could establish alternate sources for most of these materials, any delay in locating and establishing relationships with other sources could result in product shortages and back orders for the products, with a resulting loss of net sales and profitability. We are also subject to delays associated with raw materials. These can be caused by conditions not within our control, including, but not limited to, the following:

  •
  weather,

  •
  crop conditions,

  •
  transportation interruptions,

  •
  strikes by supplier employees and

  •
  natural disasters or other catastrophic events.

        We acquire many ingredients from suppliers outside the United States. Purchasing these ingredients is subject to the risks generally associated with importing raw materials from other countries, including, among other factors, delays in shipments, changes in economic and political conditions, quality assurance, tariffs, trade disputes and foreign currency fluctuations. These factors could result in a delay in or disruption of the supply of certain raw materials. Any significant delay in or disruption of the supply of raw materials could have a material adverse effect upon us.

        Our success is dependent on the accuracy, reliability, and proper use of sophisticated and dependable information processing systems and management information technology and any interruption in these systems could have a material adverse effect on our business, financial condition and results of operations.    Our success is dependent on the accuracy, reliability and proper use of sophisticated and dependable information processing systems and management information technology. Our information technology systems are designed and selected in order to facilitate order entry and customer billing, maintain customer records, accurately track purchases and incentive payments, manage accounting, finance and manufacturing operations, generate reports, and provide customer service and technical support. Any interruption in these systems could have a material adverse effect on our business, financial condition and results of operations. Like other companies, our information technology systems may be vulnerable to a variety of interruptions due to events beyond our control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, cybersecurity breaches and other security issues. We have technology security initiatives and disaster recovery plans in place or in process to mitigate our risk to these vulnerabilities, but these measures may not be adequate.

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

        If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud, which could harm our business reputation and cause our stock price to decline.    Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Any failure to maintain internal controls or to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

        We are dependent upon our lenders for financing to execute our business strategy and meet our liquidity needs, and the lack of adequate financing could negatively impact our business.    There is risk that any lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including, but not limited to: extending credit up to the maximum permitted by a credit facility, allowing access to additional credit features and otherwise accessing capital and/or honoring loan commitments. The lenders on our credit facility are Rabobank International and Wells Fargo. If our lenders failed to honor their legal commitments under our credit facility, it is not certain we could replace our credit facility on similar terms.

Stock Market Risks

        The market price for our common stock may be particularly volatile, and our stockholders may be unable to resell their shares at a profit. The trading price of our common stock has been subject to wide fluctuations and may continue to fluctuate in the future in response to a variety of factors, including, but not limited to, the following:

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

        The following table describes our principal properties as of November 17, 2015:

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

(3)
The lease for this transitional warehouse expires in May 2016, although we can terminate early on 6 months' notice.

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

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock is traded on the NASDAQ Stock Market under the symbol "NUTR." The common stock commenced trading on the NASDAQ Stock Market on February 20, 1998 upon completion of our initial public offering. The following table sets forth the high and low closing prices per share for the common stock:

	High	Low
Fiscal 2014:
First Quarter	$27.11	$23.50
Second Quarter	27.30	24.08
Third Quarter	28.10	22.51
Fourth Quarter	24.45	20.91
Fiscal 2015:
First Quarter	22.97	20.18
Second Quarter	21.09	16.38
Third Quarter	25.03	18.27
Fourth Quarter	24.89	22.27
Fiscal 2016:
First Quarter (through November 17, 2015)	24.77	22.81

Holders

        As of the close of business on November 17, 2015, there were approximately 180 holders of record of common stock and approximately 2,000 beneficial holders. The closing price of our common stock on November 17, 2015, as reported by the NASDAQ Stock Market, was $24.33.

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

Purchase of Equity Securities

        Prior to fiscal 2015, our Board of Directors approved a share purchase program authorizing us to buy up to 4,500,000 shares of our common stock. As of September 30, 2015, 481,261 shares may yet be purchased under this program. Purchases under this program during the fiscal 2015 fourth quarter occurred in July, August and September as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1 - 31, 2015	23,000	$24.57	23,000
August 1 - 31, 2015	24,962	24.07	24,962
September 1 - 30, 2015	22,500	23.76	22,500

	70,462	24.13	70,462	481,261

        All shares purchased during the fiscal 2015 fourth quarter, except for 2,000 shares, were retired prior to September 30, 2015.

        Under this approved share purchase program, we may purchase common stock from time to time on the open market and in individually negotiated transactions. The amount and timing of any purchases will be dependent upon a number of factors, including the price and availability of our shares and general market conditions.

Securities Authorized for Issuance under Equity Compensation Plans

        As of September 30, 2015, there were no outstanding options under any equity compensation plan.

        On January 28, 2013, stockholders approved the Nutraceutical International Corporation 2013 Long-Term Equity Incentive Plan (the "2013 Plan") and the reservation of 800,000 shares of our common stock for issuance under the 2013 Plan. Equity awards available under the 2013 Plan include stock options, stock appreciation rights and restricted stock awards. The 2013 Plan provides a means through which we may attract and retain key personnel, including non-executive directors, and provides a means for directors, officers, employees, consultants and advisors to acquire and maintain an equity interest in our Company. The 2013 Plan will be administered by the Compensation Committee of our Board of Directors, which has the authority to determine the terms of the awards, determine the number of shares of our common stock to be covered by the awards and make such other determinations as necessary in administering the 2013 Plan. The 2013 Plan will terminate on the tenth anniversary of its effective date. In conjunction with our fiscal 2014 and fiscal 2013 incentive compensation (bonus) payments, 24,827 and 31,788 shares of our common stock were issued, respectively. These non-cash stock awards were granted on December 11, 2014 and December 11, 2013 at a fair value of $0.5 million and $0.8 million, respectively, with fair value being determined by the closing price of our common stock on the grant date. These stock awards were registered, unrestricted and fully vested on the grant date. As of September 30, 2015, 743,385 shares of our common stock were available for issuance under the 2013 Plan.

Item 6.    Selected Financial Data

        The selected financial data presented below were derived from our Consolidated Financial Statements. This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto.

	Year Ended September 30,
	2015	2014	2013	2012	2011
	(dollars in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$216,479	$214,474	$208,397	$200,367	$188,070
Cost of sales	110,255	108,169	105,518	100,413	92,877

Gross profit	106,224	106,305	102,879	99,954	95,193
Operating expenses:
Selling, general and administrative	77,256	76,874	72,413	71,425	68,230
Amortization of intangible assets	2,869	2,667	2,209	2,007	1,654
Impairment of intangible assets(1)	1,810	267	124	850	—

Income from operations	24,289	26,497	28,133	25,672	25,309
Interest and other expense, net	1,051	1,421	1,360	1,497	1,140

Income before provision for income taxes	23,238	25,076	26,773	24,175	24,169
Provision for income taxes	7,967	9,187	9,765	8,408	8,451

Net income	$15,271	$15,889	$17,008	$15,767	$15,718

Net income per common share:
Basic	$1.59	$1.62	$1.74	$1.59	$1.52
Diluted	$1.59	$1.62	$1.73	$1.59	$1.51
Weighted average common shares outstanding:
Basic	9,588,838	9,792,276	9,783,300	9,916,603	10,322,177
Diluted	9,592,734	9,801,080	9,807,858	9,933,997	10,385,583
Other Financial Data:
Adjusted EBITDA(2)	$38,864	$38,232	$38,048	$35,299	$33,361
Capital expenditures (excluding acquisitions)	8,557	11,298	8,347	9,953	12,405
Cash flows provided by (used in):
Operating activities	25,046	20,038	26,770	27,162	26,340
Investing activities	(9,823)	(27,675)	(11,729)	(22,201)	(27,185)
Financing activities	(16,603)	5,695	(11,551)	(2,598)	(495)
Balance Sheet Data (at period end):
Cash	$4,615	$6,232	$8,235	$4,824	$2,441
Working capital	65,687	62,141	53,252	47,598	42,332
Total assets	212,449	214,778	192,310	185,918	171,665
Total debt	31,500	43,000	32,500	34,000	32,000
Stockholders' equity	160,247	149,613	137,876	131,056	119,675

(1)
During the year ended September 30, 2015, we recorded non-cash intangible asset impairment charges of $1,810 ($1,112 after tax, or $0.12 per diluted share) related to certain tradenames. During the year ended September 30, 2014, we recorded a non-cash intangible asset impairment charge of $267 ($168 after tax, or $0.02 per diluted share) related to a tradename. During the year ended September 30, 2013, we recorded non-cash intangible asset impairment charges of $124 ($78 after tax, or $0.01 per diluted share) related to certain tradenames. During the year ended

  September 30, 2012, we recorded a non-cash intangible asset impairment charge of $850 ($551 after tax, or $0.06 per diluted share) related to the consolidation of certain tradenames.

(2)
"Adjusted EBITDA" (a non-GAAP measure) is defined in our performance measures as earnings before net interest and other expense, taxes, depreciation, amortization and goodwill and intangible asset impairments. Adjusted EBITDA has some inherent limitations in measuring operating performance due to the exclusion of certain financial elements such as depreciation and amortization and is not necessarily comparable to other similarly-titled captions of other companies due to potential inconsistencies in the method of calculation. Furthermore, Adjusted EBITDA is not intended to be a substitute for cash flows from operating activities, as a measure of liquidity or an alternative to net income in determining our operating performance in accordance with United States generally accepted accounting principles. Our use of an EBITDA-based metric should be considered within the following context:
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

        The following table sets forth a reconciliation of net income to Adjusted EBITDA for each period included herein:

	Year Ended September 30,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Net income	$15,271	$15,889	$17,008	$15,767	$15,718
Provision for income taxes	7,967	9,187	9,765	8,408	8,451
Interest and other expense, net(1)	1,051	1,421	1,360	1,497	1,140
Depreciation and amortization	12,765	11,468	9,791	8,777	8,052
Impairment of intangible assets	1,810	267	124	850	—

Adjusted EBITDA	$38,864	$38,232	$38,048	$35,299	$33,361

Percentage of net sales	18.0%	17.8%	18.3%	17.6%	17.7%

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

        We manufacture and/or distribute one of the broadest branded product lines in the industry, with approximately 7,500 SKUs, including approximately 750 SKUs exclusively sold internationally. We believe that, as a result of our emphasis on innovation, quality, loyalty, education and customer service, our brands are widely recognized in health and natural food stores and among their customers.

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

        Intangible assets with indefinite useful lives are tested for impairment at the individual asset level by comparing the fair value of the indefinite-lived intangible asset to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment charge is recognized. Fair values of indefinite-lived intangible assets are estimated using discounted cash flow models.

        Amortizable intangible assets are reviewed for recoverability by comparing an asset group's carrying amount to the future undiscounted cash flows the asset group is expected to generate. If an asset group is considered to be impaired, the difference between the carrying amount and the fair value of the impaired asset group is recorded as an impairment charge.

        General and economic conditions may impact retail and consumer demand, as well as the market price of our common stock, and could negatively impact our future operating performance, cash flow and/or stock price and could result in additional goodwill and/or intangible asset impairment charges being recorded in future periods. Also, we periodically review our brands to achieve marketing, sales and operational synergies. These reviews could result in additional brands being consolidated or discontinued and could result in additional intangible asset impairment charges being recorded in future periods. Additional goodwill and/or intangible asset impairment charges could materially impact our consolidated financial statements. The valuation of goodwill and intangible assets is subject to a high degree of judgment, uncertainty and complexity.

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

Results of Operations

        The following table sets forth certain Consolidated Statements of Comprehensive Income data as a percentage of net sales for the periods indicated:

	Year Ended September 30,
	2015	2014	2013
Net sales	100.0%	100.0%	100.0%
Cost of sales	50.9	50.4	50.6

Gross profit	49.1	49.6	49.4
Selling, general and administrative	35.7	35.8	34.7
Amortization of intangible assets	1.3	1.3	1.1
Impairment of intangible assets	0.8	0.1	0.1

Income from operations	11.3	12.4	13.5
Interest and other expense, net	0.5	0.7	0.6

Income before provision for income taxes	10.8	11.7	12.9
Provision for income taxes	3.7	4.3	4.7

Net income	7.1%	7.4%	8.2%

Comparison of Fiscal 2015 to Fiscal 2014

        Net Sales.    Net sales increased by $2.0 million, or 0.9%, to $216.5 million for fiscal 2015 from $214.5 million for fiscal 2014. Net sales of branded nutritional supplements and other natural products increased by $2.0 million, or 1.1%, to $195.9 million for fiscal 2015, compared to $193.9 million for fiscal 2014. The increase in net sales of branded nutritional supplements and other natural products was primarily related to price increases of $4.5 million and the net sales contributions of the fiscal 2014 and fiscal 2015 acquisitions, partially offset by a decrease in sales volume of branded products to certain customers. Other net sales were $20.6 million for both fiscal 2015 and fiscal 2014.

        Gross Profit.    Gross profit was $106.2 million for fiscal 2015 and $106.3 million for fiscal 2014. As a percentage of net sales, gross profit decreased to 49.1% for fiscal 2015 from 49.6% for fiscal 2014. This decrease in gross profit as a percentage of net sales was primarily related to an increase in manufacturing overhead costs, partially offset by a reduction in material costs as a percentage of net sales.

        Selling, General and Administrative.    Selling, general and administrative expenses were $77.3 million for fiscal 2015 and $76.9 million for fiscal 2014. This increase in selling, general and administrative expenses was primarily attributable to operational and transition costs related to the fiscal 2014 and fiscal 2015 acquisitions, partially offset by year-over-year cost improvements in many selling, general and administrative expense areas. As a percentage of net sales, selling, general and administrative expenses were 35.7% for fiscal 2015 and 35.8% for fiscal 2014.

        Amortization of Intangible Assets.    Amortization of intangible assets was $2.9 million for fiscal 2015 and $2.7 million for fiscal 2014. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

        Impairment of Intangible Assets.    In September 2015, we made a decision to expand our brand consolidation plan in an effort to simply our brand offerings and facilitate the customer ordering process. Based on this decision, we no longer expect that the economic benefit of any of our indefinite-lived tradenames extends beyond the foreseeable future. As a result, as of September 30, 2015, we determined these tradenames with an aggregate carrying value of $8.7 million should be assigned finite useful lives. In accordance with Accounting Standards Codification ("ASC") 350, "Intangibles—Goodwill and Other," these tradenames were first tested for impairment as indefinite-lived intangible assets resulting in non-cash intangible asset impairment charges of $1.8 million ($1.1 million after tax, or $0.12 per diluted share). The remaining $6.9 million was reclassified to amortizable intangible assets as of September 30, 2015 with a weighted-average amortization period of 10 years.

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

        Interest and Other Expense, Net.    Net interest and other expense was $1.1 million for fiscal 2015 and $1.4 million for fiscal 2014 and primarily consisted of interest expense on indebtedness under our revolving credit facility.

        Provision for Income Taxes.    Our effective tax rate was 34.3% for fiscal 2015 and 36.6% for fiscal 2014. The decrease in the effective tax rate was primarily related to a decrease in the valuation allowance for foreign tax credits of $0.3 million as we determined we would be able to utilize the foreign tax credits.

Comparison of Fiscal 2014 to Fiscal 2013

        Net Sales.    Net sales increased by $6.1 million, or 2.9%, to $214.5 million for fiscal 2014 from $208.4 million for fiscal 2013. Net sales of branded nutritional supplements and other natural products increased by $5.0 million, or 2.6%, to $193.9 million for fiscal 2014, compared to $188.9 million for fiscal 2013. The increase in net sales of branded nutritional supplements and other natural products was primarily related to the net sales contributions of the fiscal 2013 and fiscal 2014 acquisitions and price increases of $1.5 million, partially offset by a decrease in sales volume of branded products to certain customers. Other net sales increased by $1.1 million, or 5.7%, to $20.6 million for fiscal 2014 compared to $19.5 million for fiscal 2013. The increase in other net sales was primarily related to the net sales contributions of the fiscal 2013 and fiscal 2014 acquisitions.

        Gross Profit.    Gross profit increased by $3.4 million, or 3.3%, to $106.3 million for fiscal 2014 from $102.9 million for fiscal 2013. This increase in gross profit was primarily attributable to the increase in net sales. As a percentage of net sales, gross profit was 49.6% for fiscal 2014 and 49.4% for fiscal 2013.

        Selling, General and Administrative.    Selling, general and administrative expenses increased by $4.5 million, or 6.2%, to $76.9 million for fiscal 2014 from $72.4 million for fiscal 2013. As a percentage of net sales, selling, general and administrative expenses increased to 35.8% for fiscal 2014, compared to 34.7% for fiscal 2013. This increase in selling, general and administrative expenses was primarily attributable to operational and transition costs related to the fiscal 2013 and fiscal 2014 acquisitions.

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

Selected Quarterly Financial Data; Seasonality

        The following table sets forth certain quarterly financial data for fiscal 2015 and fiscal 2014. This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements and, in our opinion, reflects all normally recurring adjustments necessary for fair presentation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal 2015				Fiscal 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands, except per share data: unaudited)
Net sales	$53,044	$55,404	$54,382	$53,649	$51,550	$54,859	$55,625	$52,440
Gross profit	25,855	27,255	26,427	26,687	26,062	27,160	27,152	25,931
Net income	3,351	4,096	4,450	3,374	4,135	4,324	3,997	3,433
Net income per common share:
Basic	$0.35	$0.43	$0.47	$0.35	$0.42	$0.44	$0.41	$0.35
Diluted	$0.35	$0.43	$0.47	$0.35	$0.42	$0.44	$0.41	$0.35

        We believe that our business is characterized by minor seasonality. However, sales to any particular customer can vary substantially from one quarter to the next based on such factors as industry trends, timing of promotional discounts, international economic conditions and acquisition-related activities. Excluding the effect of acquisitions, we have historically recorded higher branded products sales volume during the second fiscal quarter due to increased interest in health-related products among consumers following the holiday season. The fiscal 2015 acquisitions were completed during the first and third quarters and the fiscal 2014 acquisitions were completed during the first, second, third and fourth quarters.

Liquidity and Capital Resources

        As of September 30, 2015, we had cash of $4.6 million. Net cash provided by operating activities was $25.0 million, $20.0 million and $26.8 million for the years ended September 30, 2015, 2014 and 2013, respectively.

        Net cash used in investing activities was $9.8 million, $27.7 million and $11.7 million for the years ended September 30, 2015, 2014 and 2013, respectively. Our investing activities during these periods consisted of acquisitions of businesses and capital expenditures.

        During the year ended September 30, 2015, we made two acquisitions of businesses. On November 18, 2014, we acquired certain operating assets of Agape Health Products. On June 4, 2015, we acquired certain operating assets of ProClay, LLC. The aggregate purchase price of these acquisitions was $1.3 million in cash.

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

        The fiscal 2015, 2014 and 2013 acquisitions were financed primarily using borrowings under our revolving credit facility, as well as cash provided by operating activities. These acquisitions are in keeping with our business strategy of consolidating the fragmented industry where we compete and acquiring nutritional brands with products we currently do not sell. The expected long-term sales and expense synergies of acquired businesses are generally not realized immediately following acquisition as certain transition and integration matters must be completed.

        Capital expenditures during the years ended September 30, 2015, 2014 and 2013 related primarily to buildings, building improvements, distribution and manufacturing equipment and information systems.

        Net cash provided by (used in) financing activities was ($16.6) million, $5.7 million and ($11.6) million for the years ended September 30, 2015, 2014 and 2013, respectively. Our financing activities during these periods consisted primarily of borrowings and repayments under our revolving credit facility, purchases of common stock for treasury and proceeds from the issuance of common stock. Also, in December 2012, our Board of Directors declared a special cash dividend of $1.00 per share for all shares of common stock. This special cash dividend totaled $9.8 million and was paid on December 28, 2012 to stockholders of record on December 21, 2012.

        In October 2007, we registered a direct stock purchase plan with the Securities and Exchange Commission. The purpose of this direct stock purchase plan is to provide a convenient way for existing stockholders, as well as new investors, to purchase shares of our common stock. A total of 1,500,000 shares of our common stock were registered under the plan with 4,291 and 3,770 shares purchased during the years ended September 30, 2015 and 2014, respectively. As of September 30, 2015, there were 1,377,444 shares of common stock available for purchase under this plan.

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

        At September 30, 2015, we had outstanding revolving credit borrowings of $31.5 million under the Credit Agreement. Borrowings under the Credit Agreement are collateralized by substantially all of our assets. At our election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a Base Rate plus a variable margin. Base Rate is the higher of: (i) the Prime Lending Rate, (ii) the Federal Funds Rate plus 0.5% or (iii) the one-month Eurodollar Rate multiplied by the Statutory Reserve Rate plus 1.0% (capitalized terms are defined in the Credit Agreement, a copy of which was filed with the Securities and Exchange Commission on November 5, 2014). At September 30, 2015, the applicable weighted-average interest rate for outstanding borrowings was 1.56%. We are also required to pay a variable quarterly fee on the unused balance under the Credit Agreement. At September 30, 2015, the applicable rate was 0.25%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on Base Rate borrowings is payable quarterly. The Credit Agreement matures on November 4, 2019, and we are required to repay all principal and interest outstanding under the Credit Agreement on such date.

        The Credit Agreement contains restrictive covenants, including restrictions on incurring other indebtedness and requirements that we maintain certain financial ratios. As of September 30, 2015, we were in compliance with these restrictive covenants. Upon the occurrence of a default, the lenders have various remedies or rights, which may include proceeding against the collateral or requiring us to repay all amounts outstanding under the Credit Agreement.

        A key component of our business strategy is to seek to make additional acquisitions, which may require that we obtain additional financing, which could include the incurrence of substantial additional indebtedness. We believe that borrowings under our current credit facility, together with cash flows from operations, will be sufficient to make required payments under the current credit facility or any such replacement facility, and to make anticipated capital expenditures and fund working capital needs for fiscal 2016.

        Our significant non-cancelable contractual obligations and other commitments as of September 30, 2015 were as follows:

	Payments Due By Period
Contractual Obligations and Other Commitments	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(dollars in thousands)
Debt	$31,500	$—	$—	$31,500	$—
Interest on debt(a)	2,843	696	1,387	760	—
Operating leases	5,595	3,448	2,004	143	—

Total	$39,938	$4,144	$3,391	$32,403	$—

(a)
Represents estimated interest obligations associated with our outstanding revolving credit facility balance of $31.5 million at September 30, 2015, assuming no principal payments are made before maturity, a weighted-average interest rate of 1.56% and an underutilization fee rate of 0.25%.

New Accounting Standards

        In September 2015, the Financial Accounting Standards Board ("FASB") issued authoritative guidance, which is included in ASC 808, "Business Combinations." This guidance simplifies the accounting for measurement-period adjustments and is effective for us as of October 1, 2016. We are currently evaluating the impact this standard may have on our Consolidated Financial Statements.

        In July 2015, the FASB issued authoritative guidance, which is included in ASC 330, "Inventory." This guidance simplifies the accounting for measuring inventory at the lower of cost and net realizable value and is effective for us as of October 1, 2017. We are currently evaluating the impact this standard may have on our Consolidated Financial Statements.

        In May 2014, the FASB issued authoritative guidance, which is included in ASC 606, "Revenue from Contracts with Customers." This guidance provides a single, comprehensive revenue recognition model for all contracts with customers and requires that a company recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In July 2015, the FASB delayed the effective date of this guidance by one year. As a result, this guidance is effective for us as of October 1, 2018 and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact this standard may have on our Consolidated Financial Statements.

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

Off-Balance Sheet Arrangements

        Our operating lease commitments are disclosed in the Contractual Obligations and Other Commitments table. As of September 30, 2015, we had not entered into any off-balance sheet arrangements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        At our election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a Base Rate plus a variable margin. Base Rate is the higher of: (i) the Prime Lending Rate, (ii) the Federal Funds Rate plus 0.5% or (iii) the one-month Eurodollar Rate multiplied by the Statutory Reserve Rate plus 1.0%. At September 30, 2015, the applicable weighted-average interest rate for borrowings was 1.56% and we had total borrowings outstanding of $31.5 million. A hypothetical 100 basis point change in interest rates would not have had a material impact on our reported net income or cash flows in fiscal 2015, 2014 or 2013.

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

        As required by SEC Rule 13a-15(b), we carried out an evaluation under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on this evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2015.

        Management's Report on Internal Control over Financial Reporting.    We are responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). In order to evaluate the effectiveness of internal control over financial reporting, we conducted an assessment as of September 30, 2015, based on the criteria in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

        Based on our assessment, we have concluded that, as of September 30, 2015, we did maintain effective internal controls over financial reporting based on the criteria in Internal Control—Integrated Framework (2013) issued by the COSO. The effectiveness of our internal control over financial reporting as of September 30, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information required by this item with respect to our directors, our audit committee, our audit committee financial expert and procedures by which stockholders may recommend nominees to the board of directors is set forth under the heading "The Board of Directors" in our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed with the SEC within 120 days of the end of our fiscal year, which information is incorporated herein by reference. Information required by this item regarding our executive officers is included in Part I of this Annual Report on Form 10-K under the heading "Business—Executive Officers." Information required by this item with respect to Section 16(a) beneficial ownership reporting compliance is set forth in the Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of November 2015.

NUTRACEUTICAL INTERNATIONAL CORPORATION
By:	/s/ FRANK W. GAY II Frank W. Gay II Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 19th day of November 2015.

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

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, cash flows and stockholders' equity present fairly, in all material respects, the financial position of Nutraceutical International Corporation and its subsidiaries at September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Salt Lake City, UT
November 19, 2015

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	September 30,
	2015	2014
Assets
Current assets:
Cash	$4,615	$6,232
Accounts receivable, net	16,798	15,118
Inventories	59,440	57,914
Prepaid expenses and other current assets	4,195	3,364
Deferred income taxes	1,167	1,222

Total current assets	86,215	83,850
Property, plant and equipment, net	77,645	79,244
Goodwill	24,384	23,622
Intangible assets, net	17,605	21,965
Deferred income taxes	4,932	4,894
Other non-current assets	1,668	1,203

Total assets	$212,449	$214,778

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$14,023	$14,874
Accrued expenses	6,505	6,835

Total current liabilities	20,528	21,709
Long-term debt	31,500	43,000
Other non-current liabilities	174	456

Total liabilities	52,202	65,165

Commitments and contingencies (Notes 10, 15 and 17)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; issued and outstanding—none	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 9,489,874 shares issued and 9,487,874 shares outstanding at September 30, 2015; 9,678,019 shares issued and 9,677,019 shares outstanding at September 30, 2014	95	97
Additional paid-in capital	6,961	11,112
Retained earnings	153,618	138,347
Accumulated other comprehensive income	(379)	79
Treasury stock	(48)	(22)

Total stockholders' equity	160,247	149,613

Total liabilities and stockholders' equity	$212,449	$214,778

The accompanying notes are an integral part of these consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands, except per share data)

	Years ended September 30,
	2015	2014	2013
Net sales	$216,479	$214,474	$208,397
Cost of sales	110,255	108,169	105,518

Gross profit	106,224	106,305	102,879

Operating expenses:
Selling, general and administrative	77,256	76,874	72,413
Amortization of intangible assets	2,869	2,667	2,209
Impairment of intangible assets	1,810	267	124

	81,935	79,808	74,746

Income from operations	24,289	26,497	28,133
Interest and other expense, net	1,051	1,421	1,360

Income before provision for income taxes	23,238	25,076	26,773
Provision for income taxes	7,967	9,187	9,765

Net income	$15,271	$15,889	$17,008
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	(458)	(122)	(137)

Comprehensive income	$14,813	$15,767	$16,871

Net income per common share:
Basic	$1.59	$1.62	$1.74
Diluted	1.59	1.62	1.73
Weighted average common shares outstanding:
Basic	9,588,838	9,792,276	9,783,300
Dilutive effect of stock options	3,896	8,804	24,558

Diluted	9,592,734	9,801,080	9,807,858

The accompanying notes are an integral part of these consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years ended September 30,
	2015	2014	2013
Cash flows from operating activities:
Net income	$15,271	$15,889	$17,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,765	11,468	9,791
Amortization of deferred financing fees	130	184	184
Impairment of intangible assets	1,810	267	124
Losses on disposals of property, plant and equipment	13	3	5
Tax benefit from stock option exercises	(84)	(51)	(453)
Deferred income taxes	17	112	1,211
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(1,648)	(758)	10
Inventories	(1,462)	(6,691)	(2,625)
Prepaid expenses and other current assets	(816)	(704)	401
Other non-current assets	(101)	(90)	100
Accounts payable	(604)	9	1,491
Accrued expenses	(267)	386	(423)
Other non-current liabilities	22	14	(54)

Net cash provided by operating activities	25,046	20,038	26,770

Cash flows from investing activities:
Purchases of property, plant and equipment	(8,557)	(11,298)	(8,347)
Acquisitions of businesses	(1,266)	(16,377)	(3,382)

Net cash used in investing activities	(9,823)	(27,675)	(11,729)

Cash flows from financing activities:
Proceeds from debt	4,500	23,500	13,000
Payments on debt	(16,000)	(13,000)	(14,500)
Payments of deferred financing fees	(420)	—	—
Proceeds from issuances of common stock	552	211	2,391
Purchases of common stock for treasury	(5,319)	(5,067)	(3,110)
Dividends paid on common stock	—	—	(9,785)
Tax benefit from stock option exercises	84	51	453

Net cash provided by (used in) financing activities	(16,603)	5,695	(11,551)

Effect of exchange rate changes on cash	(237)	(61)	(79)

Net increase (decrease) in cash	(1,617)	(2,003)	3,411
Cash at beginning of year	6,232	8,235	4,824

Cash at end of year	$4,615	$6,232	$8,235

The accompanying notes are an integral part of these consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(dollars in thousands)

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-In Capital	Retained Earnings		Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at October 1, 2012	9,840,045	98	15,400	115,235	338	(15)	131,056
Net income	—	—	—	17,008	—	—	17,008
Other comprehensive loss	—	—	—	—	(137)	—	(137)
Issuances of common stock	187,177	2	2,389	—	—	—	2,391
Tax benefit from stock option exercises	—	—	453	—	—	—	453
Dividends paid on common stock	—	—	—	(9,785)	—	—	(9,785)
Purchases of common stock for treasury	—	—	—	—	—	(3,110)	(3,110)
Retirement of common stock in treasury	(184,620)	(2)	(3,116)	—	—	3,118	—

Balance at September 30, 2013	9,842,602	98	15,126	122,458	201	(7)	137,876
Net income	—	—	—	15,889	—	—	15,889
Other comprehensive loss	—	—	—	—	(122)	—	(122)
Issuances of common stock	13,770	—	211	—	—	—	211
Equity compensation payments	31,788	1	774	—	—	—	775
Tax benefit from stock option exercises	—	—	51	—	—	—	51
Purchases of common stock for treasury	—	—	—	—	—	(5,067)	(5,067)
Retirement of common stock in treasury	(210,141)	(2)	(5,050)	—	—	5,052	—

Balance at September 30, 2014	9,678,019	97	11,112	138,347	79	(22)	149,613
Net income	—	—	—	15,271	—	—	15,271
Other comprehensive loss	—	—	—	—	(458)	—	(458)
Issuances of common stock	36,791	—	552	—	—	—	552
Equity compensation payments	24,827	—	504	—	—	—	504
Tax benefit from stock option exercises	—	—	84	—	—	—	84
Purchases of common stock for treasury	—	—	—	—	—	(5,319)	(5,319)
Retirement of common stock in treasury	(249,763)	(2)	(5,291)	—	—	5,293	—

Balance at September 30, 2015	9,489,874	$95	$6,961	$153,618	$(379)	$(48)	$160,247

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

        Fair Value of Financial Instruments—The Company believes that the fair values of financial instruments, including cash, accounts receivable, accounts payable and debt, approximated their respective book values at September 30, 2015 and 2014. The book values of cash, accounts receivable and accounts payable approximated their fair values based on their short-term nature. Estimated fair values for debt have been determined based on borrowing rates currently available to the Company for bank loans with similar terms and maturities and are classified as Level 2 (significant observable inputs other than quoted prices) in the Financial Accounting Standards Board's ("FASB") fair value hierarchy.

        Cash—The majority of the Company's cash was held by one bank at September 30, 2015. As a result of this concentration, the Company's cash balances frequently exceed federally insured limits. The Company does not believe it is subject to any other unusual risks as a result of this concentration other than those normally associated with commercial banking relationships.

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

        Inventories—Branded inventories included freight-in, materials, labor and overhead costs and were stated at the lower of cost or market, cost being determined by a moving weighted average. Neighborhood natural food markets and health food stores inventories were accounted for using the retail method. Valuation adjustments are made for slow-moving, obsolete and/or damaged inventory based on a periodic analysis of individual inventory items, including an evaluation of historical usage and/or movement, age, expiration date and general condition.

        Property, Plant and Equipment—Property, plant and equipment were stated at cost, less accumulated depreciation and amortization. Depreciation and amortization were provided using the straight-line method over the estimated useful lives of the respective assets. Expenditures for renewals and betterments were capitalized, while maintenance and repairs were charged to operations in the periods incurred. Upon sale or disposal of an asset, the historical cost and related accumulated depreciation or amortization of such asset were removed from their respective accounts and any gain or loss was recorded in the Consolidated Statements of Comprehensive Income.

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

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

        Intangible assets with indefinite useful lives are tested for impairment at the individual asset level by comparing the fair value of the indefinite-lived intangible asset to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment charge is recognized to reduce the carrying amount to fair value. Fair values of indefinite-lived intangible assets are estimated using discounted cash flow models.

        Amortizable intangible assets are reviewed for recoverability by comparing an asset group's carrying amount to the future undiscounted cash flows the asset group is expected to generate. If an asset group is considered to be impaired, the difference between the carrying amount and the fair value of the impaired asset group is recorded as an impairment charge.

        Deferred Financing Fees—The Company deferred certain debt issuance costs, including bank, legal and other fees, related to the establishment and subsequent amendment of its credit agreement (Note 9). These costs are being amortized using the straight-line method.

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

        Shipping and Handling Costs—The Company incurred shipping and handling costs related to third party freight charges, as well as internal warehousing and order fulfillment costs. These costs were classified as selling, general and administrative expenses and totaled $14,863, $15,073 and $14,222 for the years ended September 30, 2015, 2014 and 2013, respectively.

        Research and Development—The Company expensed research and development costs as incurred. For the years ended September 30, 2015, 2014 and 2013, the Company incurred $3,624, $3,806 and $3,388, respectively, in research and development expenditures primarily related to product development.

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

        The Company evaluated its uncertain tax positions taken or expected to be taken in a tax return including the related financial statement recognition, measurement, reporting and disclosure (Note 11).

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

        New Accounting Standards—In September 2015, the FASB issued authoritative guidance, which is included in Accounting Standards Codification ("ASC") 808, "Business Combinations." This guidance simplifies the accounting for measurement-period adjustments and is effective for the Company as of October 1, 2016. The Company is currently evaluating the impact this standard may have on its Consolidated Financial Statements.

        In July 2015, the FASB issued authoritative guidance, which is included in ASC 330, "Inventory." This guidance simplifies the accounting for measuring inventory at the lower of cost and net realizable value and is effective for the Company as of October 1, 2017. The Company is currently evaluating the impact this standard may have on its Consolidated Financial Statements.

        In May 2014, the FASB issued authoritative guidance, which is included in ASC 606, "Revenue from Contracts with Customers." This guidance provides a single, comprehensive revenue recognition model for all contracts with customers and requires that a company recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In July 2015, the FASB delayed the effective date of this guidance by one year. As a result, this guidance is effective for the Company as of October 1, 2018 and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact this standard may have on its Consolidated Financial Statements.

        The Company periodically reviews new accounting standards that are issued. Although some of these accounting standards may be applicable to the Company, the Company has not identified any other new standards that it believes merit further discussion, and the Company expects that none would have a significant impact on its Consolidated Financial Statements.

3. Acquisitions

        During the year ended September 30, 2015, the Company made two acquisitions of businesses. On November 18, 2014, the Company acquired certain operating assets of Agape Health Products. On June 4, 2015, the Company acquired certain operating assets of ProClay, LLC. The aggregate purchase price of these acquisitions was $1,266 in cash.

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

        These acquisitions are in keeping with the Company's business strategy of consolidating the fragmented industry where it competes. These acquisitions were accounted for using the acquisition method of accounting. Accordingly, the aggregate purchase price was assigned to the assets acquired based on their fair values at the respective dates of acquisition. The excess of aggregate purchase price over the fair values of the assets acquired was classified as goodwill (Note 7). The goodwill relates to expected synergies from these acquisitions. The Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows presented herein include the activities of these acquired businesses from their respective dates of acquisition. The following reflects the final allocation of the aggregate purchase prices for the fiscal 2015, 2014 and 2013 acquisitions to the aggregate assets acquired:

	Fiscal 2015 Acquisitions	Fiscal 2014 Acquisitions	Fiscal 2013 Acquisitions
Aggregate assets acquired:
Current assets	$111	$2,773	$794
Goodwill	762	7,801	1,069
Intangible assets	393	5,803	1,519

	$1,266	$16,377	$3,382

        The fiscal 2015, 2014 and 2013 acquired intangible assets totaling $393, 5,803 and $1,519, respectively, related to trademarks, tradenames, customer relationships and a non-compete agreement, and are being amortized over periods of two to fifteen years for financial statement purposes. The fiscal 2015, 2014 and 2013 acquired intangible assets are expected to be deductible for tax purposes over fifteen years. Goodwill, which is not subject to amortization for financial statement purposes, of $762 for fiscal 2015, $7,801 for fiscal 2014 and $1,069 for fiscal 2013, is expected to be deductible for tax purposes over fifteen years.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

4. Accounts Receivable

        Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	September 30,
	2015	2014
Accounts receivable	$17,882	$16,352
Less allowances	(1,084)	(1,234)

	$16,798	$15,118

5. Inventories

        Inventories were comprised of the following:

	September 30,
	2015	2014
Raw materials	$23,106	$20,559
Work-in-process	9,755	6,909
Finished goods	26,579	30,446

	$59,440	$57,914

6. Property, Plant and Equipment

        Property, plant and equipment, net of accumulated depreciation and amortization, were comprised of the following:

		September 30,
	Estimated Useful Life in Years
		2015	2014
Land	—	$8,987	$8,546
Buildings	30	74,214	72,283
Leasehold improvements	1 - 7	3,326	3,466
Furniture, fixtures and equipment	3 - 10	64,831	61,179

		151,358	145,474
Less accumulated depreciation and amortization		(73,713)	(66,230)

		$77,645	$79,244

        At September 30, 2015 and 2014, the Company had no equipment under capital leases. Substantially all property, plant and equipment of the Company collateralized its debt obligations (Note 9).

        Depreciation and amortization of property, plant and equipment totaled $9,896, $8,801 and $7,582 for the years ended September 30, 2015, 2014 and 2013, respectively.

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

        The changes in the carrying amount of goodwill for the years ended September 30, 2014 and 2015 were as follows:

	Goodwill	Accumulated Impairment	Net
Balance as of October 1, 2013	$56,215	$(40,394)	$15,821
Goodwill attributable to fiscal 2014 acquisitions	7,801	—	7,801

Balance as of September 30, 2014	64,016	(40,394)	23,622
Goodwill attributable to fiscal 2015 acquisitions	762	—	762

Balance as of September 30, 2015	$64,778	$(40,394)	$24,384

        The carrying amounts of intangible assets at September 30, 2015 and 2014 were as follows:

	September 30, 2015			September 30, 2014
							Weighted- Average Amortization Period (Years)
	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount
Intangible assets subject to amortization:
Trademarks/trade names/patents	$12,470	$(1,966)	$10,504	$5,418	$(1,480)	$3,938	11
Customer relationships/distribution rights/ non-compete agreements	16,836	(9,773)	7,063	16,517	(7,390)	9,127	7
Developed software and technology	772	(772)	—	772	(772)	—	5

	30,078	(12,511)	17,567	22,707	(9,642)	13,065
Intangible assets not subject to amortization:
Trademarks/trade names/licenses	38	—	38	8,900	—	8,900

	$30,116	$(12,511)	$17,605	$31,607	$(9,642)	$21,965

(1)
Amounts include the impact of foreign currency translation adjustments.

        Aggregate amortization expense related to intangible assets subject to amortization totaled $2,869, $2,667 and $2,209 for the years ended September 30, 2015, 2014 and 2013, respectively.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

7. Goodwill and Intangible Assets (Continued)

        Estimated amortization expense related to intangible assets subject to amortization is as follows:

Year Ending September 30,	Estimated Amortization Expense
2016	$2,939
2017	2,564
2018	2,374
2019	1,946
2020	1,857
Thereafter	5,887

$17,567

        In September 2015, the Company made a decision to expand its brand consolidation plan in an effort to simply its brand offerings and facilitate the customer ordering process. Based on this decision, the Company no longer expects that the economic benefit of any of its indefinite-lived tradenames extends beyond the foreseeable future. As a result, as of September 30, 2015, the Company determined these tradenames with an aggregate carrying value of $8,727 should be assigned finite useful lives. In accordance with ASC 350, "Intangibles—Goodwill and Other," these tradenames were first tested for impairment as indefinite-lived intangible assets resulting in non-cash intangible asset impairment charges of $1,810 ($1,112 after tax, or $0.12 per diluted share). The remaining $6,917 was reclassified to amortizable intangible assets as of September 30, 2015 with a weighted-average amortization period of 10 years.

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

        General and economic conditions may impact retail and consumer demand, as well as the market price of the Company's common stock, and could negatively impact the Company's future operating performance, cash flow and/or stock price and could result in additional goodwill and/or intangible asset impairment charges being recorded in future periods. Also, the Company periodically reviews its

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

7. Goodwill and Intangible Assets (Continued)

brands to achieve marketing, sales and operational synergies. These reviews could result in additional brands being consolidated or discontinued and could result in additional intangible asset impairment charges being recorded in future periods. Additional goodwill and/or intangible asset impairment charges could materially impact the Company's consolidated financial statements. The valuation of goodwill and intangible assets is subject to a high degree of judgment, uncertainty and complexity.

8. Accrued Expenses

        Accrued expenses were comprised of the following:

	September 30,
	2015	2014
Employee payroll, taxes, benefits and performance incentives	$5,270	$5,294
Other accrued expenses	1,235	1,541

	$6,505	$6,835

9. Debt

        Debt was comprised of the following:

	September 30,
	2015	2014
Long-term debt—revolving credit facility	$31,500	$43,000

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

        At September 30, 2015, the Company had outstanding revolving credit borrowings of $31,500 under the Credit Agreement. Borrowings under the Credit Agreement are collateralized by substantially all assets of the Company. At the Company's election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a Base Rate plus a variable margin. Base Rate is the higher of: (i) the Prime Lending Rate, (ii) the Federal Funds Rate plus 0.5% or (iii) the one-month Eurodollar Rate multiplied by the Statutory Reserve Rate plus 1.0% (capitalized terms are defined in the Credit Agreement, a copy of which was filed with the Securities and Exchange Commission on November 5, 2014). At September 30, 2015, the applicable weighted-average interest rate for outstanding borrowings was 1.56%. The Company is also required to pay a variable quarterly fee on the unused balance under the Credit Agreement. At September 30, 2015, the applicable rate was

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

9. Debt (Continued)

0.25%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on Base Rate borrowings is payable quarterly. The Credit Agreement matures on November 4, 2019, and the Company is required to repay all principal and interest outstanding under the Credit Agreement on such date.

        The Credit Agreement contains restrictive covenants, including restrictions on incurring other indebtedness and requirements that the Company maintain certain financial ratios. As of September 30, 2015, the Company was in compliance with the restrictive covenants. Upon the occurrence of a default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring the Company to repay all amounts outstanding under the Credit Agreement.

10. Lease Commitments and Obligations

        The Company leases retail, office, storage and warehouse space under non-cancelable operating leases, the last of which expires during fiscal 2020; however, the Company has negotiated extension options in many cases. These operating leases require the Company to pay all taxes, insurance and maintenance.

        The following summarizes future minimum lease payments required under the Company's significant non-cancelable operating leases:

Year Ending September 30,	Minimum Lease Payments
2016	$3,448
2017	1,447
2018	557
2019	123
2020	20
Thereafter	—

$5,595

        Total rent expense incurred by the Company under significant non-cancelable operating leases was $3,141, $2,905 and $2,236 for the years ended September 30, 2015, 2014 and 2013, respectively.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

11. Income Taxes

        The provision for income taxes was comprised of the following:

	Years Ended September 30,
	2015	2014	2013
Current:
Federal	$6,516	$7,797	$7,244
State	973	1,084	973
Foreign	210	213	300

Total current	7,699	9,094	8,517

Deferred:
Federal	220	69	1,079
State	48	24	169

Total deferred	268	93	1,248

	$7,967	$9,187	$9,765

        The differences between income taxes at the statutory federal income tax rate and income taxes reported in the Consolidated Statements of Comprehensive Income were as follows:

	Years Ended September 30,
	2015	2014	2013
Federal tax at statutory rate	$8,133	$8,777	$9,371
State taxes, net of federal benefit	664	721	743
Non-deductible expenses	192	195	154
Manufacturing benefit	(613)	(586)	(595)
Change in valuation allowance	(334)	163	247
Other	(75)	(83)	(155)

	$7,967	$9,187	$9,765

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

11. Income Taxes (Continued)

        A summary of the composition of deferred income tax assets and liabilities was as follows:

	September 30,
	2015	2014
Current Deferred Income Tax Assets and Liabilities
Accounts receivable reserves	$370	$357
Inventory valuation adjustments	816	739
Accrued liabilities	(19)	126

	$1,167	$1,222

Non-Current Deferred Income Tax Assets
Goodwill and other intangible assets	$3,376	$3,692
Property, plant and equipment	1,372	1,095
Foreign net operating loss carryforwards	1,881	1,647
Foreign tax credit carryforwards	184	441

	6,813	6,875
Less valuation allowance	(1,881)	(1,981)

	$4,932	$4,894

        As of September 30, 2015 and 2014, the Company had foreign net operating loss carryforwards of $8,038 and $7,155, respectively. If not used, loss carryforwards of $3,031 will expire between 2016 and 2025 while $5,007 do not expire. As of September 30, 2015 and 2014, full valuation allowances were recorded of $1,881 and $1,647, respectively, as the Company believed it was not likely it would be able to utilize the loss carryforwards. The composition of the non-current deferred income tax assets as of September 30, 2014, has been revised from the prior year's presentation to include $1,647 of foreign net operating loss carryforwards and the associated valuation allowance. The Company has concluded that this revision is immaterial to the previously-issued financial statements.

        As of September 30, 2014, the Company recorded a valuation allowance of $334 against its non-current deferred tax asset resulting from foreign tax credit carryforwards. As of September 30, 2015, the Company released this valuation allowance as the Company believed it would be able to utilize the credit carryforwards.

        As of September 30, 2015 and 2014, the Company had no uncertain tax positions that required recognition or disclosure in its Consolidated Statements of Comprehensive Income.

        The Company files income tax returns in the United States federal jurisdiction, various U.S. state jurisdictions and certain foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for fiscal years before 2012. The Company is no longer subject to examination in any U.S. state jurisdiction or foreign jurisdiction for fiscal years prior to 2010.

12. Capital Stock

        Description of Capital Stock—At September 30, 2015 and 2014, the Company had two authorized classes of stock: Common stock and preferred stock, each with a par value of $0.01 per share.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

12. Capital Stock (Continued)

        Stock Option Plans—During the year ended September 30, 1998, the Company's Board of Directors adopted the 1998 Stock Incentive Plan. This plan provided for granting options to purchase common stock to executives, employees and consultants of the Company and its subsidiaries. Grants under this plan vested over a period of two to four years and expire no later than the tenth anniversary of the date of grant. In aggregate, 1,050,000 shares of common stock were reserved for issuance under this plan. As of September 30, 2015, no options to purchase shares of common stock were issued, outstanding and exercisable under this plan.

        During the year ended September 30, 1998, the Company's Board of Directors adopted the 1998 Non-Employee Director Stock Option Plan. This plan provided for granting options to purchase common stock to non-employee directors of the Company. Grants under this plan vested over a period of three years and expire no later than the tenth anniversary of the date of grant. In aggregate, 150,000 shares of common stock were reserved for issuance under this plan. As of September 30, 2015, no options to purchase shares of common stock were issued, outstanding and exercisable under this plan.

        On September 30, 2005, the Company terminated the 1998 Stock Incentive Plan and the 1998 Non-Employee Director Stock Option Plan. After September 30, 2005, no new awards of any kind will be granted under any of these plans. However, the termination of these plans did not have any effect on outstanding options. As of September 30, 2015, there were no outstanding, vested options under either of these plans.

        On January 28, 2013, stockholders approved the Nutraceutical International Corporation 2013 Long-Term Equity Incentive Plan (the "2013 Plan") and the reservation of 800,000 shares of the Company's common stock for issuance under the 2013 Plan. Equity awards available under the 2013 Plan include stock options, stock appreciation rights and restricted stock awards. The 2013 Plan provides a means through which the Company may attract and retain key personnel, including non-executive directors, and provides a means for directors, officers, employees, consultants and advisors to acquire and maintain an equity interest in the Company. The 2013 Plan will be administered by the Compensation Committee of the Board of Directors of the Company, which has the authority to determine the terms of the awards, determine the number of shares of the Company's common stock to be covered by the awards and make such other determinations as necessary in administering the 2013 Plan. The 2013 Plan will terminate on the tenth anniversary of its effective date. In conjunction with the Company's fiscal 2014 and fiscal 2013 incentive compensation (bonus) payments, 24,827 and 31,788 shares of the Company's common stock were issued, respectively. These non-cash stock awards were granted on December 11, 2014 and December 11, 2013 at a fair value of $504 and $775, respectively, with fair value being determined by the closing price of the Company's common stock on the grant date. These stock awards were registered, unrestricted and fully vested on the grant date. As of September 30, 2015, 743,385 shares of the Company's common stock were available for issuance under the 2013 Plan.

        As of September 30, 2015, no options to purchase shares of common stock were issued, outstanding and exercisable. The following table sets forth option activity under the 1998 Stock

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

12. Capital Stock (Continued)

Incentive Plan and the 1998 Non-Employee Director Stock Option Plan for the years ended September 30, 2013, 2014 and 2015:

	Number of Options	Average Price Per Share	Aggregate Option Price
Outstanding at October 1, 2012	218,000	$12.66	$2,760
Exercised	(175,500)	12.44	(2,183)

Outstanding at September 30, 2013	42,500	13.59	577
Exercised	(10,000)	11.53	(115)

Outstanding at September 30, 2014	32,500	14.22	462
Exercised	(32,500)	14.22	(462)

Outstanding at September 30, 2015	—		$—

        Options granted were issued at exercise prices that represented the quoted market price of common stock at the respective grant dates.

        During the years ended September 30, 2015, 2014 and 2013, the Company received proceeds of $462, $115 and $2,183, respectively, related to the exercise of stock options. During these same periods, the Company recorded tax benefits of $84, $51 and $453, respectively, and optionees realized aggregate pre-tax gains of $219, $133 and $1,173, respectively, from these stock option exercises.

        Share Purchase Program—Prior to fiscal 2015, the Company's Board of Directors approved a share purchase program authorizing the Company to buy up to 4,500,000 shares of common stock of the Company. During fiscal 2015, the Company purchased 250,763 shares at an aggregate price of $5,319. During fiscal 2014, the Company purchased 210,841 shares at an aggregate price of $5,067. During fiscal 2013, the Company purchased 184,020 shares at an aggregate price of $3,110. All shares of common stock held in treasury were retired prior to September 30 in the respective fiscal year of purchase except at September 30, 2015 and 2014 the Company held 2,000 and 1,000 shares of common stock in treasury, respectively. As of September 30, 2015, the Company was permitted to purchase up to 481,261 additional shares under its approved share purchase program. The shares available for repurchase at September 30, 2015 have no expiration date. The Company accounts for treasury shares using the cost method.

        Direct Stock Purchase Plan—In October 2007, the Company registered a direct stock purchase plan with the Securities and Exchange Commission. The purpose of this direct stock purchase plan is to provide a convenient way for existing stockholders, as well as new investors, to purchase shares of the Company's common stock. A total of 1,500,000 shares of the Company's common stock were registered under the plan with 4,291 and 3,770 shares purchased for the years ended September 30, 2015 and 2014, respectively. As of September 30, 2015, there were 1,377,444 shares of common stock available for purchase under this plan.

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

        Net sales attributed to customers in the United States and foreign countries for the years ended September 30, 2015, 2014 and 2013 were as follows:

	Year Ended September 30,
	2015	2014	2013
United States	$189,505	$185,729	$180,934
Foreign countries	26,974	28,745	27,463

	$216,479	$214,474	$208,397

        Certain net sales attributed to customers in the United States are sold to customers who in turn may sell such products to customers in foreign countries while certain net sales attributed to customers in foreign countries are sold to customers who in turn may sell such products to customers in the United States.

        The Company's net sales by product group for the years ended September 30, 2015, 2014 and 2013 were as follows:

	Year Ended September 30,
	2015	2014	2013
Branded nutritional supplements and other natural products	$195,897	$193,837	$188,871
Other(1)	20,582	20,637	19,526

	$216,479	$214,474	$208,397

(1)
Net sales for any other product or group of similar products are less than 10% of consolidated net sales.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

15. Employee Benefit Plans

        401(k) Plan—The Company has a 401(k) defined contribution profit sharing plan that covers substantially all employees. Under the plan, employees may contribute up to 75% of their compensation subject to certain exceptions and limitations. In addition, employees who meet certain age requirements may contribute additional amounts permitted by law under the plan. The Company makes matching contributions to the plan up to the first 4% of employee contributions and is permitted to make discretionary contributions under the plan. The amounts contributed to the plan by the Company were $936, $890 and $911 for the years ended September 30, 2015, 2014 and 2013, respectively.

16. Supplemental Disclosure of Cash Flow Items

        Cash paid by the Company for interest was $966, $1,163 and $1,178 for the years ended September 30, 2015, 2014 and 2013, respectively. Cash paid by the Company for taxes was $7,172, $8,966 and $8,135 for the years ended September 30, 2015, 2014 and 2013, respectively.

        In conjunction with the Company's fiscal 2014 and fiscal 2013 incentive compensation (bonus) payments, non-cash stock awards of 24,827 and 31,788 shares of the Company's common stock were issued, respectively. These non-cash stock awards were granted on December 11, 2014 and December 11, 2013 at an aggregate fair value of $504 and $775, respectively.

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

        The Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the losses related to individual regulatory and legal matters in which the Company is presently involved are not probable and no estimate can be made of the range of potential gains or losses. While incapable of estimation, in the opinion of management, the individual regulatory and legal matters in which the Company is presently involved are not expected to have a material adverse effect on the Company's financial position, results of operations or cash flows. However, the aggregate liability of the Company arising from regulatory and legal proceedings related to these matters or future matters could have a material effect on the Company's financial position, results of operations or cash flows.

18. Subsequent Events

        On October 6, 2015, the Company acquired certain operating assets of Dynamic Health Laboratories Inc., a manufacturer of primarily organic and natural liquid nutritional products, for approximately $19,000 in cash. The primary assets acquired included accounts receivable, inventory, prepaid expenses, property, plant and equipment, trademarks/tradenames, customer relationships and goodwill. As of the date of these financial statements, the Company is determining the fair value of the acquired assets and the related allocation of the aggregate purchase price.

NUTRACEUTICAL INTERNATIONAL CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(dollars in thousands)
September 30, 2015
Deducted from related asset account:
Allowance for sales returns	$763	$4,033	$—	$4,045	$751
Allowance for doubtful accounts	471	45	—	183	333
Allowance for deferred tax assets	1,981	(100)	—	—	1,881
September 30, 2014
Deducted from related asset account:
Allowance for sales returns	788	4,151	—	4,176	763
Allowance for doubtful accounts	864	(250)	—	143	471
Allowance for deferred tax assets(1)	1,653	328	—	—	1,981
September 30, 2013
Deducted from related asset account:
Allowance for sales returns	871	4,023	—	4,106	788
Allowance for doubtful accounts	1,017	—	—	153	864
Allowance for deferred tax assets(1)	1,056	597	—	—	1,653

(1)
The beginning balances of the allowance for deferred tax assets for fiscal 2014 and fiscal 2013 have been revised from the prior year's presentation by $1,406 and $1,056, respectively, to include the full valuation allowance related to the Company's foreign net operating loss carryforwards. The amounts charged to costs and expenses for the allowance for deferred tax assets for fiscal 2014 and 2013 have been revised from the prior year's presentation by $241 and $350, respectively, for the change in the valuation allowance related to the Company's foreign net operating loss carryforwards. The ending balances of the allowance for deferred tax assets for fiscal 2014 and fiscal 2013 have been revised from the prior year's presentation by $1,647 and $1,406, respectively, to include the changes in the valuation allowance related to the Company's foreign net operating loss carryforwards. The Company has concluded that these revisions are immaterial to the previously-issued financial statements.

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