Form 10-Q
period 2015-12-31
NUTRACEUTICAL INTERNATIONAL CORP
filed 2016-01-28
CIK 1050007

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the Quarterly Period Ended December 31, 2015

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

        At January 26, 2016, the registrant had 9,418,419 shares of common stock outstanding.

NUTRACEUTICAL INTERNATIONAL CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)

	December 31, 2015	September 30, 2015(1)
ASSETS
Current assets:
Cash	$5,344	$4,615
Accounts receivable, net	18,365	16,798
Inventories	61,843	59,440
Prepaid expenses and other current assets	3,899	4,195
Deferred income taxes	1,176	1,167

Total current assets	90,627	86,215
Property, plant and equipment, net	77,908	77,645
Goodwill	30,925	24,384
Intangible assets, net	24,651	17,605
Deferred income taxes	3,473	4,932
Other non-current assets	1,632	1,668

Total assets	$229,216	$212,449

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,211	$14,023
Accrued expenses	4,452	6,505

Total current liabilities	17,663	20,528
Long-term debt	48,000	31,500
Other non-current liabilities	178	174

Total liabilities	65,841	52,202

Stockholders' equity:
Common stock	95	95
Additional paid-in capital	5,879	6,961
Retained earnings	157,859	153,618
Accumulated other comprehensive income	(458)	(379)
Treasury stock	—	(48)

Total stockholders' equity	163,375	160,247

Total liabilities and stockholders' equity	$229,216	$212,449

(1)
The condensed consolidated balance sheet as of September 30, 2015 has been prepared using information from the audited financial statements at that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(dollars in thousands, except per share data)

	Three months ended December 31,
	2015	2014
Net sales	$55,959	$53,044
Cost of sales	27,851	27,189

Gross profit	28,108	25,855
Operating expenses
Selling, general and administrative	20,342	19,554
Amortization of intangible assets	981	732

Income from operations	6,785	5,569
Interest and other expense, net	274	297

Income before provision for income taxes	6,511	5,272
Provision for income taxes	2,270	1,921

Net income	$4,241	$3,351
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	(79)	(221)

Comprehensive income	$4,162	$3,130

Net income per common share
Basic	$0.45	$0.35
Diluted	0.45	0.35
Weighted average common shares outstanding
Basic	9,459,470	9,653,113
Dilutive effect of stock options	—	6,894

Diluted	9,459,470	9,660,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Three months ended December 31,
	2015	2014
Cash flows from operating activities:
Net income	$4,241	$3,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,482	3,239
Amortization of deferred financing fees	31	36
Losses on disposals of property, plant and equipment	—	1
Deferred income taxes	1,450	(75)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(365)	47
Inventories	(146)	907
Prepaid expenses and other current assets	658	(11)
Other non-current assets	(2)	60
Accounts payable	(853)	(2,817)
Accrued expenses	(1,558)	(1,735)
Other non-current liabilities	4	4

Net cash provided by operating activities	6,942	3,007

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,079)	(2,634)
Acquisitions of businesses	(19,026)	(81)

Net cash used in investing activities	(21,105)	(2,715)

Cash flows from financing activities:
Proceeds from debt	20,000	1,000
Payments on debt	(3,500)	(2,000)
Payments of deferred financing fees	—	(420)
Proceeds from issuances of common stock	14	25
Purchases of common stock for treasury	(1,604)	(1,074)

Net cash provided by (used in) financing activities	14,910	(2,469)

Effect of exchange rate changes on cash	(18)	(132)

Net increase (decrease) in cash	729	(2,309)
Cash at beginning of period	4,615	6,232

Cash at end of period	$5,344	$3,923

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

        The Company manufactures and sells nutritional supplements and other natural products under numerous brands, including Solaray®, KAL®, Dynamic Health™, Nature's Life®, LifeTime®, Natural Balance®, NaturalCare®, Health from the Sun®, Pioneer®, Nutra BioGenesis™, Life-flo®, Organix South®, Heritage Store® and Monarch Nutraceuticals™.

        The Company owns neighborhood natural food markets, which operate under the trade names The Real Food Company™, Thom's Natural Foods™, Cornucopia Community Market™ and Granola's™. The Company also owns health food stores, which operate under various trade names, including Fresh Vitamins™ and Peachtree Natural Foods®.

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring adjustments, to state fairly the consolidated financial position of the Company as of December 31, 2015, the results of its operations for the three months ended December 31, 2015 and 2014 and its cash flows for the three months ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information applied on a consistent basis. Results for the three months ended December 31, 2015 are not necessarily indicative of the results to be expected for the full fiscal year.

        Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with US GAAP have been omitted. Accordingly, these financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 30, 2015, which was filed with the Securities and Exchange Commission on November 19, 2015.

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

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

1. BASIS OF PRESENTATION (Continued)

New Accounting Standards

        In November 2015, the Financial Accounting Standards Board ("FASB") issued authoritative guidance, which is included in Accounting Standards Codification ("ASC") 740, "Income Taxes." This guidance simplifies the presentation of deferred income taxes and requires that deferred tax assets and liabilities be classified as noncurrent in the classified statement of financial position. This guidance is effective for the Company as of October 1, 2017 and is not expected to have a material impact on the consolidated financial statements as the guidance only changes the classification of deferred income taxes.

        In September 2015, the FASB issued authoritative guidance, which is included in ASC 805, "Business Combinations." This guidance simplifies the accounting for measurement-period adjustments and is effective for the Company as of October 1, 2016. The Company is currently evaluating the impact this standard may have on its consolidated financial statements.

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

2. ACCOUNTS RECEIVABLE

        Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	December 31, 2015	September 30, 2015
Accounts receivable	$19,417	$17,882
Less allowances	(1,052)	(1,084)

	$18,365	$16,798

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

3. INVENTORIES

        Inventories were comprised of the following:

	December 31, 2015	September 30, 2015
Raw materials	$26,137	$23,106
Work-in-process	10,299	9,755
Finished goods	25,407	26,579

	$61,843	$59,440

4. ACQUISITIONS

        During the three months ended December 31, 2015, the Company made one acquisition of a business. On October 6, 2015, the Company acquired certain operating assets of Dynamic Health Laboratories, Inc. ("Dynamic Health"), a manufacturer of primarily organic and natural liquid nutritional products, for $19,026 in cash.

        During the three months ended December 31, 2014, the Company made one acquisition of a business. On November 18, 2014, the Company acquired certain operating assets of Agape Health Products for $81 in cash.

        The Condensed Consolidated Statements of Comprehensive Income and the Condensed Consolidated Statements of Cash Flows presented herein include the activities of these acquired businesses from their respective dates of acquisition. Since the date of acquisition, net sales of $3,858 and gross profit of $1,527 for Dynamic Health were included in the Condensed Consolidated Statements of Comprehensive Income for the three months ended December 31, 2015. The Company tracks selling, general and administrative expenses on a consolidated basis, not on a brand-by-brand basis. As a result, the disclosure of any results after gross profit is impracticable. The expected long-term sales and expense synergies of acquired businesses generally are not realized immediately following acquisition, as certain transition and integration matters must be completed.

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

aggregate purchase price for the fiscal 2016 acquisition and the final allocation of the aggregate purchase price for the fiscal 2015 acquisition to the aggregate assets acquired:

	Fiscal 2016 Acquisition	Fiscal 2015 Acquisition
Aggregate assets acquired:
Current assets	$3,821	$41
Property, plant and equipment	644	—
Goodwill	6,541	—
Intangible assets	8,020	40

	$19,026	$81

        The fiscal 2016 and fiscal 2015 acquired intangible assets totaling $8,020 and $40, respectively, related to trademarks, tradenames and customer relationships, and are being amortized over periods of six to fifteen years for financial statement purposes. The fiscal 2016 and fiscal 2015 acquired intangible assets are expected to be deductible for tax purposes over fifteen years. Goodwill, which is not subject to amortization for financial statement purposes, of $6,541 for fiscal 2016, is expected to be deductible for tax purposes over fifteen years.

        The results of Dynamic Health have been included in the consolidated financial statements from the date of acquisition (October 6, 2015). The following table provides unaudited pro forma information for the three months ended December 31, 2014, as if the acquisition of Dynamic Health had been completed on October 1, 2014. Pro forma information was not provided for the three months ended December 31, 2015 as the acquisition was completed near the beginning of this period and the pro forma results are not materially different than actual results. The information has been provided for illustrative purposes only and is not necessarily indicative of the actual results that would have been achieved by the Company for the period presented or that will be achieved in the future. The pro forma information has been adjusted to give effect to items directly attributable to the Dynamic Health acquisition. These adjustments include acquisition costs, amortization expense associated with acquired intangible assets, interest expense associated with borrowings on the Company's revolving credit facility to fund the acquisition, application of the Company's depreciable lives policy for property, plant and equipment, elimination of intercompany transactions and any consequential tax effects.

Three Months Ended December 31, 2014
Net sales	$57,621
Net income	$3,419

        This information has not been adjusted to reflect any changes in the operations of the business subsequent to acquisition. Changes in the operations of the acquired business may include, but are not limited to, discontinuation of certain customers and/or products, application of the Company's pricing and credit policies, integration of systems and personnel, changes in manufacturing processes, relocation of facilities, potential cost synergies and changes in marketing and sales programs. Due to these changes, future results could be materially different than the pro forma information provided.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

5. GOODWILL AND INTANGIBLE ASSETS

        The change in the carrying amount of goodwill from September 30, 2015 to December 31, 2015 was as follows:

	Goodwill	Accumulated Impairment	Net
Balance as of October 1, 2015	$64,778	$(40,394)	$24,384
Goodwill attributable to fiscal 2016 acquisition	6,541	—	6,541

Balance as of December 31, 2015	71,319	(40,394)	30,925

        The carrying amounts of intangible assets at December 31, 2015 and September 30, 2015 were as follows:

	December 31, 2015			September 30, 2015			Weighted- Average Amortization Period (Years)
	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount
Intangible assets subject to amortization:
Trademarks/tradenames/licenses	$13,555	$(2,277)	$11,278	$12,470	$(1,966)	$10,504	11
Customer relationships/non-compete agreements	23,815	(10,442)	13,373	16,836	(9,773)	7,063	7
Developed software and technology	772	(772)	—	772	(772)	—	5

	38,142	(13,491)	24,651	30,078	(12,511)	17,567
Intangible assets not subject to amortization:
Trademarks/tradenames/licenses	—	—	—	38	—	38

	$38,142	$(13,491)	$24,651	$30,116	$(12,511)	$17,605

(1)
Amounts include the impact of foreign currency translation adjustments.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

5. GOODWILL AND INTANGIBLE ASSETS (Continued)

        Estimated future amortization expense related to the December 31, 2015 net carrying amount of $24,651 for intangible assets subject to amortization is as follows:

Year Ending September 30,	Estimated Amortization Expense
2016(1)	$2,898
2017	3,506
2018	3,315
2019	2,888
2020	2,799
Thereafter	9,245

$24,651

(1)
Estimated amortization expense for the year ending September 30, 2016 includes only amortization to be recorded after December 31, 2015.

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

6. DEBT

        Debt was comprised of the following:

	December 31, 2015	September 30, 2015
Long-term debt—revolving credit facility	$48,000	$31,500

        The carrying value of the Company's debt approximates fair value at December 31, 2015 and September 30, 2015. Estimated fair values for debt have been determined based on borrowing rates currently available to the Company for bank loans with similar terms and maturities and are classified as Level 2 (significant observable inputs other than quoted prices) in the FASB's fair value hierarchy.

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

        At December 31, 2015, the Company had outstanding revolving credit borrowings of $48,000 under the Credit Agreement. Borrowings under the Credit Agreement are collateralized by substantially all assets of the Company. At the Company's election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a Base Rate plus a variable margin. Base Rate is the higher of: (i) the Prime Lending Rate, (ii) the Federal Funds Rate plus 0.5% or (iii) the one-month Eurodollar Rate multiplied by the Statutory Reserve Rate plus 1.0% (capitalized terms are defined in the Credit Agreement, a copy of which was filed with the Securities and Exchange Commission on November 5, 2014). At December 31, 2015, the applicable weighted-average interest rate for outstanding borrowings was 1.66%. The Company is also required to pay a variable quarterly fee on the unused balance under the Credit Agreement. At December 31, 2015, the applicable rate was 0.25%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on Base Rate borrowings is payable quarterly. The Credit Agreement matures on November 4, 2019, and the Company is required to repay all principal and interest outstanding under the Credit Agreement on such date.

        The Credit Agreement contains restrictive covenants, including limitations on incurring other indebtedness and requirements that the Company maintain certain financial ratios. As of December 31, 2015, the Company was in compliance with the restrictive covenants. Upon the occurrence of a default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring the Company to repay all amounts outstanding under the Credit Agreement.

7. SHARE PURCHASES

        During the three months ended December 31, 2015 and 2014, the Company purchased 65,411 and 48,562 shares of common stock for an aggregate price of $1,604 and $1,074, respectively. All of these shares of common stock held in treasury were retired prior to December 31 in the respective quarter of purchase. As of December 31, 2015, the Company was permitted to purchase up to 415,850 additional shares under its approved purchase plan, with no expiration date or restrictions. The Company accounts for treasury shares using the cost method.

8. STOCK OPTIONS AND OTHER EQUITY AWARDS

        As of December 31, 2015, the Company had no outstanding options to purchase shares of common stock, as all previously issued options were exercised or expired prior to September 30, 2015. There were no stock options exercised during the three months ended December 31, 2014.

        No options to purchase shares of common stock for the three months ended December 31, 2014 were excluded from the computation of diluted earnings per share because none of the stock options were anti-dilutive.

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

8. STOCK OPTIONS AND OTHER EQUITY AWARDS (Continued)

        On January 28, 2013, stockholders approved the Nutraceutical International Corporation 2013 Long-Term Equity Incentive Plan (the "2013 Plan") and the reservation of 800,000 shares of the Company's common stock for issuance under the 2013 Plan. Equity awards available under the 2013 Plan include stock options, stock appreciation rights and stock awards. In conjunction with the Company's fiscal 2015 and fiscal 2014 incentive compensation (bonus) payments, 22,664 and 24,827 shares of the Company's common stock were issued, respectively. These non-cash stock awards were granted on December 11, 2015 and December 11, 2014 at an aggregate fair value of $556 and $504, respectively, with fair value being determined by the closing price of the Company's common stock on the grant date. These stock awards were registered, unrestricted and fully vested on the grant date. As of December 31, 2015, 720,721 shares of the Company's common stock were available for issuance under the 2013 Plan.

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

        Net sales attributed to customers in the United States and foreign countries for the three months ended December 31, 2015 and 2014 were as follows:

	Three Months Ended December 31,
	2015	2014
United States	$50,050	$46,725
Foreign countries	5,909	6,319

	$55,959	$53,044

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

NUTRACEUTICAL INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(dollars in thousands, except per share data)

9. SEGMENTS (Continued)

        The Company's net sales by product group for the three months ended December 31, 2015 and 2014 were as follows:

	Three Months Ended December 31,
	2015	2014
Branded nutritional supplements and other natural products	$50,499	$47,088
Other(1)	5,460	5,956

	$55,959	$53,044

(1)
Net sales for any other product or group of similar products are less than 10% of consolidated net sales.

        In October 2015, the Company made a decision to classify certain net sales in the other product group that were previously included in the branded nutritional supplements and other natural products group. As a result of this decision, the other product group net sales amount for the three months ended December 31, 2014 has been increased by $789 from the prior year's presentation.

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

        We manufacture and sell nutritional supplements and other natural products under numerous brands, including Solaray®, KAL®, Dynamic Health™, Nature's Life®, LifeTime®, Natural Balance®, NaturalCare®, Health from the Sun®, Pioneer®, Nutra BioGenesis™, Life-flo®, Organix South®, Heritage Store® and Monarch Nutraceuticals™.

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

        Goodwill and Intangible Assets—Goodwill and intangible assets require estimates and judgments in determining the initial recognition and measurement, including factors and assumptions used in determining fair values and useful lives. Intangible assets with finite useful lives are amortized and are reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested annually for impairment and when events or changes in circumstances indicate the carrying value may not be recoverable. We perform our annual impairment testing as of September 30 each year, which is the last day of our fiscal year.

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

Results of Operations

        The following table sets forth certain Consolidated Statements of Comprehensive Income data as a percentage of net sales for the periods indicated:

	Three Months Ended December 31,
	2015	2014
Net sales	100.0%	100.0%
Cost of sales	49.8%	51.3%

Gross profit	50.2%	48.7%
Selling, general and administrative	36.4%	36.9%
Amortization of intangible assets	1.8%	1.4%

Income from operations	12.0%	10.4%
Interest and other expense, net	0.4%	0.5%

Income before provision for income taxes	11.6%	9.9%
Provision for income taxes	4.0%	3.6%

Net income	7.6%	6.3%

Adjusted EBITDA(1)	18.3%	16.6%

(1)
See "—Adjusted EBITDA."

Comparison of the Three Months Ended December 31, 2015 to the Three Months Ended December 31, 2014

        Net Sales.    Net sales increased by $3.0 million, or 5.5%, to $56.0 million for the three months ended December 31, 2015 (the "first quarter of fiscal 2016") from $53.0 million for the three months ended December 31, 2014 (the "first quarter of fiscal 2015"). Net sales of branded nutritional supplements and other natural products increased by $3.5 million, or 7.2%, to $50.5 million for the first quarter of fiscal 2016, compared to $47.0 million for the first quarter of fiscal 2015. The increase in net sales of branded nutritional supplements and other natural products was primarily related to the net sales contributions of the fiscal 2015 and fiscal 2016 acquisitions and, to a lesser extent, price increases of $1.6 million, partially offset by a decrease in sales volume of branded products to certain customers. Other net sales were $5.5 million for the first quarter of fiscal 2016 and $6.0 million for the first quarter of fiscal 2015.

        Gross Profit.    Gross profit increased by $2.2 million, or 8.7%, to $28.1 million for the first quarter of fiscal 2016 from $25.9 million for the first quarter of fiscal 2015. As a percentage of net sales, gross profit increased to 50.2% for the first quarter of fiscal 2016 from 48.7% for the first quarter of fiscal

2015. This increase in gross profit was primarily related to the increase in net sales and, to a lesser extent, a decrease in certain manufacturing overhead costs.

        Selling, General and Administrative.    Selling, general and administrative expenses increased by $0.7 million, or 4.0%, to $20.3 million for the first quarter of fiscal 2016 from $19.6 million for the first quarter of fiscal 2015. This increase in selling, general and administrative expenses was primarily attributable to operational and transition costs related to the fiscal 2015 and fiscal 2016 acquisitions. As a percentage of net sales, selling, general and administrative expenses were 36.4% for the first quarter of fiscal 2016 and 36.9% for the first quarter of fiscal 2015.

        Amortization of Intangible Assets.    Amortization of intangible assets was $1.0 million for first quarter of fiscal 2016 and $0.7 million for the first quarter of fiscal 2015. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.

        Interest and Other Expense, Net.    Net interest and other expense was $0.3 million for both the first quarter of fiscal 2016 and fiscal 2015 and primarily consisted of interest expense on indebtedness under our revolving credit facility.

        Provision for Income Taxes.    Our effective tax rate was 34.9% for the first quarter of fiscal 2016 and 36.4% for the first quarter of fiscal 2015. The decrease in the effective tax rate was primarily related to the federal reinstatement of the credit for increasing research activities.

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

        The following table sets forth a reconciliation of net income to Adjusted EBITDA for each period included herein:

	Three Months Ended December 31,
	2015	2014
	(dollars in thousands)
Net income	$4,241	$3,351
Provision for income taxes	2,270	1,921
Interest and other expense, net(1)	274	297
Depreciation and amortization	3,482	3,239

Adjusted EBITDA	$10,267	$8,808

(1)
Includes amortization of deferred financing fees.

        Our Adjusted EBITDA increased to $10.3 million for the first quarter of fiscal 2016 from $8.8 million for the first quarter of fiscal 2015. Adjusted EBITDA as a percentage of net sales increased to 18.3% for the first quarter of fiscal 2016 from 16.6% for the first quarter of fiscal 2015.

Seasonality

        We believe that our business is characterized by minor seasonality. However, sales to any particular customer or of any particular product can vary substantially from one quarter to the next based on such factors as industry trends, timing of promotional discounts, domestic and international economic conditions and acquisition-related activities. Excluding the effect of acquisitions, we have historically recorded higher branded product sales volume during the second fiscal quarter (January through March) due to increased interest in health-related products among consumers following the holiday season.

Liquidity and Capital Resources

        We had working capital of $73.0 million as of December 31, 2015, compared to $65.7 million as of September 30, 2015. The increase in working capital was primarily the result of increases in accounts receivable and inventories and a decrease in accrued expenses.

        Net cash provided by operating activities for the three months ended December 31, 2015 was $6.9 million, compared to $3.0 million for the comparable period in fiscal 2015. This increase in net cash provided by operating activities for the three months ended December 31, 2015 was primarily attributable to an increase in net income as well as changes in operating assets and liabilities.

        Net cash used in investing activities was $21.1 million for the three months ended December 31, 2015, compared to $2.7 million for the comparable period in fiscal 2015. Our investing activities consisted of acquisitions of businesses and capital expenditures. The capital expenditures primarily related to buildings, building improvements, distribution and manufacturing equipment and information systems.

        During the three months ended December 31, 2015, we made one acquisition of a business. On October 6, 2015, we acquired certain operating assets of Dynamic Health Laboratories, Inc., a manufacturer of primarily organic and natural liquid nutritional products, for $19.0 million in cash.

        During the three months ended December 31, 2014, we made one acquisition of a business. On November 18, 2014, we acquired certain operating assets of Agape Health Products for $0.1 million in cash.

        Net cash provided by financing activities was $14.9 million for the three months ended December 31, 2015 and net cash used in financing activities was $2.5 million for the comparable period in fiscal 2015. During these periods, financing activities primarily related to borrowings and repayments under our revolving credit facility, payments of deferred financing fees, purchases of common stock for treasury and proceeds from the issuance of common stock related to the direct stock purchase plan. During the three months ended December 31, 2015, net borrowings under our revolving credit facility were $16.5 million and primarily related to the acquisition of certain operating assets of Dynamic Health Laboratories, Inc.

        In October 2007, we registered a direct stock purchase plan with the Securities and Exchange Commission. The purpose of this direct stock purchase plan is to provide a convenient way for existing stockholders, as well as new investors, to purchase shares of our common stock. A total of 1,500,000 shares of our common stock were registered under the plan, with 606 shares purchased during the three months ended December 31, 2015. As of December 31, 2015, there were 1,376,838 shares of common stock available for purchase.

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

        At December 31, 2015, we had outstanding revolving credit borrowings of $48.0 million under the Credit Agreement. Borrowings under the Credit Agreement are collateralized by substantially all of our assets. At our election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a Base Rate plus a variable margin. Base Rate is the higher of: (i) the Prime Lending Rate, (ii) the Federal Funds Rate plus 0.5% or (iii) the one-month Eurodollar Rate multiplied by the Statutory Reserve Rate plus 1.0% (capitalized terms are defined in the Credit Agreement, a copy of which was filed with the Securities and Exchange Commission on November 5, 2014). At December 31, 2015, the applicable weighted-average interest rate for outstanding borrowings was 1.66%. We are also required to pay a quarterly fee on the unused balance under the Credit Agreement. At December 31, 2015, the applicable rate was 0.25%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The Credit Agreement matures on November 4, 2019, and we are required to repay all principal and interest outstanding under the Credit Agreement on such date.

        The Credit Agreement contains restrictive covenants, including limitations on incurring certain other indebtedness and requirements that we maintain certain financial ratios. As of December 31, 2015, we were in compliance with the restrictive covenants. Upon the occurrence of a default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring us to repay all amounts outstanding under the Credit Agreement.

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

Contractual Obligations and Other Commitments

        Our significant non-cancelable contractual obligations and other commitments as of December 31, 2015 were as follows:

	Payments Due By Period
Contractual Obligations and Other Commitments	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(dollars in thousands)
Revolving credit facility	$48,000	$—	$—	$48,000	$—
Interest on revolving credit facility(a)	3,676	956	1,911	809	—
Operating leases	6,600	3,972	2,014	564	50

Total	$58,276	$4,928	$3,925	$49,373	$50

(a)
Represents estimated interest obligations associated with our outstanding revolving credit facility balance of $48.0 million at December 31, 2015, assuming no principal payments are made before maturity, a weighted-average interest rate of 1.66% and an underutilization fee rate of 0.25%.

Off-Balance Sheet Arrangements

        Our operating lease commitments are disclosed in the Contractual Obligations and Other Commitments table above. As of December 31, 2015, we had no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material effect on our consolidated financial statements.

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

Important factors that may cause our results to differ from these forward-looking statements include, but are not limited to: (i) changes in or new government regulations or increased enforcement of the same including adverse determinations by regulators; (ii) unavailability of desirable acquisitions, inability to complete them or inability to integrate them; (iii) increased costs, including from increased raw material or energy prices; (iv) changes in general worldwide economic or political conditions; (v) adverse publicity or negative consumer perception regarding nutritional supplements; (vi) issues with obtaining raw materials of adequate quality or quantity; (vii) litigation and claims, including product liability, intellectual property and other types; (viii) disruptions from or following acquisitions including the loss of customers; (ix) increased competition; (x) slow or negative growth in the nutritional supplement industry or the healthy foods channel; (xi) the loss of key personnel or the inability to manage our operations efficiently; (xii) problems with information management systems, manufacturing efficiencies and operations, including system interruptions and security/cybersecurity breaches; (xiii) insurance coverage issues; (xiv) the volatility of the stock market generally and of our stock specifically; (xv) increases in the cost of borrowings or unavailability of additional debt or equity capital, or both, or fluctuations in foreign currencies; and (xvi) interruption of business or negative impact on sales and earnings due to acts of God, acts of war, terrorism, bio-terrorism, civil unrest and other factors outside of our control.

        We undertake no obligation to update or revise publicly any forward-looking statements to reflect new information, events or circumstances occurring after the date of this Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        At our election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a Base Rate plus a variable margin. Base Rate is the higher of: (i) the Prime Lending Rate, (ii) the Federal Funds Rate plus 0.5% or (iii) the one-month Eurodollar Rate multiplied by the Statutory Reserve Rate plus 1.0%. At December 31, 2015, the applicable weighted-average interest rate for borrowings was 1.66% and we had total borrowings outstanding of $48.0 million. A hypothetical 100 basis point change in interest rates would not have had a material impact on our reported net income or cash flows for the three months ended December 31, 2015 and 2014.

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

        As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on the foregoing, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2015.

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

Item 1A.    Risk Factors

        There have been no material changes in our risk factors from those disclosed in our 2015 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        We did not sell any unregistered equity securities during the quarterly period ended December 31, 2015.

        Prior to fiscal 2016, our Board of Directors approved a share purchase program authorizing us to buy up to 4,500,000 shares of our common stock. As of December 31, 2015, there were 415,850 shares available for purchase under this program. The shares available for purchase under this program have no expiration date. Purchases under this program during the three months ended December 31, 2015 occurred in October, November and December as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1 - 31, 2015	22,000	$23.74	22,000
November 1 - 30, 2015	20,000	24.56	20,000
December 1 - 31, 2015	23,411	25.25	23,411

	65,411	24.53	65,411	415,850

Item 6.    Exhibits

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document(1)
101.SCH	XBRL Taxonomy Extension Schema Document(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)
Filed herewith.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEUTICAL INTERNATIONAL CORPORATION (Registrant)
Date: January 28, 2016	By:	/s/ CORY J. MCQUEEN Cory J. McQueen Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)