Form 10-Q
period 2016-06-30
NUTRACEUTICAL INTERNATIONAL CORP
filed 2016-07-28
CIK 1050007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the Quarterly Period Ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
At July 26, 2016, the registrant had 9,215,236 shares of common stock outstanding.

NUTRACEUTICAL INTERNATIONAL CORPORATION

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements
NUTRACEUTICAL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30, 2016	September 30, 2015 (1)
ASSETS
Current assets:
Cash	$3,573	$4,615
Accounts receivable, net	20,577	16,798
Inventories	63,945	59,440
Prepaid expenses and other current assets	3,413	4,195
Deferred income taxes	1,233	1,167
Total current assets	92,741	86,215

Property, plant and equipment, net	83,399	77,645
Goodwill	30,925	24,384
Intangible assets, net	23,190	17,605
Deferred income taxes	4,758	4,932
Other non-current assets	1,582	1,668
Total assets	$236,595	$212,449
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,098	$14,023
Accrued expenses	7,117	6,505
Total current liabilities	21,215	20,528

Long-term debt	46,000	31,500
Other non-current liabilities	192	174
Total liabilities	67,407	52,202
Stockholders' equity:
Common stock	93	95
Additional paid-in capital	1,250	6,961
Retained earnings	168,506	153,618
Accumulated other comprehensive income	(514)	(379)
Treasury stock	(147)	(48)
Total stockholders' equity	169,188	160,247
Total liabilities and stockholders' equity	$236,595	$212,449

(1)	The condensed consolidated balance sheet as of September 30, 2015 has been prepared using information from the audited financial statements at that date.
The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net sales	$60,836	$54,382	$176,287	$162,830
Cost of sales	29,416	27,955	86,430	83,293
Gross profit	31,420	26,427	89,857	79,537
Operating expenses
Selling, general and administrative	21,895	19,061	64,016	58,404
Amortization of intangible assets	988	729	2,968	2,189
Income from operations	8,537	6,637	22,873	18,944
Interest and other expense, net	326	257	922	827
Income before provision for income taxes	8,211	6,380	21,951	18,117
Provision for income taxes	2,182	1,930	7,063	6,220
Net income	$6,029	$4,450	$14,888	$11,897
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(118)	112	(135)	(218)
Comprehensive income	$5,911	$4,562	$14,753	$11,679
Net income per common share
Basic	$0.65	$0.47	$1.59	$1.24
Diluted	0.65	0.47	1.59	1.24
Weighted average common shares outstanding
Basic	9,310,097	9,561,008	9,390,765	9,612,171
Dilutive effect of stock options	—	2,991	—	4,920
Diluted	9,310,097	9,563,999	9,390,765	9,617,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$14,888	$11,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,599	9,702
Amortization of deferred financing fees	94	99
Losses on disposals of property, plant and equipment	9	9
Tax benefit from stock option exercises	—	(55)
Deferred income taxes	108	925
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(2,439)	964
Inventories	(1,683)	(1,340)
Prepaid expenses and other current assets	1,196	605
Other non-current assets	(91)	(107)
Accounts payable	(277)	(761)
Accrued expenses	1,037	(774)
Other non-current liabilities	18	19
Net cash provided by operating activities	23,459	21,183
Cash flows from investing activities:
Purchases of property, plant and equipment	(6,394)	(6,523)
Acquisitions of businesses	(26,235)	(1,266)
Net cash used in investing activities	(32,629)	(7,789)
Cash flows from financing activities:
Proceeds from debt	27,000	2,500
Payments on debt	(12,500)	(13,500)
Payments of deferred financing fees	—	(420)
Proceeds from issuances of common stock	60	432
Purchases of common stock for treasury	(6,428)	(3,618)
Tax benefit from stock option exercises	—	55
Net cash provided by (used in) financing activities	8,132	(14,551)
Effect of exchange rate changes on cash	(4)	(173)
Net decrease in cash	(1,042)	(1,330)
Cash at beginning of period	4,615	6,232
Cash at end of period	$3,573	$4,902

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring adjustments, to state fairly the consolidated financial position of the Company as of June 30, 2016, the results of its operations for the three and nine months ended June 30, 2016 and 2015 and its cash flows for the nine months ended June 30, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information applied on a consistent basis. Results for the three and nine months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full fiscal year.
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
2. ACCOUNTS RECEIVABLE
Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	June 30, 2016	September 30, 2015
Accounts receivable	$21,608	$17,882
Less allowances	(1,031)	(1,084)
	$20,577	$16,798

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

3. INVENTORIES
Inventories were comprised of the following:

	June 30, 2016	September 30, 2015
Raw materials	$27,665	$23,106
Work-in-process	12,021	9,755
Finished goods	24,259	26,579
	$63,945	$59,440
4. ACQUISITIONS
During the nine months ended June 30, 2016, the Company made two acquisitions of businesses. On October 6, 2015, the Company acquired certain operating assets of Dynamic Health Laboratories, Inc. ("Dynamic Health"). On February 18, 2016, the Company acquired certain operating assets of Aubrey Organics, Inc. ("Aubrey Organics"). The aggregate purchase price of these acquisitions was $26,235 in cash.
During the nine months ended June 30, 2015, the Company made two acquisitions of businesses. On November 18, 2014, the Company acquired certain operating assets of Agape Health Products. On June 4, 2015, the Company acquired certain operating assets of ProClay, LLC. The aggregate purchase price of these acquisitions was $1,266 in cash.
These acquisitions are in keeping with the Company's business strategy of consolidating the fragmented industry in which it competes. These acquisitions were accounted for using the acquisition method of accounting. Accordingly, the purchase price was assigned to the assets acquired based on their fair values at their respective dates of acquisition. The excess of purchase price over the fair values of the assets acquired was classified as goodwill. The goodwill relates to expected synergies from these acquisitions. The following reflects the preliminary allocation of the purchase prices for the fiscal 2016 acquisitions and the final allocation of the purchase prices for the fiscal 2015 acquisitions to the assets acquired:

	Fiscal 2016 Acquisition - Dynamic Health	Fiscal 2016 Acquisition - Aubrey Organics	Fiscal 2015 Acquisitions
Assets acquired:
Current assets	$3,821	$755	$111
Property, plant and equipment	644	6,004	—
Goodwill	6,541	—	762
Intangible assets	8,020	450	393
	$19,026	$7,209	$1,266
The fiscal 2016 and fiscal 2015 acquired intangible assets totaling $8,470 and $393, respectively, related to trademarks, tradenames and customer relationships, and are being amortized over periods of six to fifteen years for financial statement purposes. The fiscal 2016 and fiscal 2015 acquired intangible assets are expected to be deductible for tax purposes over fifteen years. Goodwill of $6,541 for fiscal 2016 and $762 for fiscal 2015 is not subject to amortization for financial statement purposes and is expected to be deductible for tax purposes over fifteen years.

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
Since the date of acquisition (October 6, 2015), net sales of $13,338 and gross profit of $5,190 for Dynamic Health were included in the Condensed Consolidated Statements of Comprehensive Income for the nine months ended June 30, 2016. The Company tracks selling, general and administrative expenses on a consolidated basis, not on a brand-by-brand basis. As a result, the disclosure of any results after gross profit is impracticable. The following table provides unaudited pro forma information for the three and nine months ended June 30, 2015, as if the acquisition of Dynamic Health had been completed on October 1, 2014. Pro forma information was not provided for the three and nine months ended June 30, 2016 since the acquisition was completed near the beginning of these periods and the pro forma results are not materially different than actual results. The information has been provided for illustrative purposes only and is not necessarily indicative of the actual results that would have been achieved by the Company for the periods presented or that will be achieved in the future. The pro forma information has been adjusted to give effect to items directly attributable to the Dynamic Health acquisition. These adjustments include acquisition costs, amortization expense associated with acquired intangible assets, interest expense associated with borrowings on the Company's revolving credit facility to fund the acquisition, application of the Company's depreciable lives policy for property, plant and equipment, elimination of intercompany transactions and any consequential tax effects.

	Three Months Ended June 30, 2015	Nine Months Ended June 30, 2015
Net sales	$58,708	$176,299
Net income	$4,392	$11,972
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
The actual and pro forma net sales and earnings related to the Aubrey Organics acquisition were not material.
5. GOODWILL AND INTANGIBLE ASSETS
The change in the carrying amount of goodwill from September 30, 2015 to June 30, 2016 was as follows:

	Goodwill	Accumulated Impairment	Net
Balance as of September 30, 2015	$64,778	$(40,394)	$24,384
Goodwill attributable to fiscal 2016 acquisitions	6,541	—	6,541
Balance as of June 30, 2016	$71,319	$(40,394)	$30,925

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

The carrying amounts of intangible assets at June 30, 2016 and September 30, 2015 were as follows:

	June 30, 2016			September 30, 2015			Weighted- Average Amortization Period (Years)
	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount
Intangible assets subject to amortization:
Trademarks/tradenames/licenses	$13,923	$(2,895)	$11,028	$12,470	$(1,966)	$10,504	11
Customer relationships/non-compete agreements	23,867	(11,705)	12,162	16,836	(9,773)	7,063	7
Developed software and technology	772	(772)	—	772	(772)	—	5
	38,562	(15,372)	23,190	30,078	(12,511)	17,567
Intangible assets not subject to amortization:
Licenses	—	—	—	38	—	38
	$38,562	$(15,372)	$23,190	$30,116	$(12,511)	$17,605
(1) Amounts include the impact of foreign currency translation adjustments.
Estimated future amortization expense related to the June 30, 2016 net carrying amount of $23,190 for intangible assets subject to amortization is as follows:

Year Ending September 30,	Estimated Amortization Expense
2016(1)	$959
2017	3,588
2018	3,398
2019	2,970
2020	2,881
Thereafter	9,394
$23,190

(1)	Estimated amortization expense for the year ending September 30, 2016 includes only amortization to be recorded after June 30, 2016.
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

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

6. DEBT
Debt was comprised of the following:

	June 30, 2016	September 30, 2015
Long-term debt—revolving credit facility	$46,000	$31,500
The carrying value of the Company's debt approximates fair value at June 30, 2016 and September 30, 2015. Estimated fair values for debt have been determined based on borrowing rates currently available to the Company for bank loans with similar terms and maturities and are classified as Level 2 (significant observable inputs other than quoted prices) in the FASB's fair value hierarchy.
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
At June 30, 2016, the Company had outstanding revolving credit borrowings of $46,000 under the Credit Agreement. Borrowings under the Credit Agreement are collateralized by substantially all assets of the Company. At the Company's election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a Base Rate plus a variable margin. Base Rate is the higher of: (i) the Prime Lending Rate, (ii) the Federal Funds Rate plus 0.5% or (iii) the one-month Eurodollar Rate multiplied by the Statutory Reserve Rate plus 1.0% (capitalized terms are defined in the Credit Agreement, a copy of which was filed with the Securities and Exchange Commission on November 5, 2014). At June 30, 2016, the applicable weighted-average interest rate for outstanding borrowings was 2.13%. The Company is also required to pay a variable quarterly fee on the unused balance under the Credit Agreement. At June 30, 2016, the applicable rate was 0.25%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on Base Rate borrowings is payable quarterly. The Credit Agreement matures on November 4, 2019, and the Company is required to repay all principal and interest outstanding under the Credit Agreement on such date.
The Credit Agreement contains restrictive covenants, including limitations on incurring other indebtedness and requirements that the Company maintain certain financial ratios. As of June 30, 2016, the Company was in compliance with the restrictive covenants. Upon the occurrence of a default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring the Company to repay all amounts outstanding under the Credit Agreement.

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

7. SHARE PURCHASES
During the three and nine months ended June 30, 2016, the Company purchased 119,521 and 265,461 shares of common stock for an aggregate price of $2,862 and $6,428, respectively. During the three and nine months ended June 30, 2015, the Company purchased 63,276 and 180,301 shares of common stock for an aggregate price of $1,266 and $3,618, respectively. All of these shares of common stock held in treasury were retired prior to June 30 in the respective quarter of purchase, except at June 30, 2016 and 2015, the Company held 6,211 and 1,000 shares of common stock in treasury. As of June 30, 2016, the Company was permitted to purchase up to 215,800 additional shares under its approved purchase plan, with no expiration date or restrictions. The Company accounts for treasury shares using the cost method.
8. STOCK OPTIONS AND OTHER EQUITY AWARDS
As of June 30, 2016, the Company had no outstanding options to purchase shares of common stock, as all previously issued options were exercised or expired prior to September 30, 2015.
During the nine months ended June 30, 2015, the Company received proceeds of $356 related to the exercise of stock options. During this same period, the Company recorded a tax benefit of $55 and optionees realized an aggregate pre-tax gain of $141 from these stock option exercises.
No options to purchase shares of common stock for the three and nine months ended June 30, 2015 were excluded from the computation of diluted earnings per share because none of the stock options were anti-dilutive.
On January 28, 2013, stockholders approved the Nutraceutical International Corporation 2013 Long-Term Equity Incentive Plan (the "2013 Plan") and the reservation of 800,000 shares of the Company's common stock for issuance under the 2013 Plan. Equity awards available under the 2013 Plan include stock options, stock appreciation rights and stock awards. In conjunction with the Company's fiscal 2015 and fiscal 2014 incentive compensation (bonus) payments, 22,664 and 24,827 shares of the Company's common stock were issued, respectively. These non-cash stock awards were granted on December 11, 2015 and December 11, 2014 at an aggregate fair value of $556 and $504, respectively, with fair value being determined by the closing price of the Company's common stock on the grant date. These stock awards were registered, unrestricted and fully vested on the grant date. As of June 30, 2016, 720,721 shares of the Company's common stock were available for issuance under the 2013 Plan.
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

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

Net sales attributed to customers in the United States and foreign countries for the three and nine months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
United States	$51,454	$47,671	$153,854	$143,203
Foreign countries	9,382	6,711	22,433	19,627
	$60,836	$54,382	$176,287	$162,830
Certain net sales attributed to customers in the United States are sold to customers who in turn may sell such products to customers in foreign countries, while certain net sales attributed to customers in foreign countries are sold to customers who in turn may sell such products to customers in the United States.
The Company's net sales by product group for the three and nine months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Branded nutritional supplements and other natural products	$55,342	$48,520	$159,520	$144,710
Other(1)	5,494	5,862	16,767	18,120
	$60,836	$54,382	$176,287	$162,830

(1)	Net sales for any other product or group of similar products are less than 10% of consolidated net sales.
In October 2015, the Company made a decision to classify certain net sales in the other product group that were previously included in the branded nutritional supplements and other natural products group. As a result of this decision, the other product group net sales amount for the three and nine months ended June 30, 2015 has been increased by $738 and $2,308, respectively, from the prior year's presentation.
10. SUBSEQUENT EVENT
On July 26, 2016, the Company's Board of Directors approved the addition of 1,000,000 shares to the Company's previously approved share purchase program. As of July 26, 2016, the Company was authorized to buy up to 1,183,170 total shares of its outstanding common stock.

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
New Accounting Standards
See Note 1 to the Condensed Consolidated Financial Statements for information regarding new accounting standards.

Results of Operations
The following table sets forth certain Consolidated Statements of Comprehensive Income data as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	48.4%	51.4%	49.0%	51.2%
Gross profit	51.6%	48.6%	51.0%	48.8%
Selling, general and administrative	36.0%	35.1%	36.3%	35.9%
Amortization of intangible assets	1.6%	1.3%	1.7%	1.3%
Income from operations	14.0%	12.2%	13.0%	11.6%
Interest and other expense, net	0.5%	0.4%	0.6%	0.5%
Income before provision for income taxes	13.5%	11.8%	12.4%	11.1%
Provision for income taxes	3.6%	3.6%	4.0%	3.8%
Net income	9.9%	8.2%	8.4%	7.3%
Adjusted EBITDA(1)	19.9%	18.1%	19.0%	17.6%
(1) See "—Adjusted EBITDA."
Comparison of the Three Months Ended June 30, 2016 to the Three Months Ended June 30, 2015
Net Sales.    Net sales increased by $6.4 million, or 11.9%, to $60.8 million for the three months ended June 30, 2016 (the "third quarter of fiscal 2016") from $54.4 million for the three months ended June 30, 2015 (the "third quarter of fiscal 2015"). Net sales of branded nutritional supplements and other natural products increased by $6.8 million, or 14.1%, to $55.3 million for the third quarter of fiscal 2016, compared to $48.5 million for the third quarter of fiscal 2015. The increase in net sales of branded nutritional supplements and other natural products was primarily related to the net sales contributions of the fiscal 2015 and fiscal 2016 acquisitions and, to a lesser extent, price increases of $0.9 million, partially offset by a slight decrease in sales volume of branded products to certain customers. Other net sales were $5.5 million for the third quarter of fiscal 2016 and $5.9 million for the third quarter of fiscal 2015.
Gross Profit.    Gross profit increased by $5.0 million, or 18.9%, to $31.4 million for the third quarter of fiscal 2016 from $26.4 million for the third quarter of fiscal 2015. As a percentage of net sales, gross profit increased to 51.6% for the third quarter of fiscal 2016 from 48.6% for the third quarter of fiscal 2015. This increase in gross profit was primarily related to the increase in net sales and, to a lesser extent, a decrease in certain manufacturing overhead costs.
Selling, General and Administrative.    Selling, general and administrative expenses increased by $2.8 million, or 14.9%, to $21.9 million for the third quarter of fiscal 2016 from $19.1 million for the third quarter of fiscal 2015. As a percentage of net sales, selling, general and administrative expenses increased to 36.0% for the third quarter of fiscal 2016, compared to 35.1% for the third quarter of fiscal 2015. This increase in selling, general and administrative expenses was primarily attributable to operational and transition costs related to the fiscal 2015 and fiscal 2016 acquisitions as well as an increase in certain administrative costs.
Amortization of Intangible Assets.    Amortization of intangible assets was $1.0 million for third quarter of fiscal 2016 and $0.7 million for the third quarter of fiscal 2015. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.
Interest and Other Expense, Net.    Net interest and other expense was $0.3 million for both the third quarter of fiscal 2016 and fiscal 2015 and primarily consisted of interest expense on indebtedness under our revolving credit facility.

Provision for Income Taxes.    Our effective tax rate was 26.6% for the third quarter of fiscal 2016 and 30.3% for the third quarter of fiscal 2015. The decrease in the effective tax rate was primarily due to increases in the domestic manufacturing deduction and the credit for increasing research activities.
Comparison of the Nine Months Ended June 30, 2016 to the Nine Months Ended June 30, 2015
Net Sales.    Net sales increased by $13.5 million, or 8.3%, to $176.3 million for the nine months ended June 30, 2016 from $162.8 million for the nine months ended June 30, 2015. Net sales of branded nutritional supplements and other natural products increased by $14.8 million, or 10.2%, to $159.5 million for the nine months ended June 30, 2016 from $144.7 million for the nine months ended June 30, 2015. The increase in net sales of branded nutritional supplements and other natural products was primarily related to the net sales contributions of the fiscal 2015 and fiscal 2016 acquisitions and, to a lesser extent, price increases of $3.5 million, partially offset by a decrease in sales volume of branded products to certain customers. Other net sales were $16.8 million for the nine months ended June 30, 2016 and $18.1 million for the nine months ended June 30, 2015.
Gross Profit.    Gross profit increased by $10.4 million, or 13.0%, to $89.9 million for the nine months ended June 30, 2016 from $79.5 million for the nine months ended June 30, 2015. As a percentage of net sales, gross profit increased to 51.0% for the nine months ended June 30, 2016 from 48.8% for the nine months ended June 30, 2015. This increase in gross profit was primarily related to the increase in net sales and, to a lesser extent, a decrease in certain manufacturing overhead costs.
Selling, General and Administrative.    Selling, general and administrative expenses increased by $5.6 million, or 9.6%, to $64.0 million for the nine months ended June 30, 2016 from $58.4 million for the nine months ended June 30, 2015. This increase in selling, general and administrative expenses was primarily attributable to operational and transition costs related to the fiscal 2015 and fiscal 2016 acquisitions as well as an increase in certain administrative costs. As a percentage of net sales, selling, general and administrative expenses were 36.3% for the nine months ended June 30, 2016 and 35.9% for the nine months ended June 30, 2015.
Amortization of Intangible Assets.    Amortization of intangible assets was $3.0 million for nine months ended June 30, 2016 and $2.2 million for the nine months ended June 30, 2015. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.
Interest and Other Expense, Net.    Net interest and other expense was $0.9 million for the nine months ended June 30, 2016 and $0.8 million for the nine months ended June 30, 2015 and primarily consisted of interest expense on indebtedness under our revolving credit facility.
Provision for Income Taxes.    Our effective tax rate was 32.2% for the nine months ended June 30, 2016 and 34.3% for the nine months ended June 30, 2015. The decrease in the effective tax rate was primarily due to increases in the domestic manufacturing deduction and the credit for increasing research activities.
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

The following table sets forth a reconciliation of net income to Adjusted EBITDA for each period included herein:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Net income	$6,029	$4,450	$14,888	$11,897
Provision for income taxes	2,182	1,930	7,063	6,220
Interest and other expense, net(1)	326	257	922	827
Depreciation and amortization	3,579	3,195	10,599	9,702
Adjusted EBITDA	$12,116	$9,832	$33,472	$28,646

(1)	Includes amortization of deferred financing fees.
Our Adjusted EBITDA increased to $12.1 million for the third quarter of fiscal 2016 from $9.8 million for the third quarter of fiscal 2015. Adjusted EBITDA as a percentage of net sales increased to 19.9% for the third quarter of fiscal 2016 from 18.1% for the third quarter of fiscal 2015.
Our Adjusted EBITDA increased to $33.5 million for the nine months ended June 30, 2016 from $28.6 million for the nine months ended June 30, 2015. Adjusted EBITDA as a percentage of net sales increased to 19.0% for the nine months ended June 30, 2016 from 17.6% for the nine months ended June 30, 2015.
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

Liquidity and Capital Resources
We had working capital of $71.5 million as of June 30, 2016, compared to $65.7 million as of September 30, 2015. The increase in working capital was primarily the result of increases in accounts receivable and inventories, partially offset by a decrease in cash.
Net cash provided by operating activities for the nine months ended June 30, 2016 was $23.5 million, compared to $21.2 million for the comparable period in fiscal 2015. This increase in net cash provided by operating activities for the nine months ended June 30, 2016 was primarily attributable to an increase in net income as well as changes in operating assets and liabilities.
Net cash used in investing activities was $32.6 million for the nine months ended June 30, 2016, compared to $7.8 million for the comparable period in fiscal 2015. Our investing activities consisted of acquisitions of businesses and capital expenditures. The capital expenditures primarily related to buildings, building improvements, distribution and manufacturing equipment and information systems.
During the nine months ended June 30, 2016, we made two acquisitions of businesses. On October 6, 2015, we acquired certain operating assets of Dynamic Health Laboratories, Inc. On February 18, 2016, we acquired certain operating assets of Aubrey Organics, Inc. The aggregate purchase price of these acquisitions was $26.2 million in cash.
During the nine months ended June 30, 2015, we made two acquisitions of businesses. On November 18, 2014, we acquired certain operating assets of Agape Health Products. On June 4, 2015, we acquired certain operating assets of ProClay, LLC. The aggregate purchase price of these acquisitions was $1.3 million in cash.
Net cash provided by financing activities was $8.1 million for the nine months ended June 30, 2016 and net cash used in financing activities was $14.6 million for the comparable period in fiscal 2015. During these periods, financing activities primarily related to borrowings and repayments under our revolving credit facility, payments of deferred financing fees, purchases of common stock for treasury and proceeds from the issuance of common stock related to stock option exercises and the direct stock purchase plan. During the nine months ended June 30, 2016, net borrowings under our revolving credit facility were $14.5 million and primarily related to the acquisition of certain operating assets of Dynamic Health Laboratories, Inc. and Aubrey Organics, Inc.
In October 2007, we registered a direct stock purchase plan with the Securities and Exchange Commission. The purpose of this direct stock purchase plan is to provide a convenient way for existing stockholders, as well as new investors, to purchase shares of our common stock. A total of 1,500,000 shares of our common stock were registered under the plan, with 2,479 shares purchased during the nine months ended June 30, 2016. As of June 30, 2016, there were 1,374,965 shares of common stock available for purchase.
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
At June 30, 2016, we had outstanding revolving credit borrowings of $46.0 million under the Credit Agreement. Borrowings under the Credit Agreement are collateralized by substantially all of our assets. At our election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a Base Rate plus a variable margin. Base Rate is the higher of: (i) the Prime Lending Rate, (ii) the Federal Funds Rate plus 0.5% or (iii) the one-month Eurodollar Rate multiplied by the Statutory Reserve Rate plus 1.0% (capitalized terms are defined in the Credit Agreement, a copy of which was filed with the Securities and Exchange Commission on November 5, 2014). At June 30, 2016, the applicable weighted-average interest rate for outstanding borrowings was 2.13%. We are also required to pay a quarterly fee on the unused balance under the Credit Agreement. At June 30, 2016, the applicable rate was 0.25%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The Credit Agreement matures on November 4, 2019, and we are required to repay all principal and interest outstanding under the Credit Agreement on such date.
The Credit Agreement contains restrictive covenants, including limitations on incurring certain other indebtedness and requirements that we maintain certain financial ratios. As of June 30, 2016, we were in compliance with the restrictive covenants. Upon the occurrence of a default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring us to repay all amounts outstanding under the Credit Agreement.
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
Contractual Obligations and Other Commitments
Our significant non-cancelable contractual obligations and other commitments as of June 30, 2016 were as follows:

	Payments Due By Period
Contractual Obligations and Other Commitments	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(dollars in thousands)
Revolving credit facility	$46,000	$—	$—	$46,000	$—
Interest on revolving credit facility(a)	3,836	1,146	2,291	399	—
Operating leases	6,168	3,899	1,993	276	—
Total	$56,004	$5,045	$4,284	$46,675	$—

(a)
Represents estimated interest obligations associated with our outstanding revolving credit facility balance of $46.0 million at June 30, 2016, assuming no principal payments are made before maturity, a weighted-average interest rate of 2.13% and an underutilization fee rate of 0.25%.

Off-Balance Sheet Arrangements
Our operating lease commitments are disclosed in the Contractual Obligations and Other Commitments table above. As of June 30, 2016, we had no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material effect on our consolidated financial statements.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
At our election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a Base Rate plus a variable margin. Base Rate is the higher of: (i) the Prime Lending Rate, (ii) the Federal Funds Rate plus 0.5% or (iii) the one-month Eurodollar Rate multiplied by the Statutory Reserve Rate plus 1.0%. At June 30, 2016, the applicable weighted-average interest rate for borrowings was 2.13% and we had total borrowings outstanding of $46.0 million. A hypothetical 100 basis point change in interest rates would not have had a material impact on our reported net income or cash flows for the nine months ended June 30, 2016 and 2015.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based on the foregoing, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any unregistered equity securities during the quarterly period ended June 30, 2016.
Prior to fiscal 2016, our Board of Directors approved a share purchase program authorizing us to buy up to 4,500,000 shares of our common stock. As of June 30, 2016, there were 215,800 shares available for purchase under this program. The shares available for purchase under this program have no expiration date. Purchases under this program during the three months ended June 30, 2016 occurred in April, May and June as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1-30, 2016	31,241	$24.66	31,241
May 1-31, 2016	47,201	23.49	47,201
June 1-30, 2016	41,079	23.92	41,079
	119,521	23.94	119,521	215,800

Item 6.    Exhibits

31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUTRACEUTICAL INTERNATIONAL CORPORATION (Registrant)
Date: July 28, 2016	By:	/s/ CORY J. MCQUEEN
Cory J. McQueen Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)