Form 10-K
period 2016-09-30
NUTRACEUTICAL INTERNATIONAL CORP
filed 2016-11-17
CIK 1050007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________________________________
FORM 10-K

(Mark One)PPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPPP
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the Fiscal Year Ended September 30, 2016
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to
Commission file number: 000-23731
___________________________________________________________________________________________________________

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
Securities registered pursuant to Section 12(g) of the Act: None
___________________________________________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 31, 2016 at a closing sale price of $24.35 as reported by the NASDAQ Stock Market was approximately $198.7 million. Shares of common stock held by each officer and director and by each person who owns or may be deemed to own 10% or more of the outstanding common stock have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of November 15, 2016, the Registrant had 9,204,266 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies for the Registrant's 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements
        This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations and business. These forward-looking statements can be identified by the use of terms such as "believe," "expects," "plan," "intend," "may," "will," "should," "can" or "anticipates," or the negative thereof, or variations thereon, or comparable terminology, or by discussions of strategy. Important factors that may cause our results to differ from these forward-looking statements include, but are not limited to:

•	changes in or new government regulations or increased enforcement of the same, including adverse determinations by regulators,

•	unavailability of desirable acquisitions, inability to complete them or inability to integrate them,

•	increased costs, including from increased raw material or energy prices,

•	changes in general worldwide economic or political conditions,

•	adverse publicity or negative consumer perception regarding nutritional supplements,

•	issues with obtaining raw materials of adequate quality or quantity,

•	litigation and claims, including product liability, intellectual property and other types,

•	disruptions from or following acquisitions, including the loss of customers,

•	increased competition,

•	slow or negative growth in the nutritional supplement industry or the healthy foods channel,

•	the loss of key personnel or the inability to manage our operations efficiently,

•	problems with information management systems, manufacturing efficiencies and operations, including system interruptions and security/cybersecurity breaches,

•	insurance coverage issues,

•	the volatility of the stock market generally and of our stock specifically,

•	increases in the cost of borrowings or unavailability of additional debt or equity capital, or both, or fluctuations in foreign currencies,

•	interruption of business or negative impact on sales and earnings due to acts of God, acts of war, terrorism, bio-terrorism, civil unrest and other factors outside of our control, and

•	other factors disclosed in this Report.
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

NUTRACEUTICAL INTERNATIONAL CORPORATION
ANNUAL REPORT ON FORM 10-K
For The Fiscal Year Ended September 30, 2016

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
We manufacture and sell nutritional supplements and other natural products under numerous brands, including Solaray®, KAL®, Dynamic Health®, Nature's Life®, LifeTime®, Natural Balance®, NaturalCare®, Health from the Sun®, Pioneer®, Nutra BioGenesis®, Life-flo®, Organix South®, Heritage Store® and Monarch Nutraceuticals®.
We own neighborhood natural food markets, which operate under the trade names The Real Food CompanyTM, Thom's Natural FoodsTM, Cornucopia Community MarketTM and Granola'sTM. We also own health food stores, which operate under various trade names, including Fresh VitaminsTM and Peachtree Natural Foods®.
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
We believe we are among the largest suppliers of nutritional supplements to the Healthy Foods Channel that develop, manufacture, market and directly distribute a majority of their own products. We manufactured approximately 80% of our branded products in fiscal 2016 and believe that the quality of our products is among the highest in the industry. We market our branded products through one of the industry's largest sales forces dedicated to the Healthy Foods Channel. We seek to be a market leader in the development of new and innovative products, introducing approximately 200 new SKUs in fiscal 2016. We believe that we benefit from greater customer and product diversification than most of our larger competitors.

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
Products
We primarily manufacture and market nutritional supplements and also sell certain other natural products. As of September 30, 2016, we sold approximately 7,500 SKUs, including approximately 750 SKUs exclusively sold internationally, under more than 60 different brands. Our products include: (i) vitamins and minerals, (ii) herbs, (iii) specialty formulas, (iv) personal care products, (v) liquid nutritional products, (vi) homeopathics, (vii) functional foods and (viii) other products. To accommodate consumer preferences, our products come in various formulations and delivery forms, including capsules, tablets, softgels, chewables, liquids, creams, sprays, powders and whole herbs.
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
Research and Development; Quality Control
We have a commitment to research and development and to introducing innovative products to correspond with consumer trends and scientific research. We believe that product quality and innovation are fundamental to our long-term growth and success. Through our research and development efforts, we seek to (i) test the safety, purity and potency of products, (ii) develop more effective and efficient means of producing ingredients for use in products, (iii) develop testing methods for ensuring and verifying the consistency of the dosage of ingredients included in our products, (iv) develop new, more effective product delivery forms and (v) develop new products either by combining existing ingredients used in nutritional supplements or identifying new ingredients that can be used in nutritional supplements. Our efforts are designed to lead not only to the development of new and improved products, but also to ensure effective manufacturing quality control measures. For the years ended September 30, 2016, 2015 and 2014, we incurred $3.7 million, $3.6 million and $3.8 million, respectively, in research and development expenses.
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

We employ a sales force dedicated to the Healthy Foods Channel. Our sales representatives periodically visit or otherwise contact health and natural food stores in their respective areas to assist in the solicitation of orders for products and provide related product sales assistance. We monitor and periodically update our payment structure for our sales force in order to ensure that appropriate incentives are provided for sales growth. We also sell products directly to certain retailers through our telephone customer service organization and certain products to both retailers and distributors and others directly to consumers. We have organized the majority of our marketing and sales efforts under a subsidiary company, NutraBrands, Inc.
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
Au Naturel, Inc., a subsidiary of Nutraceutical, was formed in fiscal 1995 for the purpose of marketing and/or selling our branded products internationally. During fiscal 2016, Au Naturel marketed products to distributors and other customers in approximately 70 countries. Au Naturel markets domestic branded products as well as custom-labeled versions of its domestic branded products internationally; however, many of its products must be modified to meet the specific labeling or formulation requirements of the relevant foreign country. In most foreign markets, Au Naturel sells to local distributors. However, in certain foreign markets (including the United Kingdom, the Netherlands, Norway and Sweden), Au Naturel markets and sells its products directly to retailers.
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
We manufactured approximately 80% of our branded products in fiscal 2016, based on net sales. By manufacturing the majority of our own products, we believe that we maintain better control over product quality and availability while also reducing production costs. Our manufacturing operations are performed primarily in our facilities located in the greater Ogden, Utah area, although we also have a cream manufacturing operation in Phoenix, Arizona, liquid manufacturing operations in Brooklyn, New York and Tulsa, Oklahoma and personal care manufacturing operations in Tampa and Bowling Green, Florida and Sebastopol, California. We have a working relationship with numerous outside manufacturers, including softgel manufacturers and packagers and utilize these outside sources from time to time. Manufacturing backlogs, to the extent they may exist from time to time, do not have a material impact on delivery time to the customer. We have organized our manufacturing operations under various subsidiary companies.
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
Materials and Suppliers
We employ a purchasing staff that works with marketing, product development, formulations and quality control personnel to source raw materials for products as well as other items purchased by us. Raw materials are sourced principally from the United States, Europe and China. Raw materials used by us are available from a variety of suppliers and no one supplier accounted for more than 6% of our total raw material purchases in fiscal 2016. We seek to mitigate the risk of a shortage of raw materials through our relationships with our principal suppliers, including identification of alternative suppliers for the same, or similar, raw materials where available. We also manufacture bulk branded products to allow more extensive vertical integration and to improve the quality and consistency of raw materials.

Government Regulation
The formulation, manufacturing, packaging, labeling, advertising, distribution and sale (hereafter, "sale" or "sold" may be used to signify all of these activities) of our products are subject to regulation by one or more federal agencies, primarily the Food and Drug Administration ("FDA") and the Federal Trade Commission ("FTC"), and to a lesser extent the Consumer Product Safety Commission ("CPSC"), the United States Department of Agriculture, and the Environmental Protection Agency. Our activities are also regulated by various governmental agencies for the states and localities in which our products are sold, as well as by governmental agencies in certain countries outside the United States in which our products are sold. Among other matters, regulation by the FDA and the FTC is concerned with product safety and claims made with respect to a product's ability to provide health-related benefits. Specifically, the FDA, under the Federal Food, Drug, and Cosmetic Act ("FDCA"), regulates the formulation, manufacturing, packaging, labeling, distribution, and sale of food, including dietary supplements and over-the-counter ("OTC") drugs. The FTC regulates the advertising of these products. The National Advertising Division ("NAD") of the Council of Better Business Bureaus oversees an industry-sponsored, self-regulatory system that permits competitors to resolve disputes over advertising claims. The NAD has no enforcement authority of its own, but may refer matters that appear to violate the FTC Act or the FDCA to the FTC or the FDA for further action, as appropriate.
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
Some of our products are regulated as conventional foods under the Nutrition Labeling and Education Act of 1990 ("NLEA"). The NLEA amended the FDCA to establish additional requirements for ingredient and nutrition labeling and labeling claims for conventional foods. In May 2016, the FDA issued a final rule to significantly revise the nutrition labeling requirements for conventional foods. As a result, we will need to revise all our conventional food product labels by July 2018. Most of our products are classified as dietary supplements. The FDA's revision of nutrition labeling requirements also affects the nutrition labeling of certain dietary supplements. We will also have to revise the label for a significant number of our dietary supplements in the next two years. Moreover, we may need to reformulate products to maintain eligibility for certain marketing claims.
The Dietary Supplement Health and Education Act ("DSHEA") was enacted in 1994, amending the FDCA. Among other things, DSHEA prevents the FDA from regulating dietary ingredients in dietary supplements as "food additives" and allows the use of statements of nutritional support on product labels and in labeling. DSHEA establishes a statutory class of "dietary supplements," which includes vitamins, minerals, herbs, amino acids and other dietary ingredients for human use to supplement the diet. Dietary ingredients marketed in the United States before October 15, 1994 may be marketed without the submission of a "new dietary ingredient" ("NDI") premarket notification to the FDA. Dietary ingredients not marketed in the United States before October 15, 1994 may require the submission, at least 75 days before marketing, of an NDI notification containing information establishing that the ingredient is reasonably expected to be safe for its intended use. The FDA has issued final regulations under DSHEA.
As required by Section 113(b) of the Food Safety Modernization Act, the FDA published in July 2011 a draft guidance document clarifying when the FDA believes a dietary ingredient is an NDI, when a manufacturer or distributor must submit an NDI premarket notification to the FDA, the evidence necessary to document the safety of an NDI and the methods for establishing the identity of an NDI. Industry strongly objected to several aspects of the draft guidance. In 2016, the FDA issued revised draft guidance on what constitutes an NDI and NDI notification requirements. Regardless of whether the FDA finalizes this draft guidance, the FDA has recently acted more aggressively to remove ingredients from the market that the FDA views as unlawful dietary ingredients. This trend, if it continues, may limit the dietary supplement market. Several bills to amend DSHEA in ways that would make this law less favorable to consumers and industry have been proposed in Congress.
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
One of the FSMA's more significant changes is the requirement of preventive controls for food facilities required to register with the FDA, except dietary supplement facilities in compliance with GMPs and with the serious adverse event reporting requirements. Although dietary supplement facilities are exempt from the preventative controls requirements, dietary ingredient facilities do not qualify for the exemption. The FDA issued a final rule regarding the preventative controls and good manufacturing practice regulations on September 17, 2015. The rules require that facilities develop and implement preventive controls (including supplier controls) to assure that identified hazards are significantly minimized or prevented, monitor the effectiveness of the preventive controls, and maintain numerous records related to those controls. With some exceptions, the compliance date for our company was September 19, 2016. The preventative controls requirements may increase the costs of dietary ingredients and affect our ability to obtain dietary ingredients. Another significant change related to FSMA is the requirement that importers implement a foreign supplier verification program ("FSVP"). Once implemented, the FSVP requirements may affect the cost and the availability of dietary supplements and dietary ingredients.
The new FSMA requirements, as well as potential FDA enforcement actions based on the NDI draft guidance as written, could require us to incur additional expenses, which could be significant, and negatively impact our business in several ways, including, but not limited to, the detention and refusal of admission of imported products, the injunction of manufacturing of any dietary ingredients or dietary supplements until the FDA determines that such ingredients or products are in compliance and the potential imposition of fees for reinspection of noncompliant facilities. Each of these events would increase our liability and could have a material adverse effect on our financial condition, results of operations or cash flows.
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
We market various OTC homeopathic drug products. Homeopathic drugs have a unique status under the FDCA because, unlike other drugs, the FDA does not evaluate homeopathic drugs for safety or efficacy prior to marketing. Instead, homeopathic drugs must meet the standards of strength, quality, and purity set forth in the Homeopathic Pharmacopeia of the United States ("HPUS"). The FDA has established a policy addressing the lawful sale of homeopathic drugs under the FDC Act. See Compliance Policy Guide ("CPG") 7132.15, "Conditions Under Which Homeopathic Drugs May Be Marketed," CPG Manual § 400.400 (revised March 1995). Under this compliance policy, the FDA generally exempts a homeopathic drug from regulation as a new drug if: the active ingredient is the subject of a HPUS monograph; the product does not include non-homeopathic active ingredients; the product is homeopathically prepared; the claims (indications) are consistent with homeopathic usage for the active ingredient(s) in the product, as described in a recognized "materia medica" and the OTC homeopathic drug product is intended solely for self-limiting diseases amenable to self-diagnosis and treatment by consumers. CPG 7132.15. In 2015, homeopathic products received increased regulatory scrutiny. In March 2015, the FDA solicited comments about the current use of human drug and biological products labeled as homeopathic, and the FDA's regulatory framework for such products. The FDA announced that it is evaluating its current enforcement policies for these homeopathic products from scientific, risk, and process perspectives. In contrast to the FDA, the FTC treats homeopathic drugs similar to other OTC drugs. The FTC also is evaluating advertising for homeopathic products and held a workshop in 2015 to address potential issues regarding the FDA's and the FTC's requirements for homeopathic products. The potential impacts of the FDA and the FTC efforts are unclear, but it is possible that these products may be held to a higher standard of substantiation than has traditionally been the case. Such a change could significantly impact the ability to market these products in the United States.
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
All states regulate foods and drugs under laws that generally parallel federal statutes. We are also subject to state consumer health and safety regulations, such as the California Safe Drinking Water and Toxic Enforcement Act of 1986 ("Proposition 65"). Violation of Proposition 65 may result in substantial monetary penalties and compliance with Proposition 65 is a major focus. Contemplated changes in the Proposition 65 labeling requirements could potentially lead to substantial costs. Current legislation in Massachusetts regarding restrictions on weight loss and sports nutrition products could also impact the marketing of dietary supplements generally. Further, state attorneys general have pressured industry to adopt DNA testing for herbal-based products to assure plant identity, and have taken other actions relating to dietary ingredient status. It is uncertain whether these efforts will have a material impact on the dietary supplement market.
In the past years, there have been several proposals to amend the FDCA to include additional requirements for personal care products and to include requirements for Good Manufacturing Practices, registration, safety review, adverse event reporting and mandatory recall provisions for personal care products. If successful, any of these bills could have a material impact on the personal care market.
In July 2016, the National Bioengineered Food Disclosure Standard was enacted. This law mandates that the Agricultural Marketing Service of the USDA develop regulations for the labeling of foods that contain ingredients that have been genetically engineered. Implications and applicability of this law to our products are not clear and impact of this law on our business is uncertain.
The sale of our products in countries outside the United States is regulated by the governments of those countries. Our plans to commence or expand sales in those countries may be prevented or delayed or even suspended by such regulations or by regulators in those countries. In countries in which we have distributors, compliance with such regulations is generally undertaken by our distributors, but even in these cases we assist with such compliance and in many cases may be liable if a distributor fails to comply. These distributors are independent contractors over whom we have limited control. In certain countries, we distribute our products through our own subsidiary or branch; in these countries we retain responsibility for compliance with all applicable regulations. These countries currently include the United Kingdom, the Netherlands, Norway, Sweden, and certain Caribbean Islands.
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
Competition
The Natural Products Market and the VMS Market are highly competitive. Our principal competitors in the VMS Market that sell to the Healthy Foods Channel include a number of large, nationally-known brands (such as Bluebonnet, Country Life, Garden of Life, Jarrow Formulas, Natural Factors, Nature's Plus, Nature's Way, Nordic Naturals, Now Foods, New Chapter and Solgar) and many smaller brands, manufacturers and distributors of nutritional supplements. Within the broader Natural Products Market, there are a number of large, nationally-known competitors, such as Hain Celestial, GNC, Nature's Bounty and Vitamin Shoppe. The sale of products through internet stores continues to expand in accounts like Vitacost, Vitamin Shoppe, iHerb, Lucky Vitamin and Amazon. Many of these internet stores also sell competitive private label products. Because both the Natural Products Market and the VMS Market generally have low barriers to entry, additional competitors enter the market regularly.
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
Intellectual Property
We own more than 350 trademarks that have been registered with the United States Patent and Trademark Office and have filed applications to register additional trademarks. In addition, we claim domestic trademark and service mark rights in numerous additional marks that we use. We own a number of trademark registrations in countries outside the United States. Federally registered trademarks in the United States have a perpetual life, as long as they are maintained and renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the trademarks if they claim priority or confusion of usage. Most foreign trademark offices use similar trademark renewal processes. We regard our trademarks and other proprietary rights as valuable assets and believe they make a significant positive contribution to the marketing of our products.
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
Employees
At September 30, 2016, we employed approximately 810 full-time and approximately 80 part-time employees. None of our employees is represented by a collective bargaining unit. We believe that we have a good relationship with our employees.
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
Executive Officers
The following table sets forth certain information concerning our executive officers:

Name	Age	Position
Frank W. Gay II	70	Director, Chairman of the Board and Chief Executive Officer
Bruce R. Hough	62	President
Jeffrey A. Hinrichs	59	Director, Executive Vice President, Chief Operating Officer and Secretary
Gary M. Hume	67	Executive Vice President
Stanley E. Soper	53	Vice President, Legal Affairs and Assistant Secretary
Cory J. McQueen	47	Vice President and Chief Financial Officer
Christopher B. Neuberger	49	Vice President, Marketing and Sales
Daren P. Peterson	54	Vice President, Operations
Jason D. Jones	46	Vice President, Corporate Strategy
Matthew A. Vance	45	Vice President and Chief Information Officer
Andrew W. Seelos	49	Assistant Vice President and Controller
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
Item 1A.    Risk Factors
        Our business routinely encounters and addresses risks, some of which may cause our future results to be different than we currently anticipate. The risk factors described below represent our current view of some of the most important risks facing our businesses and are important to understanding our business. The following information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes included in this Annual Report on Form 10-K. This discussion includes a number of forward-looking statements. You should refer to the description of the qualifications and limitations of forward-looking statements under "Special Note Regarding Forward-Looking Statements" above.
Regulatory, Legal and Insurance Risks
Our products are subject to government regulation, both in the United States and abroad, which could increase our costs significantly and limit or prevent the sale of our products.    The manufacture, packaging, labeling, advertising, promotion, distribution, and sale of our products are subject to regulation by numerous national and local governmental agencies in the United States and other countries. The primary regulatory bodies in the United States are the FDA and the FTC, and we are also subject to similar regulators in other countries. Failure to comply with these regulatory requirements may result in various types of penalties or fines. These include injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. Individual states also regulate nutritional supplements. A state may interpret claims or products presumptively valid under federal law as illegal under that state's regulations. In markets outside the United States, we are usually required to obtain approvals, licenses, or certifications from a country's ministry of health or comparable agency, and comply with local labeling and packaging regulations, all of which vary from country to country. Approvals or licensing may be conditioned on reformulation of products or may be unavailable with respect to certain products or product ingredients. Any of these government agencies, as well as legislative bodies, can change existing regulations, or impose new ones, or could take aggressive measures, causing or contributing to a variety of negative consequences, including:

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
We are subject to environmental laws and regulations relating to hazardous materials, substances and waste used in or resulting from our operations. Liabilities or claims with respect to environmental matters could have a significant negative impact on our business. As with other companies engaged in similar businesses, the nature of our operations exposes us to the risk of liabilities and claims with respect to environmental matters, including those relating to the disposal and release of hazardous substances. Furthermore, our operations are governed by laws and regulations relating to workplace safety and worker health which, among other things, regulate employee exposure to hazardous chemicals in the workplace. Any material costs incurred in connection with such liabilities or claims could have a material adverse effect on our business, financial condition, results of operations or cash flows. Any environmental or health and safety legislation or regulations enacted in the future, or any changes in how existing or future laws or regulations will be enforced, administered or interpreted may lead to an increase in compliance costs or expose us to additional risk of liabilities and claims, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.
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

Because a substantial majority of our sales are to or through health food stores, we are dependent to a large degree upon the success of this channel as well as the success of specific retailers in the channel.    Approximately 85% of our sales are in the United States. In this market, we sell our products primarily to or through health food stores. Because of this, we are dependent to a large degree upon the success of this channel as well as the success of specific retailers in the channel. There are some large chains of health food stores, such as Whole Foods Market and Vitamin Shoppe, but most health food stores are individual stores or very small chains. We rely on these health food stores to purchase, market, and sell our products. Our success is dependent, to a large degree, on the growth and success of the Healthy Foods Channel, which is outside our control. There can be no assurance that the Healthy Foods Channel will be able to grow or prosper as it faces price and service pressure from other channels, including the mass market. There can be no assurance that retailers in the Healthy Foods Channel, in the aggregate, will respond or continue to respond to our stated loyalty to this channel.
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
The nutritional supplement industry increasingly relies on intellectual property rights and although we seek to ensure that we do not infringe the intellectual property rights of others, there can be no assurance that third parties will not assert intellectual property infringement claims against us, which claims may result in substantial costs and diversion of management and other resources and could have a material adverse effect on our business, financial condition and operating results.    Recently it has become more and more common for suppliers and competitors to apply for patents or develop proprietary technologies and processes. We seek to ensure that we do not infringe the intellectual property rights of others, but there can be no assurance that third parties will not assert intellectual property infringement claims against us. These developments could prevent us from offering or supplying competitive products or ingredients in the marketplace. They could also result in litigation or threatened litigation against us related to alleged or actual infringement of third-party rights. If an infringement claim is asserted or litigation is pursued, we may be required to obtain a license of rights, pay royalties on a retrospective or prospective basis or terminate the manufacturing and marketing of our products that are alleged to have infringed. Litigation with respect to such matters could result in substantial costs and diversion of management and other resources and could have a material adverse effect on our business, financial condition and operating results.
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
As a part of our business strategy, we have made and expect to continue to make acquisitions. These acquisitions could disrupt our operations and harm our operating results.    An element of our strategy includes expanding our product offerings, gaining shelf-space and gaining access to new skills and other resources through strategic acquisitions when attractive opportunities arise. Acquiring additional businesses and the implementation of other elements of our business strategy are subject to various risks and uncertainties. Some of these factors are within our control and some are outside our control. These risks and uncertainties include, but are not limited to, the following:

•	any acquisition may result in significant expenditures of cash, stock and/or management resources,

•	acquired businesses may not perform in accordance with expectations,

•	we may encounter difficulties and costs with the integration of the acquired businesses,

•	management's attention may be diverted from other aspects of our business,

•	we may face unexpected problems entering geographic and product markets in which we have limited or no direct prior experience,

•	we may lose key employees of acquired or existing businesses,

•	we may incur liabilities and claims arising out of acquired businesses,

•	we may be unable to obtain financing, and

•	we may incur indebtedness or issue additional capital stock, which could be dilutive to holders of our common stock.
There can be no assurance that attractive acquisition opportunities will be available to us, that we will be able to obtain financing for or otherwise consummate any acquisitions or that any acquisitions which are consummated will prove to be successful. There can be no assurance that we can successfully execute all aspects of our business strategy.
Because we depend on outside suppliers with whom we do not have long-term agreements for raw materials, we may be unable to obtain adequate supplies of raw materials for our products at favorable prices or at all, which could result in product shortages and back orders for our products, with a resulting loss of sales and profitability.    We acquire all of our raw materials for the manufacture of our products from third-party suppliers. We also rely on third-party co-packers for some of our products. We have few agreements for the continued supply of these materials and products. A number of our products contain one or more ingredients that may only be available from a single source or supplier. Any of our suppliers could discontinue selling to us at any time. Our suppliers or government regulators may interpret new regulations (including GMP regulations) in such a way as to cause a disruption in our supply chain as these parties undertake increased scrutiny of raw materials and components of raw materials and products, causing certain suppliers or us to discontinue, change or suspend the sale of certain ingredients or components. Although we believe that we could establish alternate sources for most of these materials, any delay in locating and establishing relationships with other sources could result in product shortages and back orders for the products, with a resulting loss of net sales and profitability. We are also subject to delays associated with raw materials. These can be caused by conditions not within our control, including, but not limited to, the following:

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
We must continuously monitor our inventory and product mix against forecasted demand or risk having inadequate supplies to meet consumer demand as well as having too much inventory on hand that may reach its expiration date and become unsaleable. If we are unable to manage our supply chain efficiently and ensure that our products are available to meet consumer demand or if we accumulate excess inventory, our operating costs could increase and our profit margins could decrease.
Our success is dependent on the accuracy, reliability, and proper use of sophisticated and dependable information processing systems and management information technology and any interruption in these systems could have a material adverse effect on our business, financial condition and results of operations.    Our success is dependent on the accuracy, reliability and proper use of sophisticated and dependable information processing systems and management information technology. Our information technology systems are designed and selected in order to facilitate order entry and customer billing, maintain customer records, accurately track purchases and incentive payments, manage accounting, finance and manufacturing operations, generate reports, and provide customer service and technical support. Any interruption in these systems could have a material adverse effect on our business, financial condition and results of operations. Like other companies, our information technology systems may be vulnerable to a variety of interruptions due to events beyond our control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, cybersecurity breaches and other security issues. Although we have implemented backup and disaster recovery systems including hardware and software redundancies and physical and electronic security systems, it is impossible to foresee and protect against all possible failure or breach scenarios whether malicious or accidental. A security breach or interruption could occur due to the actions of outside parties, employee error, hardware or software failures, malfeasance or a combination of these and other actions. Such a breach or interruption in information technology equipment or systems could result in a loss of competitive sensitive business information, disruptions to business operations, damage to our reputation, financial exposure in connection with remediation efforts, investigations, legal proceedings and additional expenses required to mitigate the exposed risk to the systems.
Because we manufacture approximately 80% of our products, we are dependent upon the uninterrupted and efficient operation of our manufacturing facilities, which are subject to power failures, the breakdown, failure or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters and the need to comply with the requirements or directives of government agencies, including the FDA.    We are dependent upon the uninterrupted and efficient operation of our manufacturing facilities in Ogden, Utah as well as Phoenix, Arizona, Brooklyn, New York, Tulsa, Oklahoma, Tampa and Bowling Green, Florida and Sebastopol, California. Those operations are subject to power failures, the breakdown, failure or substandard performance of equipment, the improper installation or operation of equipment, natural or other disasters and the need to comply with the requirements or directives of government agencies, including the FDA. There can be no assurance that the occurrence of these or any other operational problems at our facilities would not have a material adverse effect on our business, financial condition and results of operations.
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
If our goodwill, intangible assets or long-lived assets become impaired, we may be required to record a significant charge to earnings.    Under generally accepted accounting principles, we review our amortizable intangible assets and long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may indicate that the carrying value of our goodwill, intangible assets or long-lived assets may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry. Our results of operations may be materially impacted if we are required to record a significant charge due to an impairment of our goodwill, intangible assets or long-lived assets.

We are dependent upon our lenders for financing to execute our business strategy and meet our liquidity needs, and the lack of adequate financing could negatively impact our business.    There is risk that any of our lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including, but not limited to: extending credit up to the maximum permitted by a credit facility, allowing access to additional credit features and otherwise accessing capital and/or honoring loan commitments. The lenders on our credit facility are Rabobank International and Wells Fargo. If our lenders failed to honor their legal commitments under our credit facility, it is not certain we could replace our credit facility on similar terms, if at all.
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
Item 1B.    Unresolved Staff Comments
We do not have any unresolved comments from the SEC staff.

Item 2.    Properties
The following table describes our principal properties as of November 15, 2016:

Purpose	Location	Square Footage
Rapid Response Center(1)(2)	Ogden, UT	516,455
Transitional warehouse(3)	Ogden, UT	106,450
Product manufacturing(2)	Tulsa, OK	76,733
Product manufacturing (2)	Tampa, FL	43,253
Product manufacturing	Brooklyn, NY	40,000
Product manufacturing(2)	Ogden, UT	31,230
Corporate office(2)	Park City, UT	21,065
Product manufacturing	Ogden, UT	17,900
Marketing and sales offices	Park City, UT	15,905
Product manufacturing(2)	Bowling Green, FL	8,210
Product manufacturing	Sebastopol, CA	7,872
Product manufacturing	Phoenix, AZ	7,248
Executive offices	Park City, UT	6,103
Product manufacturing	Ogden, UT	5,000
_______________________________

(1)
The Rapid Response Center is the central facility where we are, and have been, consolidating operations. The Rapid Response Center currently includes raw materials, manufacturing, packaging, distribution and offices.

(2)	We own these properties. We lease all other properties identified above.

(3)	The lease for this transitional warehouse expires in May 2017, although we can terminate early on 6 months' notice.
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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the NASDAQ Stock Market under the symbol "NUTR." The common stock commenced trading on the NASDAQ Stock Market on February 20, 1998 upon completion of our initial public offering. The following table sets forth the high and low closing prices per share for the common stock:

	High	Low
Fiscal 2015:
First Quarter	$22.97	$20.18
Second Quarter	21.09	16.38
Third Quarter	25.03	18.27
Fourth Quarter	24.89	22.27
Fiscal 2016:
First Quarter	26.50	22.81
Second Quarter	25.06	21.72
Third Quarter	24.89	22.12
Fourth Quarter	31.65	22.71
Fiscal 2017:
First Quarter (through November 15, 2016)	31.45	28.15
Holders
As of the close of business on November 15, 2016, there were approximately 170 holders of record of common stock and approximately 2,000 beneficial holders. The closing price of our common stock on November 15, 2016, as reported by the NASDAQ Stock Market, was $31.30.
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
Purchase of Equity Securities
Prior to fiscal 2016, our Board of Directors approved a share purchase program authorizing us to buy up to 4,500,000 shares of our common stock. On July 26, 2016, our Board of Directors approved the addition of 1,000,000 shares to our previously approved share purchase program. As of September 30, 2016, 1,171,170 shares may yet be purchased under this program. Purchases under this program during the fiscal 2016 fourth quarter occurred in July and August as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1 - 31, 2016	37,130	$23.76	37,130
August 1 - 31, 2016	7,500	25.44	7,500
	44,630	24.05	44,630	1,171,170
All shares purchased during the fiscal 2016 fourth quarter were retired prior to September 30, 2016.

Under this approved share purchase program, we may purchase common stock from time to time on the open market and in individually negotiated transactions. The amount and timing of any purchases will be dependent upon a number of factors, including the price and availability of our shares and general market conditions.
Securities Authorized for Issuance under Equity Compensation Plans
As of September 30, 2016, there were no outstanding options under any equity compensation plan.
On January 28, 2013, stockholders approved the Nutraceutical International Corporation 2013 Long-Term Equity Incentive Plan (the "2013 Plan") and the reservation of 800,000 shares of our common stock for issuance under the 2013 Plan. Equity awards available under the 2013 Plan include stock options, stock appreciation rights and restricted stock awards. The 2013 Plan provides a means through which we may attract and retain key personnel, including non-executive directors, and provides a means for directors, officers, employees, consultants and advisors to acquire and maintain an equity interest in our Company. The 2013 Plan will be administered by the Compensation Committee of our Board of Directors, which has the authority to determine the terms of the awards, determine the number of shares of our common stock to be covered by the awards and make such other determinations as necessary in administering the 2013 Plan. The 2013 Plan will terminate on the tenth anniversary of its effective date. In conjunction with our fiscal 2015, fiscal 2014 and fiscal 2013 incentive compensation (bonus) payments, 22,664, 24,827 and 31,788 shares of our common stock were issued, respectively. These non-cash stock awards were granted on December 11, 2015, December 11, 2014 and December 11, 2013 at a fair value of $0.6 million, $0.5 million and $0.8 million, respectively, with fair value being determined by the closing price of our common stock on the grant date. These stock awards were registered, unrestricted and fully vested on the grant date. As of September 30, 2016, 720,721 shares of our common stock were available for issuance under the 2013 Plan.

Item 6.    Selected Financial Data
The selected financial data presented below were derived from our consolidated financial statements included in this Annual Report on Form 10-K. This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto.

	Year Ended September 30,
	2016	2015	2014	2013	2012
	(dollars in thousands, except for share data)
Consolidated Statements of Operations Data:
Net sales	$232,988	$216,479	$214,474	$208,397	$200,367
Cost of sales	114,939	110,255	108,169	105,518	100,413
Gross profit	118,049	106,224	106,305	102,879	99,954
Operating expenses:
Selling, general and administrative	84,945	77,256	76,874	72,413	71,425
Amortization of intangible assets	3,927	2,869	2,667	2,209	2,007
Impairment of intangible assets(1)	—	1,810	267	124	850
Income from operations	29,177	24,289	26,497	28,133	25,672
Interest and other expense, net	1,252	1,051	1,421	1,360	1,497
Income before provision for income taxes	27,925	23,238	25,076	26,773	24,175
Provision for income taxes	9,267	7,967	9,187	9,765	8,408
Net income	$18,658	$15,271	$15,889	$17,008	$15,767
Net income per common share:
Basic	$2.00	$1.59	$1.62	$1.74	$1.59
Diluted	$2.00	$1.59	$1.62	$1.73	$1.59
Weighted average common shares outstanding:
Basic	9,345,754	9,588,838	9,792,276	9,783,300	9,916,603
Diluted	9,345,754	9,592,734	9,801,080	9,807,858	9,933,997
Other Financial Data:
Adjusted EBITDA(2)	$43,385	$38,864	$38,232	$38,048	$35,299
Capital expenditures (excluding acquisitions)	8,950	8,557	11,298	8,347	9,953
Cash flows provided by (used in):
Operating activities	32,777	25,046	20,038	26,770	27,162
Investing activities	(35,185)	(9,823)	(27,675)	(11,729)	(22,201)
Financing activities	4,580	(16,603)	5,695	(11,551)	(2,598)
Balance Sheet Data (at period end):
Cash	$6,803	$4,615	$6,232	$8,235	$4,824
Working capital	73,701	65,687	62,141	53,252	47,598
Total assets	235,855	212,449	214,778	192,310	185,918
Total debt	43,500	31,500	43,000	32,500	34,000
Stockholders' equity	171,990	160,247	149,613	137,876	131,056
__________________________________

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

The following table sets forth a reconciliation of net income to Adjusted EBITDA for each period included herein:

	Year Ended September 30,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Net income	$18,658	$15,271	$15,889	$17,008	$15,767
Provision for income taxes	9,267	7,967	9,187	9,765	8,408
Interest and other expense, net(1)	1,252	1,051	1,421	1,360	1,497
Depreciation and amortization	14,208	12,765	11,468	9,791	8,777
Impairment of intangible assets	—	1,810	267	124	850
Adjusted EBITDA	$43,385	$38,864	$38,232	$38,048	$35,299
Percentage of net sales	18.6%	18.0%	17.8%	18.3%	17.6%
_____________________________

(1)	Includes amortization of deferred financing fees.
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
We manufacture and sell nutritional supplements and other natural products under numerous brands, including Solaray®, KAL®, Dynamic Health®, Nature's Life®, LifeTime®, Natural Balance®, NaturalCare®, Health from the Sun®, Pioneer®, Nutra BioGenesis®, Life-flo®, Organix South®, Heritage Store® and Monarch Nutraceuticals®.
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
Results of Operations
The following table sets forth certain Consolidated Statements of Comprehensive Income data as a percentage of net sales for the periods indicated:

	Year Ended September 30,
	2016	2015	2014
Net sales	100.0%	100.0%	100.0%
Cost of sales	49.3	50.9	50.4
Gross profit	50.7	49.1	49.6
Selling, general and administrative	36.5	35.7	35.8
Amortization of intangible assets	1.7	1.3	1.3
Impairment of intangible assets	—	0.8	0.1
Income from operations	12.5	11.3	12.4
Interest and other expense, net	0.5	0.5	0.7
Income before provision for income taxes	12.0	10.8	11.7
Provision for income taxes	4.0	3.7	4.3
Net income	8.0%	7.1%	7.4%
Comparison of Fiscal 2016 to Fiscal 2015
Net Sales.    Net sales increased by $16.5 million, or 7.6%, to $233.0 million for fiscal 2016 from $216.5 million for fiscal 2015. Net sales of branded nutritional supplements and other natural products increased by $18.3 million, or 9.5%, to $211.1 million for fiscal 2016, compared to $192.8 million for fiscal 2015. The increase in net sales of branded nutritional supplements and other natural products was primarily related to the net sales contributions of the fiscal 2015 and fiscal 2016 acquisitions and, to a lesser extent, price increases of $4.0 million, partially offset by a decrease in sales volume of branded products to certain customers. Other net sales were $21.9 million for fiscal 2016 and $23.7 million for fiscal 2015.
Gross Profit.    Gross profit increased by $11.8 million, or 11.1%, to $118.0 million for fiscal 2016 from $106.2 million for fiscal 2015. As a percentage of net sales, gross profit increased to 50.7% for fiscal 2016 from 49.1% for fiscal 2015. This increase in gross profit was primarily related to the increase in net sales and, to a lesser extent, a decrease in certain manufacturing overhead costs.
Selling, General and Administrative.    Selling, general and administrative expenses increased $7.6 million, or 10.0%, to $84.9 million for fiscal 2016 from $77.3 million for fiscal 2015. As a percentage of net sales, selling, general and administrative expenses were 36.5% for fiscal 2016 and 35.7% for fiscal 2015. This increase in selling, general and administrative expenses was primarily attributable to operational and transition costs related to the fiscal 2015 and fiscal 2016 acquisitions as well as an increase in certain administrative costs.
Amortization of Intangible Assets.    Amortization of intangible assets was $3.9 million for fiscal 2016 and $2.9 million for fiscal 2015. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.
Impairment of Intangible Assets.    In September 2015, we made a decision to expand our brand consolidation plan in an effort to simplify our brand offerings and facilitate the customer ordering process. Based on this decision, we no longer expect that the economic benefit of any of our indefinite-lived tradenames extends beyond the foreseeable future. As a result, as of September 30, 2015, we determined these tradenames with an aggregate carrying value of $8.7 million should be assigned finite useful lives. In accordance with Accounting Standards Codification ("ASC") 350, "Intangibles—Goodwill and Other," these tradenames were first tested for impairment as indefinite-lived intangible assets resulting in non-cash intangible asset impairment charges of $1.8 million ($1.1 million after tax, or $0.12 per diluted share). The remaining $6.9 million was reclassified to amortizable intangible assets as of September 30, 2015 with a weighted-average amortization period of 10 years. There was no impairment of intangible assets for fiscal 2016.
Interest and Other Expense, Net.    Net interest and other expense was $1.3 million for fiscal 2016 and $1.1 million for fiscal 2015 and primarily consisted of interest expense on indebtedness under our revolving credit facility.
Provision for Income Taxes.    Our effective tax rate was 33.2% for fiscal 2016 and 34.3% for fiscal 2015. The decrease in the effective tax rate was primarily related to increases in the domestic manufacturing deduction and the credit for increasing research activities.
Comparison of Fiscal 2015 to Fiscal 2014
Net Sales.    Net sales increased by $2.0 million, or 0.9%, to $216.5 million for fiscal 2015 from $214.5 million for fiscal 2014. Net sales of branded nutritional supplements and other natural products increased by $2.7 million, or 1.4%, to $192.8 million for fiscal 2015, compared to $190.1 million for fiscal 2014. The increase in net sales of branded nutritional supplements and other natural products was primarily related to price increases of $4.5 million and the net sales contributions of the fiscal 2014 and fiscal 2015 acquisitions, partially offset by a decrease in sales volume of branded products to certain customers. Other net sales were $23.7 million for fiscal 2015 and $24.4 million for fiscal 2014.
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
Impairment of Intangible Assets.    In September 2015, we made a decision to expand our brand consolidation plan in an effort to simplify our brand offerings and facilitate the customer ordering process. Based on this decision, we no longer expect that the economic benefit of any of our indefinite-lived tradenames extends beyond the foreseeable future. As a result, as of

September 30, 2015, we determined these tradenames with an aggregate carrying value of $8.7 million should be assigned finite useful lives. In accordance with ASC 350, these tradenames were first tested for impairment as indefinite-lived intangible assets resulting in non-cash intangible asset impairment charges of $1.8 million ($1.1 million after tax, or $0.12 per diluted share). The remaining $6.9 million was reclassified to amortizable intangible assets as of September 30, 2015 with a weighted-average amortization period of 10 years.
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
Selected Quarterly Financial Data; Seasonality
The following table sets forth certain quarterly financial data for fiscal 2016 and fiscal 2015. This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements and, in our opinion, reflects all normally recurring adjustments necessary for fair statement of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal 2016				Fiscal 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands, except per share data: unaudited)
Net sales	$55,959	$59,492	$60,836	$56,701	$53,044	$55,404	$54,382	$53,649
Gross profit	28,108	30,329	31,420	28,192	25,855	27,255	26,427	26,687
Net income	4,241	4,618	6,029	3,770	3,351	4,096	4,450	3,374
Net income per common share:
Basic	$0.45	$0.49	$0.65	$0.41	$0.35	$0.43	$0.47	$0.35
Diluted	$0.45	$0.49	$0.65	$0.41	$0.35	$0.43	$0.47	$0.35
We believe that our business is characterized by minor seasonality. However, sales to any particular customer can vary substantially from one quarter to the next based on such factors as industry trends, timing of promotional discounts, international economic conditions and acquisition-related activities. Excluding the effect of acquisitions, we have historically recorded higher branded products sales volume during the second fiscal quarter due to increased interest in health-related products among consumers following the holiday season. The fiscal 2016 acquisitions were completed during the first and second quarters and the fiscal 2015 acquisitions were completed during the first and third quarters.
Liquidity and Capital Resources
As of September 30, 2016, we had cash of $6.8 million. Net cash provided by operating activities was $32.8 million, $25.0 million and $20.0 million for the years ended September 30, 2016, 2015 and 2014, respectively.
Net cash used in investing activities was $35.2 million, $9.8 million and $27.7 million for the years ended September 30, 2016, 2015 and 2014, respectively. Our investing activities during these periods consisted of acquisitions of businesses and capital expenditures.
During the year ended September 30, 2016, we made two acquisitions of businesses. On October 6, 2015, we acquired certain operating assets of Dynamic Health Laboratories, Inc. On February 18, 2016, we acquired certain operating assets of Aubrey Organics, Inc. The aggregate purchase price of these acquisitions was $26.2 million in cash.

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
The fiscal 2016, 2015 and 2014 acquisitions were financed primarily using borrowings under our revolving credit facility, as well as cash provided by operating activities. These acquisitions are in keeping with our business strategy of consolidating the fragmented industry where we compete and acquiring nutritional brands with products we currently do not sell. The expected long-term sales and expense synergies of acquired businesses are generally not realized immediately following acquisition as certain transition and integration matters must be completed.
Capital expenditures during the years ended September 30, 2016, 2015 and 2014 related primarily to buildings, building improvements, distribution and manufacturing equipment and information systems.
Net cash provided by (used in) financing activities was $4.6 million, ($16.6) million and $5.7 million for the years ended September 30, 2016, 2015 and 2014, respectively. Our financing activities during these periods consisted primarily of borrowings and repayments under our revolving credit facility, purchases of common stock for treasury and proceeds from the issuance of common stock.
In October 2007, we registered a direct stock purchase plan with the Securities and Exchange Commission. The purpose of this direct stock purchase plan is to provide a convenient way for existing stockholders, as well as new investors, to purchase shares of our common stock. A total of 1,500,000 shares of our common stock were registered under the plan with 3,343 and 4,291 shares purchased during the years ended September 30, 2016 and 2015, respectively. As of September 30, 2016, there were 1,374,101 shares of common stock available for purchase under this plan.
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
At September 30, 2016, we had outstanding revolving credit borrowings of $43.5 million under the Credit Agreement. Borrowings under the Credit Agreement are collateralized by substantially all of our assets. At our election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a Base Rate plus a variable margin. Base Rate is the higher of: (i) the Prime Lending Rate, (ii) the Federal Funds Rate plus 0.5% or (iii) the one-month Eurodollar Rate multiplied by the Statutory Reserve Rate plus 1.0% (capitalized terms are defined in the Credit Agreement, a copy of which was filed with the Securities and Exchange Commission on November 5, 2014). At September 30, 2016, the applicable weighted-average interest rate for outstanding borrowings was 2.24%. We are also required to pay a variable quarterly fee on the unused balance under the Credit Agreement. At September 30, 2016, the applicable rate was 0.25%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on Base Rate borrowings is payable quarterly. The Credit Agreement matures on November 4, 2019, and we are required to repay all principal and interest outstanding under the Credit Agreement on such date.
The Credit Agreement contains restrictive covenants, including restrictions on incurring other indebtedness and requirements that we maintain certain financial ratios. As of September 30, 2016, we were in compliance with these restrictive covenants. Upon the occurrence of a default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring us to repay all amounts outstanding under the Credit Agreement.
A key component of our business strategy is to seek to make additional acquisitions, which may require that we obtain additional financing, which could include the incurrence of substantial additional indebtedness. We believe that borrowings under our current credit facility, together with cash flows from operations, will be sufficient to make required payments under the current credit facility or any such replacement facility, and to make anticipated capital expenditures and fund working capital needs for fiscal 2017.
Our significant non-cancelable contractual obligations and other commitments as of September 30, 2016 were as follows:

	Payments Due By Period
Contractual Obligations and Other Commitments	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(dollars in thousands)
Debt	$43,500	$—	$—	$43,500	$—
Interest on debt(a)	3,551	1,147	2,294	110	—
Operating leases	6,561	3,864	2,234	453	10
Total	$53,612	$5,011	$4,528	$44,063	$10
__________________________________________

(a)
Represents estimated interest obligations associated with our outstanding revolving credit facility balance of $43.5 million at September 30, 2016, assuming no principal payments are made before maturity, a weighted-average interest rate of 2.24% and an underutilization fee rate of 0.25%.

New Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued authoritative guidance, which is included in ASC 842, "Leases." This guidance requires lessees to recognize most leases on the balance sheet by recording a right-of-use asset and a lease liability. This guidance is effective for us as of October 1, 2019. We are currently evaluating the impact this standard will have on our consolidated financial statements.
In November 2015, the FASB issued authoritative guidance, which is included in ASC 740, "Income Taxes." This guidance simplifies the presentation of deferred income taxes and requires that deferred tax assets and liabilities be classified as noncurrent in the classified statement of financial position. This guidance is effective for us as of October 1, 2017 and is not expected to have a material impact on our consolidated financial statements as the guidance only changes the classification of deferred income taxes.
In September 2015, the FASB issued authoritative guidance, which is included in ASC 805, "Business Combinations." This guidance simplifies the accounting for measurement-period adjustments and is effective for us as of October 1, 2016. This guidance is not expected to have a material impact on our consolidated financial statements.
In July 2015, the FASB issued authoritative guidance, which is included in ASC 330, "Inventory." This guidance simplifies the accounting for measuring inventory at the lower of cost and net realizable value and is effective for us as of October 1, 2017. This guidance is not expected to have a material impact on our consolidated financial statements.
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

Off-Balance Sheet Arrangements
Our operating lease commitments are disclosed in the Contractual Obligations and Other Commitments table. As of September 30, 2016, we had not entered into any off-balance sheet arrangements.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
At our election, borrowings under the Credit Agreement bear interest at the applicable Eurodollar Rate plus a variable margin or at a Base Rate plus a variable margin. Base Rate is the higher of: (i) the Prime Lending Rate, (ii) the Federal Funds Rate plus 0.5% or (iii) the one-month Eurodollar Rate multiplied by the Statutory Reserve Rate plus 1.0%. At September 30, 2016, the applicable weighted-average interest rate for borrowings was 2.24% and we had total borrowings outstanding of $43.5 million. A hypothetical 100 basis point change in interest rates would not have had a material impact on our reported net income or cash flows in fiscal 2016, 2015 or 2014.
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
Item 8.    Financial Statements and Supplementary Data
The information required by Item 8 is set forth on pages F-1 through F-18 of this Annual Report on Form 10-K. The supplemental financial information required by Item 302 of Regulation S-K is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Selected Quarterly Financial Data; Seasonality."
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
As required by SEC Rule 13a-15(b), we carried out an evaluation under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on this evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.
Management's Report on Internal Control over Financial Reporting.    We are responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). In order to evaluate the effectiveness of internal control over financial reporting, we conducted an assessment as of September 30, 2016, based on the criteria in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
Based on our assessment, we have concluded that, as of September 30, 2016, we did maintain effective internal controls over financial reporting based on the criteria in Internal Control—Integrated Framework (2013) issued by the COSO. The effectiveness of our internal control over financial reporting as of September 30, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
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
Item 9B.    Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information required by this item with respect to our directors, our audit committee, our audit committee financial expert and procedures by which stockholders may recommend nominees to the board of directors is set forth under the heading "The Board of Directors" in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed with the SEC within 120 days of the end of our fiscal year, which information is incorporated herein by reference. Information required by this item regarding our executive officers is included in Part I of this Annual Report on Form 10-K under the heading "Business—Executive Officers." Information required by this item with respect to Section 16(a) beneficial ownership reporting compliance is set forth in the Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of November 2016.

NUTRACEUTICAL INTERNATIONAL CORPORATION
By:	/s/ FRANK W. GAY II
Frank W. Gay II Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 17th day of November 2016.

Signature	Capacity

/s/ FRANK W. GAY II	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Frank W. Gay II
/s/ JEFFREY A. HINRICHS	Director, Executive Vice President, Chief Operating Officer and Secretary
Jeffrey A. Hinrichs
/s/ CORY J. MCQUEEN	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Cory J. McQueen
/s/ GREGORY M. BENSON	Director
Gregory M. Benson
/s/ MICHAEL D. BURKE	Director
Michael D. Burke
/s/ J. KIMO ESPLIN	Director
J. Kimo Esplin
/s/ JAMES D. STICE	Director
James D. Stice

Nutraceutical International Corporation

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
of Nutraceutical International Corporation:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Nutraceutical International Corporation and its subsidiaries at September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Salt Lake City, UT
November 17, 2016

NUTRACEUTICAL INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	September 30,
	2016	2015
Assets
Current assets:
Cash	$6,803	$4,615
Accounts receivable, net	17,680	16,798
Inventories	63,923	59,440
Prepaid expenses and other current assets	4,217	4,195
Deferred income taxes	1,243	1,167
Total current assets	93,866	86,215
Property, plant and equipment, net	83,048	77,645
Goodwill	30,925	24,384
Intangible assets, net	22,277	17,605
Deferred income taxes	4,310	4,932
Other non-current assets	1,429	1,668
Total assets	$235,855	$212,449
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$12,696	$14,023
Accrued expenses	7,469	6,505
Total current liabilities	20,165	20,528
Long-term debt	43,500	31,500
Other non-current liabilities	200	174
Total liabilities	63,865	52,202
Commitments and contingencies (Notes 10, 14 and 16)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; issued and outstanding—none	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized; 9,203,790 shares issued and outstanding at September 30, 2016: 9,489,874 shares issued and 9,487,874 shares outstanding at September 30, 2015	92	95
Additional paid-in capital	52	6,961
Retained earnings	172,276	153,618
Accumulated other comprehensive income	(430)	(379)
Treasury stock	—	(48)
Total stockholders' equity	171,990	160,247
Total liabilities and stockholders' equity	$235,855	$212,449

The accompanying notes are an integral part of these consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands, except per share data)

	Years ended September 30,
	2016	2015	2014
Net sales	$232,988	$216,479	$214,474
Cost of sales	114,939	110,255	108,169
Gross profit	118,049	106,224	106,305
Operating expenses:
Selling, general and administrative	84,945	77,256	76,874
Amortization of intangible assets	3,927	2,869	2,667
Impairment of intangible assets	—	1,810	267
	88,872	81,935	79,808
Income from operations	29,177	24,289	26,497
Interest and other expense, net	1,252	1,051	1,421
Income before provision for income taxes	27,925	23,238	25,076
Provision for income taxes	9,267	7,967	9,187
Net income	$18,658	$15,271	$15,889
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	(51)	(458)	(122)
Comprehensive income	$18,607	$14,813	$15,767

Net income per common share:
Basic	$2.00	$1.59	$1.62
Diluted	2.00	1.59	1.62

Weighted average common shares outstanding:
Basic	9,345,754	9,588,838	9,792,276
Dilutive effect of stock options	—	3,896	8,804
Diluted	9,345,754	9,592,734	9,801,080

The accompanying notes are an integral part of these consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Years ended September 30,
	2016	2015	2014
Cash flows from operating activities:
Net income	$18,658	$15,271	$15,889
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,208	12,765	11,468
Amortization of deferred financing fees	125	130	184
Impairment of intangible assets	—	1,810	267
Losses on disposals of property, plant and equipment	9	13	3
Tax benefit from stock option exercises	—	(84)	(51)
Deferred income taxes	546	17	112
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	458	(1,648)	(758)
Inventories	(1,661)	(1,462)	(6,691)
Prepaid expenses and other current assets	392	(816)	(704)
Other non-current assets	(15)	(101)	(90)
Accounts payable	(1,422)	(604)	9
Accrued expenses	1,453	(267)	386
Other non-current liabilities	26	22	14
Net cash provided by operating activities	32,777	25,046	20,038
Cash flows from investing activities:
Purchases of property, plant and equipment	(8,950)	(8,557)	(11,298)
Acquisitions of businesses	(26,235)	(1,266)	(16,377)
Net cash used in investing activities	(35,185)	(9,823)	(27,675)
Cash flows from financing activities:
Proceeds from debt	27,000	4,500	23,500
Payments on debt	(15,000)	(16,000)	(13,000)
Payments of deferred financing fees	—	(420)	—
Proceeds from issuances of common stock	81	552	211
Purchases of common stock for treasury	(7,501)	(5,319)	(5,067)
Tax benefit from stock option exercises	—	84	51
Net cash provided by (used in) financing activities	4,580	(16,603)	5,695
Effect of exchange rate changes on cash	16	(237)	(61)
Net increase (decrease) in cash	2,188	(1,617)	(2,003)
Cash at beginning of year	4,615	6,232	8,235
Cash at end of year	$6,803	$4,615	$6,232

The accompanying notes are an integral part of these consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders' Equity
	Shares	Amount
Balance at October 1, 2013	9,842,602	$98	$15,126	$122,458	$201	$(7)	$137,876
Net income	—	—	—	15,889	—	—	15,889
Other comprehensive loss	—	—	—	—	(122)	—	(122)
Issuances of common stock	13,770	—	211	—	—	—	211
Equity compensation payments	31,788	1	774	—	—	—	775
Tax benefit from stock option exercises	—	—	51	—	—	—	51
Purchases of common stock for treasury	—	—	—	—	—	(5,067)	(5,067)
Retirement of common stock in treasury	(210,141)	(2)	(5,050)	—	—	5,052	—
Balance at September 30, 2014	9,678,019	97	11,112	138,347	79	(22)	149,613
Net income	—	—	—	15,271	—	—	15,271
Other comprehensive loss	—	—	—	—	(458)	—	(458)
Issuances of common stock	36,791	—	552	—	—	—	552
Equity compensation payments	24,827	—	504	—	—	—	504
Tax benefit from stock option exercises	—	—	84	—	—	—	84
Purchases of common stock for treasury	—	—	—	—	—	(5,319)	(5,319)
Retirement of common stock in treasury	(249,763)	(2)	(5,291)	—	—	5,293	—
Balance at September 30, 2015	9,489,874	95	6,961	153,618	(379)	(48)	160,247
Net income	—	—	—	18,658	—	—	18,658
Other comprehensive loss	—	—	—	—	(51)	—	(51)
Issuances of common stock	3,343	—	81	—	—	—	81
Equity compensation payments	22,664	—	556	—	—	—	556
Purchases of common stock for treasury	—	—	—	—	—	(7,501)	(7,501)
Retirement of common stock in treasury	(312,091)	(3)	(7,546)	—	—	7,549	—
Balance at September 30, 2016	9,203,790	$92	$52	$172,276	$(430)	$—	$171,990

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
The Company manufactures and sells nutritional supplements and other natural products under numerous brands, including Solaray®, KAL®, Dynamic Health®, Nature's Life®, LifeTime®, Natural Balance®, NaturalCare®, Health from the Sun®, Pioneer®, Nutra BioGenesis®, Life-flo®, Organix South®, Heritage Store® and Monarch Nutraceuticals®.
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
Fair Value of Financial Instruments—The Company believes that the fair values of financial instruments, including cash, accounts receivable, accounts payable and debt, approximated their respective book values at September 30, 2016 and 2015. The book values of cash, accounts receivable and accounts payable approximated their fair values based on their short-term nature. Estimated fair values for debt have been determined based on borrowing rates currently available to the Company for bank loans with similar terms and maturities and are classified as Level 2 (significant observable inputs other than quoted prices) in the Financial Accounting Standards Board's ("FASB") fair value hierarchy.
Cash—The majority of the Company's cash was held by one bank at September 30, 2016. As a result of this concentration, the Company's cash balances frequently exceed federally insured limits. The Company does not believe it is subject to any other unusual risks as a result of this concentration other than those normally associated with commercial banking relationships.
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
Goodwill and Intangible Assets—The excess of purchase price over fair value of assets acquired in business combinations was classified as goodwill. Intangible assets with finite useful lives are amortized and are reviewed for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested annually for impairment and when events or changes in circumstances indicate the carrying value may not be recoverable. The Company performs its annual impairment testing as of September 30 each year, which is the last day of the Company's fiscal year.
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
Shipping and Handling Costs—The Company incurred shipping and handling costs related to third party freight charges, as well as internal warehousing and order fulfillment costs. These costs were classified as selling, general and administrative expenses and totaled $15,567, $14,863 and $15,073 for the years ended September 30, 2016, 2015 and 2014, respectively.
Research and Development—The Company expensed research and development costs as incurred. For the years ended September 30, 2016, 2015 and 2014, the Company incurred $3,715, $3,624 and $3,806, respectively, in research and development expenditures primarily related to product development.
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
New Accounting Standards—In February 2016, the FASB issued authoritative guidance, which is included in Accounting Standards Codification ("ASC") 842, "Leases." This guidance requires lessees to recognize most leases on the balance sheet by recording a right-of-use asset and a lease liability. This guidance is effective for the Company as of October 1, 2019. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.
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
In September 2015 the FASB issued authoritative guidance, which is included in ASC 805, "Business Combinations." This guidance simplifies the accounting for measurement-period adjustments and is effective for the Company as of October 1, 2016. This guidance is not expected to have a material impact on the consolidated financial statements.
In July 2015, the FASB issued authoritative guidance, which is included in ASC 330, "Inventory." This guidance simplifies the accounting for measuring inventory at the lower of cost and net realizable value and is effective for the Company as of October 1, 2017. This guidance is not expected to have a material impact on the consolidated financial statements.
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
3. Acquisitions
During the year ended September 30, 2016, the Company made two acquisitions of businesses. On October 6, 2015, the Company acquired certain operating assets of Dynamic Health Laboratories, Inc. ("Dynamic Health"). On February 18, 2016, the Company acquired certain operating assets of Aubrey Organics, Inc. ("Aubrey Organics"). The aggregate purchase price of these acquisitions was $26,235 in cash.
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

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

These acquisitions are in keeping with the Company's business strategy of consolidating the fragmented industry where it competes. These acquisitions were accounted for using the acquisition method of accounting. Accordingly, the aggregate purchase price was assigned to the assets acquired based on their fair values at the respective dates of acquisition. The excess of aggregate purchase price over the fair values of the assets acquired was classified as goodwill (Note 7). The goodwill relates to expected synergies from these acquisitions. The Consolidated Statements of Comprehensive Income and Consolidated Statements of Cash Flows presented herein include the activities of these acquired businesses from their respective dates of acquisition. The following reflects the final allocation of the aggregate purchase prices for the fiscal 2016, 2015 and 2014 acquisitions to the aggregate assets acquired:

	Fiscal 2016 Acquisition - Dynamic Health	Fiscal 2016 Acquisition - Aubrey Organics	Fiscal 2015 Acquisitions	Fiscal 2014 Acquisitions
Aggregate assets acquired:
Current assets	$3,821	$755	$111	$2,773
Property, plant and equipment	644	6,004	—	—
Goodwill	6,541	—	762	7,801
Intangible assets	8,020	450	393	5,803
	$19,026	$7,209	$1,266	$16,377
The fiscal 2016, 2015 and 2014 acquired intangible assets totaling $8,470, $393 and $5,803, respectively, related to trademarks, tradenames and customer relationships, and are being amortized over periods of two to fifteen years for financial statement purposes. The fiscal 2016, 2015 and 2014 acquired intangible assets are expected to be deductible for tax purposes over fifteen years. Goodwill, which is not subject to amortization for financial statement purposes, of $6,541 for fiscal 2016, $762 for fiscal 2015 and $7,801 for fiscal 2014, is expected to be deductible for tax purposes over fifteen years.
Since the date of acquisition (October 6, 2015), net sales of $17,393 and gross profit of $6,802 for Dynamic Health were included in the Consolidated Statements of Comprehensive Income for the year ended September 30, 2016. The Company tracks selling, general and administrative expenses on a consolidated basis, not on a brand-by-brand basis. As a result, the disclosure of any results after gross profit is impracticable. The following table provides unaudited pro forma information for the year ended September 30, 2015 as if the acquisition of Dynamic Health had been completed on October 1, 2014. Pro forma information was not provided for the year ended September 30, 2016 since the acquisition was completed near the beginning of the year and the pro forma results are not materially different than actual results. The information has been provided for illustrative purposes only and is not necessarily indicative of the actual results that would have been achieved by the Company for the period presented or that will be achieved in the future. The pro forma information has been adjusted to give effect to items directly attributable to the Dynamic Health acquisition. These adjustments include acquisition costs, amortization expense associated with acquired intangible assets, interest expense associated with borrowings on the Company's revolving credit facility to fund the acquisition, application of the Company's depreciable lives policy for property, plant and equipment, elimination of intercompany transactions and any consequential tax effects.

For the Year Ended September 30, 2015 (unaudited)
Net sales	$233,440
Net income	$15,117
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

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

4. Accounts Receivable
Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	September 30,
	2016	2015
Accounts receivable	$18,732	$17,882
Less allowances	(1,052)	(1,084)
	$17,680	$16,798
5. Inventories
Inventories were comprised of the following:

	September 30,
	2016	2015
Raw materials	$25,792	$23,106
Work-in-process	11,711	9,755
Finished goods	26,420	26,579
	$63,923	$59,440
6. Property, Plant and Equipment
Property, plant and equipment, net of accumulated depreciation and amortization, were comprised of the following:

	Estimated Useful Life in Years	September 30,
		2016	2015
Land	-	$10,080	$8,987
Buildings	30	81,004	74,214
Leasehold improvements	1 - 5	3,507	3,326
Furniture, fixtures and equipment	2 - 7	69,134	64,831
		163,725	151,358
Less accumulated depreciation and amortization		(80,677)	(73,713)
		$83,048	$77,645
At September 30, 2016 and 2015, the Company had no equipment under capital leases. Substantially all property, plant and equipment of the Company collateralized its debt obligations (Note 9).
Depreciation and amortization of property, plant and equipment totaled $10,281, $9,896 and $8,801 for the years ended September 30, 2016, 2015 and 2014, respectively.

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

7. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the years ended September 30, 2015 and 2016 were as follows:

	Goodwill	Accumulated Impairment	Net
Balance as of October 1, 2014	$64,016	$(40,394)	$23,622
Goodwill attributable to fiscal 2015 acquisitions	762	—	762
Balance as of September 30, 2015	64,778	(40,394)	24,384
Goodwill attributable to fiscal 2016 acquisitions	6,541	—	6,541
Balance as of September 30, 2016	$71,319	$(40,394)	$30,925
The carrying amounts of intangible assets at September 30, 2016 and 2015 were as follows:

	September 30, 2016			September 30, 2015			Weighted- Average Amortization Period (Years)
	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount	Gross Carrying Amount(1)	Accumulated Amortization(1)	Net Carrying Amount
Intangible assets subject to amortization:
Trademarks/trade names/licenses	$13,904	$(3,137)	$10,767	$12,470	$(1,966)	$10,504	11
Customer relationships/non-compete agreements	23,867	(12,357)	11,510	16,836	(9,773)	7,063	7
Developed software and technology	772	(772)	—	772	(772)	—	5
	38,543	(16,266)	22,277	30,078	(12,511)	17,567
Intangible assets not subject to amortization:
Licenses	—	—	—	38	—	38
	$38,543	$(16,266)	$22,277	$30,116	$(12,511)	$17,605
______________________________

(1)	Amounts include the impact of foreign currency translation adjustments.
Aggregate amortization expense related to intangible assets subject to amortization totaled $3,927, $2,869 and $2,667 for the years ended September 30, 2016, 2015 and 2014, respectively.
Estimated amortization expense related to intangible assets subject to amortization is as follows:

Year Ending September 30,	Estimated Amortization Expense
2017	$3,598
2018	3,406
2019	2,979
2020	2,890
2021	2,472
Thereafter	6,932
$22,277
In September 2015, the Company made a decision to expand its brand consolidation plan in an effort to simplify its brand offerings and facilitate the customer ordering process. Based on this decision, the Company no longer expects that the economic benefit of any of its indefinite-lived tradenames extends beyond the foreseeable future. As a result, as of

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

September 30, 2015, the Company determined these tradenames with an aggregate carrying value of $8,727 should be assigned finite useful lives. In accordance with ASC 350, "Intangibles—Goodwill and Other," these tradenames were first tested for impairment as indefinite-lived intangible assets resulting in non-cash intangible asset impairment charges of $1,810 ($1,112 after tax, or $0.12 per diluted share). The remaining $6,917 was reclassified to amortizable intangible assets as of September 30, 2015 with a weighted-average amortization period of 10 years.
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
8. Accrued Expenses
Accrued expenses were comprised of the following:

	September 30,
	2016	2015
Employee payroll, taxes, benefits and performance incentives	$6,298	$5,270
Other accrued expenses	1,171	1,235
	$7,469	$6,505
9. Debt
Debt was comprised of the following:

	September 30,
	2016	2015
Long-term debt—revolving credit facility	$43,500	$31,500
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
At September 30, 2016, the Company had outstanding revolving credit borrowings of $43,500 under the Credit Agreement. Borrowings under the Credit Agreement are collateralized by substantially all assets of the Company. At the Company's election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a Base Rate plus a variable margin. Base Rate is the higher of: (i) the Prime Lending Rate, (ii) the Federal Funds Rate plus 0.5% or (iii) the one-month Eurodollar Rate multiplied by the Statutory Reserve Rate plus 1.0% (capitalized terms are defined in the Credit Agreement, a copy of which was filed with the Securities and Exchange Commission on November 5, 2014). At September 30, 2016, the applicable weighted-average interest rate for outstanding borrowings was 2.24%. The Company is also required to

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

pay a variable quarterly fee on the unused balance under the Credit Agreement. At September 30, 2016, the applicable rate was 0.25%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on Base Rate borrowings is payable quarterly. The Credit Agreement matures on November 4, 2019, and the Company is required to repay all principal and interest outstanding under the Credit Agreement on such date.
The Credit Agreement contains restrictive covenants, including restrictions on incurring other indebtedness and requirements that the Company maintain certain financial ratios. As of September 30, 2016, the Company was in compliance with the restrictive covenants. Upon the occurrence of a default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring the Company to repay all amounts outstanding under the Credit Agreement.
10. Lease Commitments and Obligations
The Company leases retail, office, storage and warehouse space under non-cancelable operating leases, the last of which expires during fiscal 2022; however, the Company has negotiated extension options in many cases. These operating leases require the Company to pay all taxes, insurance and maintenance.
The following summarizes future minimum lease payments required under the Company's significant non-cancelable operating leases:

Year Ending September 30,	Minimum Lease Payments
2017	$3,864
2018	1,455
2019	779
2020	318
2021	135
Thereafter	10
$6,561
Total rent expense incurred by the Company under significant non-cancelable operating leases was $3,813, $3,141 and $2,905 for the years ended September 30, 2016, 2015 and 2014, respectively.
11. Income Taxes
The provision for income taxes was comprised of the following:

	Years Ended September 30,
	2016	2015	2014
Current:
Federal	$7,790	$6,516	$7,797
State	843	973	1,084
Foreign	88	210	213
Total current	8,721	7,699	9,094
Deferred:
Federal	446	220	69
State	100	48	24
Total deferred	546	268	93
	$9,267	$7,967	$9,187

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The differences between income taxes at the statutory federal income tax rate and income taxes reported in the Consolidated Statements of Comprehensive Income were as follows:

	Years Ended September 30,
	2016	2015	2014
Federal tax at statutory rate	$9,774	$8,133	$8,777
State taxes, net of federal benefit	613	664	721
Non-deductible expenses	269	192	195
Manufacturing benefit	(847)	(613)	(586)
Credit for increasing research activities	(439)	(103)	(30)
Change in valuation allowance	—	(334)	163
Other	(103)	28	(53)
	$9,267	$7,967	$9,187
A summary of the composition of deferred income tax assets and liabilities was as follows:

	September 30,
	2016	2015
Current Deferred Income Tax Assets and Liabilities
Accounts receivable reserves	$409	$370
Inventory valuation adjustments	874	816
Accrued liabilities	(40)	(19)
	$1,243	$1,167
Non-Current Deferred Income Tax Assets
Goodwill and other intangible assets	$2,264	$3,376
Property, plant and equipment	1,725	1,372
Foreign net operating loss carryforwards	2,103	1,881
Foreign tax credit carryforwards	321	184
	6,413	6,813
Less valuation allowance	(2,103)	(1,881)
	$4,310	$4,932
As of September 30, 2016 and 2015, the Company had foreign net operating loss carryforwards of $8,988 and $8,038, respectively. If not used, loss carryforwards of $3,653 will expire between 2017 and 2026 while $5,335 do not expire. As of September 30, 2016 and 2015, full valuation allowances were recorded of $2,103 and $1,881, respectively, as the Company believed it was not likely it would be able to utilize the loss carryforwards.
As of September 30, 2014, the Company recorded a valuation allowance of $334 against its non-current deferred tax asset resulting from foreign tax credit carryforwards. As of September 30, 2015, the Company released this valuation allowance as the Company believed it would be able to utilize the credit carryforwards.
As of September 30, 2016 and 2015, the Company had no uncertain tax positions that required recognition or disclosure in its Consolidated Statements of Comprehensive Income.
The Company files income tax returns in the United States federal jurisdiction, various U.S. state jurisdictions and certain foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for fiscal years before 2013. The Company is no longer subject to examination in any U.S. state jurisdiction or foreign jurisdiction for fiscal years prior to 2011.

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

12. Capital Stock
Description of Capital Stock—At September 30, 2016 and 2015, the Company had two authorized classes of stock: Common stock and preferred stock, each with a par value of $0.01 per share.
Stock Option Plans—During the year ended September 30, 1998, the Company's Board of Directors adopted the 1998 Stock Incentive Plan. This plan provided for granting options to purchase common stock to executives, employees and consultants of the Company and its subsidiaries. Grants under this plan vested over a period of two to four years and expire no later than the tenth anniversary of the date of grant. In aggregate, 1,050,000 shares of common stock were reserved for issuance under this plan. As of September 30, 2016, no options to purchase shares of common stock were issued, outstanding or exercisable under this plan.
During the year ended September 30, 1998, the Company's Board of Directors adopted the 1998 Non-Employee Director Stock Option Plan. This plan provided for granting options to purchase common stock to non-employee directors of the Company. Grants under this plan vested over a period of three years and expire no later than the tenth anniversary of the date of grant. In aggregate, 150,000 shares of common stock were reserved for issuance under this plan. As of September 30, 2016, no options to purchase shares of common stock were issued, outstanding or exercisable under this plan.
On September 30, 2005, the Company terminated the 1998 Stock Incentive Plan and the 1998 Non-Employee Director Stock Option Plan. After September 30, 2005, no new awards of any kind were granted under any of these plans. However, the termination of these plans did not have any effect on outstanding options. As of September 30, 2016, there were no outstanding, vested options under either of these plans.
On January 28, 2013, stockholders approved the Nutraceutical International Corporation 2013 Long-Term Equity Incentive Plan (the "2013 Plan") and the reservation of 800,000 shares of the Company's common stock for issuance under the 2013 Plan. Equity awards available under the 2013 Plan include stock options, stock appreciation rights and restricted stock awards. The 2013 Plan provides a means through which the Company may attract and retain key personnel, including non-executive directors, and provides a means for directors, officers, employees, consultants and advisors to acquire and maintain an equity interest in the Company. The 2013 Plan will be administered by the Compensation Committee of the Board of Directors of the Company, which has the authority to determine the terms of the awards, determine the number of shares of the Company's common stock to be covered by the awards and make such other determinations as necessary in administering the 2013 Plan. The 2013 Plan will terminate on the tenth anniversary of its effective date. In conjunction with the Company's fiscal 2015, fiscal 2014 and fiscal 2013 incentive compensation (bonus) payments, 22,664, 24,827 and 31,788 shares of the Company's common stock were issued, respectively. These non-cash stock awards were granted on December 11, 2015, December 11, 2014 and December 11, 2013 at a fair value of $556, $504 and $775, respectively, with fair value being determined by the closing price of the Company's common stock on the grant date. These stock awards were registered, unrestricted and fully vested on the grant date. As of September 30, 2016, 720,721 shares of the Company's common stock were available for issuance under the 2013 Plan.
As of September 30, 2016, no options to purchase shares of common stock were issued, outstanding or exercisable.
The following table sets forth option activity under the 1998 Stock Incentive Plan and the 1998 Non-Employee Director Stock Option Plan for the years ended September 30, 2014 and 2015.

	Number of Options	Average Price Per Share	Aggregate Option Price
Outstanding at October 1, 2013	42,500	$13.59	$577
Exercised	(10,000)	11.53	(115)
Outstanding at September 30, 2014	32,500	14.22	462
Exercised	(32,500)	14.22	(462)
Outstanding at September 30, 2015	—		$—
Options granted were issued at exercise prices that represented the quoted market price of common stock at the respective grant dates.
During the years ended September 30, 2015 and 2014, the Company received proceeds of $462 and $115, respectively, related to the exercise of stock options. During these same periods, the Company recorded tax benefits of $84 and $51, respectively, and optionees realized aggregate pre-tax gains of $219 and $133, respectively, from these stock option exercises.

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Share Purchase Program—Prior to fiscal 2016, the Company's Board of Directors approved a share purchase program authorizing the Company to buy up to 4,500,000 shares of common stock of the Company. On July 26, 2016, the Company's Board of Directors approved the addition of 1,000,000 shares to the Company's previously approved share purchase program. During fiscal 2016, the Company purchased 310,091 shares at an aggregate price of $7,501. During fiscal 2015, the Company purchased 250,763 shares at an aggregate price of $5,319. During fiscal 2014, the Company purchased 210,841 shares at an aggregate price of $5,067. All shares of common stock held in treasury were retired prior to September 30 in the respective fiscal year of purchase except at September 30, 2015 and 2014 the Company held 2,000 and 1,000 shares of common stock in treasury, respectively. As of September 30, 2016, the Company was permitted to purchase up to 1,171,170 additional shares under its approved share purchase program. The shares available for repurchase at September 30, 2016 have no expiration date. The Company accounts for treasury shares using the cost method.
Direct Stock Purchase Plan—In October 2007, the Company registered a direct stock purchase plan with the Securities and Exchange Commission. The purpose of this direct stock purchase plan is to provide a convenient way for existing stockholders, as well as new investors, to purchase shares of the Company's common stock. A total of 1,500,000 shares of the Company's common stock were registered under the plan with 3,343 and 4,291 shares purchased for the years ended September 30, 2016 and 2015, respectively. As of September 30, 2016, there were 1,374,101 shares of common stock available for purchase under this plan.
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
Net sales attributed to customers in the United States and foreign countries for the years ended September 30, 2016, 2015 and 2014 were as follows:

	Year Ended September 30,
	2016	2015	2014
United States	$202,931	$189,505	$185,729
Foreign countries	30,057	26,974	28,745
	$232,988	$216,479	$214,474
Certain net sales attributed to customers in the United States are sold to customers who in turn may sell such products to customers in foreign countries while certain net sales attributed to customers in foreign countries are sold to customers who in turn may sell such products to customers in the United States.
The Company's net sales by product group for the years ended September 30, 2016, 2015 and 2014 were as follows:

	Year Ended September 30,
	2016	2015	2014
Branded nutritional supplements and other natural products	$211,145	$192,832	$190,105
Other(1)	21,843	23,647	24,369
	$232,988	$216,479	$214,474
__________________________________

(1)	Net sales for any other product or group of similar products are less than 10% of consolidated net sales.
In October 2015, the Company made a decision to classify certain net sales in the other product group that were previously included in the branded nutritional supplements and other natural products group. As a result of this decision, the other product group net sales amount for the years ended September 30, 2015 and 2014 has been increased by $3,065 and $3,732, respectively, from the prior year's presentation.

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

14. Employee Benefit Plans
401(k) Plan—The Company has a 401(k) defined contribution profit sharing plan that covers substantially all employees. Under the plan, employees may contribute up to 75% of their compensation subject to certain exceptions and limitations. In addition, employees who meet certain age requirements may contribute additional amounts permitted by law under the plan. The Company makes matching contributions to the plan up to the first 4% of employee contributions and is permitted to make discretionary contributions under the plan. The amounts contributed to the plan by the Company were $1,014, $936 and $890 for the years ended September 30, 2016, 2015 and 2014, respectively.
15. Supplemental Disclosure of Cash Flow Items
Cash paid by the Company for interest was $1,029, $966 and $1,163 for the years ended September 30, 2016, 2015 and 2014, respectively. Cash paid by the Company for income taxes was $9,764, $7,172 and $8,966 for the years ended September 30, 2016, 2015 and 2014, respectively.
In conjunction with the Company's fiscal 2015, 2014 and 2013 incentive compensation (bonus) payments, non-cash stock awards of 22,664, 24,827 and 31,788 shares of the Company's common stock were issued, respectively. These non-cash stock awards were granted on December 11, 2015, December 11, 2014 and December 11, 2013 at an aggregate fair value of $556, $504 and $775, respectively.
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

NUTRACEUTICAL INTERNATIONAL CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(dollars in thousands)
September 30, 2016
Deducted from related asset account:
Allowance for sales returns	$751	$4,475	$—	$4,458	$768
Allowance for doubtful accounts	333	60	—	109	284
Allowance for deferred tax assets	1,881	222	—	—	2,103
September 30, 2015
Deducted from related asset account:
Allowance for sales returns	763	4,033	—	4,045	751
Allowance for doubtful accounts	471	45	—	183	333
Allowance for deferred tax assets	1,981	(100)	—	—	1,881
September 30, 2014
Deducted from related asset account:
Allowance for sales returns	788	4,151	—	4,176	763
Allowance for doubtful accounts	864	(250)	—	143	471
Allowance for deferred tax assets	1,653	328	—	—	1,981

EXHIBIT INDEX

Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation of Nutraceutical(1)
3.2	Form of By-laws of Nutraceutical(1)
4.1	Form of certificate representing Common Stock(1)
4.2	Amended and Restated Registration Agreement dated as of January 31, 1995 among Nutraceutical and certain of its stockholders(1)
10.1	Form of Indemnification Agreement(1)
10.2	1998 Stock Incentive Plan(1)
10.3	1998 Non-Employee Director Stock Option Plan(1)
10.4	Form of Agreement for Stock Options granted under the 1998 Stock Incentive Plan and 1998 Non-Employee Director Stock Option Plan(2)
10.5	First Amendment to Credit Agreement dated as of September 7, 2006 among Nutraceutical and its lenders(3)
10.6	Amended and Restated Credit Agreement dated as of December 17, 2010 among Nutraceutical and its lenders(4)
10.7	Nutraceutical International Corporation 2013 Long-Term Equity Incentive Plan(5)
10.8	Form of Nonqualified Stock Option Agreement under the 2013 Long-Term Equity Incentive Plan(5)
10.9	Form of Restricted Stock Award Agreement under the 2013 Long-Term Equity Incentive Plan(5)
10.10	Form of Nonqualified Stock Option Agreement for Non-Employee Directors under the 2013 Long-Term Equity Incentive Plan(5)
10.11	Form of Restricted Stock Award Agreement for Non-Employee Directors under the 2013 Long-Term Equity Incentive Plan(5)
10.12	Second Amendment Agreement dated as of November 4, 2014 among Nutraceutical and its lenders(6)
10.13	Annex I to Second Amendment Agreement dated as of November 4, 2014 among Nutraceutical and its lenders(6)
11.1	Computation of earnings per share
The information required by Exhibit 11.1 is set forth on page F-4 of this Form 10-K.
21.1	Subsidiaries of Nutraceutical(7)
23.1	Consent of PricewaterhouseCoopers LLP(7)
31.1	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(7)
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(7)
101.INS	XBRL Instance Document(7)
101.SCH	XBRL Taxonomy Extension Schema Document(7)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(7)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(7)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document(7)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(7)
_______________________________________________________________________________

(1)	Incorporated herein by reference to the applicable exhibit to our Registration Statement on Form S-1/A, Registration No. 333-41909.

(2)	Filed as an exhibit to our Form 8-K filed on October 3, 2005 and incorporated herein by reference.

(3)	Filed as an exhibit to our Form 8-K filed on September 8, 2006 and incorporated herein by reference.

(4)	Filed as an exhibit to our Form 8-K filed on December 21, 2010 and incorporated herein by reference.

(5)	Filed as an exhibit to our Form 8-K filed on January 31, 2013 and incorporated herein by reference.

(6)	Filed as an exhibit to our Form 8-K filed on November 5, 2014 and incorporated herein by reference.

(7)	Filed herewith.