Form 10-Q
period 2016-12-31
NUTRACEUTICAL INTERNATIONAL CORP
filed 2017-01-26
CIK 1050007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the Quarterly Period Ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
At January 24, 2017, the registrant had 9,246,141 shares of common stock outstanding.

NUTRACEUTICAL INTERNATIONAL CORPORATION

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements
NUTRACEUTICAL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	December 31, 2016	September 30, 2016 (1)
ASSETS
Current assets:
Cash	$6,330	$6,803
Accounts receivable, net	17,975	17,680
Inventories	65,910	63,923
Prepaid expenses and other current assets	4,273	4,217
Deferred income taxes	1,260	1,243
Total current assets	95,748	93,866

Property, plant and equipment, net	82,314	83,048
Goodwill	30,925	30,925
Intangible assets, net	21,355	22,277
Deferred income taxes	4,465	4,310
Other non-current assets	1,398	1,429
Total assets	$236,205	$235,855
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,665	$12,696
Accrued expenses	4,720	7,469
Total current liabilities	20,385	20,165

Long-term debt	39,500	43,500
Other non-current liabilities	2	200
Total liabilities	59,887	63,865
Stockholders' equity:
Common stock	93	92
Additional paid-in capital	1,494	52
Retained earnings	175,322	172,276
Accumulated other comprehensive loss	(591)	(430)
Total stockholders' equity	176,318	171,990
Total liabilities and stockholders' equity	$236,205	$235,855
___________________

(1)	The condensed consolidated balance sheet as of September 30, 2016 has been prepared using information from the audited financial statements at that date.
The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands, except per share data)

	Three Months Ended December 31,
	2016	2015
Net sales	$56,619	$55,959
Cost of sales	27,679	27,851
Gross profit	28,940	28,108
Operating expenses
Selling, general and administrative	21,255	20,342
Amortization of intangible assets	918	981
Income from operations	6,767	6,785
Interest and other expense, net	330	274
Income before provision for income taxes	6,437	6,511
Provision for income taxes	2,236	2,270
Net income	$4,201	$4,241
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	(161)	(79)
Comprehensive income	$4,040	$4,162
Net income per common share
Basic	$0.46	$0.45
Diluted	0.46	0.45
Weighted average common shares outstanding
Basic	9,212,331	9,459,470
Dilutive effect of equity awards	—	—
Diluted	9,212,331	9,459,470

Cash dividend declared per common share	$0.13	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net income	$4,201	$4,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,560	3,482
Amortization of deferred financing fees	31	31
Losses on disposals of property, plant and equipment	1	—
Stock-based compensation	52	—
Deferred income taxes	(172)	1,450
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(295)	(365)
Inventories	(1,987)	(146)
Prepaid expenses and other current assets	(56)	658
Other non-current assets	4	(2)
Accounts payable	1,202	(853)
Accrued expenses	(1,411)	(1,558)
Other non-current liabilities	(258)	4
Net cash provided by operating activities	4,872	6,942
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,297)	(2,079)
Acquisitions of businesses	—	(19,026)
Net cash used in investing activities	(1,297)	(21,105)
Cash flows from financing activities:
Proceeds from debt	2,500	20,000
Payments on debt	(6,500)	(3,500)
Proceeds from issuances of common stock	21	14
Purchases of common stock for treasury	—	(1,604)
Net cash provided by (used in) financing activities	(3,979)	14,910
Effect of exchange rate changes on cash	(69)	(18)
Net increase (decrease) in cash	(473)	729
Cash at beginning of period	6,803	4,615
Cash at end of period	$6,330	$5,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at September 30, 2016	9,203,790	$92	$52	$172,276	$(430)	$171,990
Net income	—	—	—	4,201	—	4,201
Other comprehensive loss	—	—	—	—	(161)	(161)
Issuances of common stock	694	—	21	—	—	21
Equity compensation payments	41,449	1	1,429	—	—	1,430
Stock-based compensation expense	—	—	52	—	—	52
Other	—	—	(60)	—	—	(60)
Dividend declared on common stock	—	—	—	(1,155)	—	(1,155)
Balance at December 31, 2016	9,245,933	$93	$1,494	$175,322	$(591)	$176,318

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
The Company owns neighborhood natural food markets, which operate under the trade names The Real Food Company™, Thom's Natural Foods™, Cornucopia Community Market™ and Granola's®. The Company also owns health food stores, which operate under various trade names, including Fresh Vitamins® and Peachtree Natural Foods®.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring adjustments, to state fairly the consolidated financial position of the Company as of December 31, 2016, the results of its operations for the three months ended December 31, 2016 and 2015 and its cash flows for the three months ended December 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information applied on a consistent basis. Results for the three months ended December 31, 2016 are not necessarily indicative of the results to be expected for the full fiscal year.
Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with US GAAP have been omitted. Accordingly, these financial statements should be read in conjunction with the Company's Form 10-K for the fiscal year ended September 30, 2016, which was filed with the Securities and Exchange Commission on November 17, 2016.
Use of Estimates
The preparation of these financial statements in conformity with US GAAP required management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Significant estimates included values and lives assigned to acquired intangible assets, reserves for customer returns and allowances, uncollectible accounts receivable, valuation adjustments for slow-moving, obsolete and/or damaged inventory, valuation and recoverability of long-lived assets and valuation of performance-based equity awards. Actual results may differ from these estimates.
New Accounting Standards
In January 2017, the Financial Accounting Standards Board ("FASB") issued authoritative guidance, which is included in Accounting Standards Codification ("ASC") 805, "Business Combinations." This guidance clarifies the definition of a business, which assists a company with evaluating whether a transaction should be accounted for as

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

an acquisition (or disposal) of an asset or a business. This guidance is effective for the Company as of October 1, 2018. The Company is currently evaluating the impact this standard may have on its consolidated financial statements.
In March 2016, the FASB issued authoritative guidance, which is included in ASC 718, "Compensation--Stock Compensation." This guidance simplifies the accounting for share-based payments, including the income tax consequences. This guidance is effective for the Company as of October 1, 2017. The Company is currently evaluating the impact this standard may have on its consolidated financial statements.
In February 2016, the FASB issued authoritative guidance, which is included in ASC 842, "Leases." This guidance requires lessees to recognize most leases on the balance sheet by recording a right-of-use asset and a lease liability. This guidance is effective for the Company as of October 1, 2019. The Company is currently evaluating the impact this standard may have on its consolidated financial statements.
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
2. ACCOUNTS RECEIVABLE
Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	December 31, 2016	September 30, 2016
Accounts receivable	$19,032	$18,732
Less allowances	(1,057)	(1,052)
	$17,975	$17,680

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

3. INVENTORIES
Inventories were comprised of the following:

	December 31, 2016	September 30, 2016
Raw materials	$28,488	$25,792
Work-in-process	12,723	11,711
Finished goods	24,699	26,420
	$65,910	$63,923
4. ACQUISITIONS
During the three months ended December 31, 2016, the Company made no acquisitions of businesses. During the three months ended December 31, 2015, the Company made one acquisition of a business. On October 6, 2015, the Company acquired certain operating assets of Dynamic Health Laboratories, Inc. for $19,026 in cash.
The Condensed Consolidated Statements of Comprehensive Income and the Condensed Consolidated Statements of Cash Flows presented herein include the activities of this acquired business from the date of acquisition. Pro forma information was not provided for the three months ended December 31, 2015 since the acquisition was completed near the beginning of the period and the pro forma results are not materially different than actual results. The expected long-term sales and expense synergies of acquired businesses generally are not realized immediately following acquisition, as certain transition and integration matters must be completed.
This acquisition is in keeping with the Company's business strategy of consolidating the fragmented industry in which it competes. This acquisition was accounted for using the acquisition method of accounting. Accordingly, the purchase price was assigned to the assets acquired based on their fair values at the date of acquisition. The excess of purchase price over the fair values of the assets acquired was classified as goodwill. The goodwill relates to expected synergies from this acquisition. The following reflects the final allocation of the purchase price for the fiscal 2016 acquisition to the assets acquired:

Fiscal 2016 Acquisition
Assets acquired:
Current assets	$3,821
Property, plant and equipment	644
Goodwill	6,541
Intangible assets	8,020
$19,026
The fiscal 2016 acquired intangible assets totaling $8,020 related to trademarks, tradenames and customer relationships and are being amortized over periods of eight to fifteen years for financial statement purposes. The fiscal 2016 acquired intangible assets are expected to be deductible for tax purposes over fifteen years. Goodwill of $6,541 for fiscal 2016 is not subject to amortization for financial statement purposes and is expected to be deductible for tax purposes over fifteen years.

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

5. GOODWILL AND INTANGIBLE ASSETS
During the three months ended December 31, 2016, there was no change in the carrying value of goodwill.
The carrying amounts of intangible assets at December 31, 2016 and September 30, 2016 were as follows:

	December 31, 2016			September 30, 2016			Weighted- Average Amortization Period (Years)
	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount
Intangible assets subject to amortization:
Trademarks/tradenames/licenses	$13,896	$(3,438)	$10,458	$13,904	$(3,137)	$10,767	11
Customer relationships/non-compete agreements	23,867	(12,970)	10,897	23,867	(12,357)	11,510	7
Developed software and technology	772	(772)	—	772	(772)	—	5
	$38,535	$(17,180)	$21,355	$38,543	$(16,266)	$22,277
______________________
(1) Amounts include the impact of foreign currency translation adjustments.
Estimated future amortization expense related to the December 31, 2016 net carrying amount of $21,355 for intangible assets subject to amortization is as follows:

Year Ending September 30,	Estimated Amortization Expense
2017(1)	$2,679
2018	3,406
2019	2,979
2020	2,890
2021	2,472
Thereafter	6,929
$21,355
_________________________

(1)	Estimated amortization expense for the year ending September 30, 2017 includes only amortization to be recorded after December 31, 2016.
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
6. DEBT
Debt was comprised of the following:

	December 31, 2016	September 30, 2016
Long-term debt—revolving credit facility	$39,500	$43,500
The carrying value of the Company's debt approximates fair value at December 31, 2016 and September 30, 2016. Estimated fair values for debt have been determined based on borrowing rates currently available to the Company for bank loans with similar terms and maturities and are classified as Level 2 (significant observable inputs other than quoted prices) in the FASB's fair value hierarchy.
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
At December 31, 2016, the Company had outstanding revolving credit borrowings of $39,500 under the Credit Agreement. Borrowings under the Credit Agreement are collateralized by substantially all assets of the Company. At the Company's election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a Base Rate plus a variable margin. Base Rate is the higher of: (i) the Prime Lending Rate, (ii) the Federal Funds Rate plus 0.5% or (iii) the one-month Eurodollar Rate multiplied by the Statutory Reserve Rate plus 1.0% (capitalized terms are defined in the Credit Agreement, a copy of which was filed with the Securities and Exchange Commission on November 5, 2014). At December 31, 2016, the applicable weighted-average interest rate for outstanding borrowings was 2.38%. The Company is also required to pay a variable quarterly fee on the unused balance under the Credit Agreement. At December 31, 2016, the applicable rate was 0.25%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on Base Rate borrowings is payable quarterly. The Credit Agreement matures on November 4, 2019, and the Company is required to repay all principal and interest outstanding under the Credit Agreement on such date.
The Credit Agreement contains restrictive covenants, including limitations on incurring other indebtedness and requirements that the Company maintain certain financial ratios. As of December 31, 2016, the Company was in compliance with the restrictive covenants. Upon the occurrence of a default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring the Company to repay all amounts outstanding under the Credit Agreement.

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

7. SHARE PURCHASES
During the three months ended December 31, 2016, the Company did not purchase or retire any shares of common stock. During the three months ended December 31, 2015, the Company purchased 65,411 shares of common stock for an aggregate price of $1,604. All of these shares of common stock held in treasury were retired prior to December 31, 2015. As of December 31, 2016, the Company was permitted to purchase up to 1,171,170 additional shares under its approved purchase plan, with no expiration date or restrictions. The Company accounts for treasury shares using the cost method.
8. EQUITY AWARDS
On January 28, 2013, stockholders approved the Nutraceutical International Corporation 2013 Long-Term Equity Incentive Plan (the "2013 Plan") and the reservation of 800,000 shares of the Company's common stock for issuance under the 2013 Plan. Equity awards available under the 2013 Plan include stock awards, performance-based awards, stock options and stock appreciation rights. In conjunction with the Company's fiscal 2016 and fiscal 2015 incentive compensation (bonus) payments, 41,449 and 22,664 shares of the Company's common stock were issued, respectively. These non-cash stock awards were granted on December 14, 2016 and December 11, 2015 at an aggregate fair value of $1,430 and $556, respectively, with fair value being determined by the closing price of the Company's common stock on the grant date. These stock awards were registered, unrestricted and fully vested on the grant date.
On December 14, 2016, the Company’s Compensation Committee approved the grant of performance-based stock units (“PSUs”) to certain executives of the Company under the 2013 Plan. The PSUs are a new element of the Company’s executive compensation program. Generally, the PSUs vest at the end of a three-year performance period ending on September 30, 2019. Vesting is based on the achievement of two pre-set financial criteria during the performance period. The first criteria is the three-year moving average growth in net sales and the second criteria is the three-year average Adjusted EBITDA margin (prior to incentive compensation). Each of these criteria receives consideration in determining the actual number of PSUs that ultimately vest. The initial target number of PSUs is 100,000. The actual number of PSUs that are ultimately eligible to vest can range from 0% to 210% of the initial target depending on results during the performance period. Each PSU that vests after the performance period will be exchanged for one share of common stock. The Company recognizes stock-based compensation expense for the probable number of PSUs estimated to vest at the end of the performance period. The fair value of each PSU is $34.50, with fair value being determined by the closing price of the Company’s common stock on the grant date. Compensation expense related to these PSUs of $52 was included in selling, general and administrative expenses for the three months ended December 31, 2016. As of December 31, 2016, 579,272 shares of the Company's common stock were available for issuance under the 2013 Plan, assuming that the target number of 100,000 PSUs ultimately vest.
PSUs totaling 32,850 for the three months ended December 31, 2016 were excluded from the computation of diluted earnings per share because the PSUs were anti-dilutive.
9. DIVIDEND
On December 1, 2016, the Company's Board of Directors declared a quarterly cash dividend of $0.13 per share on all shares of common stock. This quarterly cash dividend totaled $1,155 and was paid on January 5, 2017 to stockholders of record on December 20, 2016.

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

10. SEGMENTS
Segment identification and selection is consistent with the management structure used by the Company's chief operating decision maker to evaluate performance and make decisions regarding resource allocation, as well as the materiality of financial results consistent with that structure. Based on the Company's management structure and method of internal reporting, the Company has one operating segment. The Company's chief operating decision maker does not review operating results on a disaggregated basis; rather, the chief operating decision maker reviews operating results on a consolidated basis.
Net sales attributed to customers in the United States and foreign countries for the three months ended December 31, 2016 and 2015 were as follows:

	Three Months Ended December 31,
	2016	2015
United States	$49,102	$50,050
Foreign countries	7,517	5,909
	$56,619	$55,959
Certain net sales attributed to customers in the United States are sold to customers who in turn may sell such products to customers in foreign countries, while certain net sales attributed to customers in foreign countries are sold to customers who in turn may sell such products to customers in the United States.
The Company's net sales by product group for the three months ended December 31, 2016 and 2015 were as follows:

	Three Months Ended December 31,
	2016	2015
Branded nutritional supplements and other natural products	$51,559	$50,499
Other(1)	5,060	5,460
	$56,619	$55,959
____________________

(1)	Net sales for any other product or group of similar products are less than 10% of consolidated net sales.

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
We own neighborhood natural food markets, which operate under the trade names The Real Food Company™, Thom's Natural Foods™, Cornucopia Community Market™ and Granola's®. We also own health food stores, which operate under various trade names, including Fresh Vitamins® and Peachtree Natural Foods®.
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
Critical Accounting Policies
The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America required us to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reported periods. Significant estimates included values and lives assigned to acquired intangible assets, reserves for customer returns and allowances, uncollectible accounts receivable, valuation adjustments for slow-moving, obsolete and/or damaged inventory, valuation and recoverability of long-lived assets and valuation of performance-based equity awards. Actual results may differ from these estimates. Our critical accounting policies include the following:
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
Stock-based Compensation—Stock-based compensation expense related to performance-based stock units ("PSUs") is impacted by our judgments regarding the achievement of certain pre-set financial criteria. The actual number of PSUs that are ultimately eligible to vest can vary from the initial target depending on the results during the performance period. Stock-based compensation expense is recognized for the probable number of PSUs estimated to vest at the end of the performance period.
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

Results of Operations
The following table sets forth certain Consolidated Statements of Comprehensive Income data as a percentage of net sales for the periods indicated:

	Three Months Ended December 31,
	2016	2015
Net sales	100.0%	100.0%
Cost of sales	48.9%	49.8%
Gross profit	51.1%	50.2%
Selling, general and administrative	37.5%	36.4%
Amortization of intangible assets	1.6%	1.8%
Income from operations	12.0%	12.0%
Interest and other expense, net	0.6%	0.4%
Income before provision for income taxes	11.4%	11.6%
Provision for income taxes	4.0%	4.0%
Net income	7.4%	7.6%
Adjusted EBITDA(1)	18.2%	18.3%
___________________
(1) See "—Adjusted EBITDA."
Comparison of the Three Months Ended December 31, 2016 to the Three Months Ended December 31, 2015
Net Sales.    Net sales were $56.6 million for the three months ended December 31, 2016 (the "first quarter of fiscal 2017") and $56.0 million for the three months ended December 31, 2015 (the "first quarter of fiscal 2016"). Net sales of branded nutritional supplements and other natural products increased by $1.0 million, or 2.1%, to $51.5 million for the first quarter of fiscal 2017, compared to $50.5 million for the first quarter of fiscal 2016. The increase in net sales of branded nutritional supplements and other natural products was primarily related to price increases of $1.1 million and, to a lesser extent, the net sales contributions of the fiscal 2016 acquisitions, partially offset by a decrease in sales volume of branded products to certain customers. Other net sales were $5.1 million for the first quarter of fiscal 2017 and $5.5 million for the first quarter of fiscal 2016.
Gross Profit.    Gross profit increased by $0.8 million, or 3.0%, to $28.9 million for the first quarter of fiscal 2017 from $28.1 million for the first quarter of fiscal 2016. As a percentage of net sales, gross profit increased to 51.1% for the first quarter of fiscal 2017 from 50.2% for the first quarter of fiscal 2016. This increase in gross profit was primarily related to the increase in net sales and a decrease in material costs.
Selling, General and Administrative.    Selling, general and administrative expenses increased by $1.0 million, or 4.5%, to $21.3 million for the first quarter of fiscal 2017 from $20.3 million for the first quarter of fiscal 2016. As a percentage of net sales, selling, general and administrative expenses increased to 37.5% for the first quarter of fiscal 2017 from 36.4% for the first quarter of fiscal 2016. This increase in selling, general and administrative expenses was primarily attributable to operational and transition costs related to the fiscal 2016 acquisitions as well as an increase in certain administrative costs.
Amortization of Intangible Assets.    Amortization of intangible assets was $0.9 million for first quarter of fiscal 2017 and $1.0 million for the first quarter of fiscal 2016. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.
Interest and Other Expense, Net.    Net interest and other expense was $0.3 million for both the first quarter of fiscal 2017 and fiscal 2016 and primarily consisted of interest expense on indebtedness under our revolving credit facility.

Provision for Income Taxes.    Our effective tax rate was 34.7% for the first quarter of fiscal 2017 and 34.9% for the first quarter of fiscal 2016.
Adjusted EBITDA
Adjusted EBITDA (a non-GAAP measure) is defined in our performance measures as earnings before net interest and other expense, taxes, depreciation, amortization and goodwill and intangible asset impairments. Adjusted EBITDA has some inherent limitations in measuring operating performance due to the exclusion of certain financial elements such as depreciation and amortization and is not necessarily comparable to other similarly-titled captions of other companies due to potential inconsistencies in the method of calculation. Furthermore, Adjusted EBITDA is not intended to be a substitute for cash flows from operating activities, as a measure of liquidity, or an alternative to net income in determining our operating performance in accordance with generally accepted accounting principles. Our use of an EBITDA-based metric should be considered within the following context:

•	We acknowledge that plant and equipment (while less important in our line of business due to outsourcing alternatives) are necessary to earn revenue based on our current business model.

•	Our use of an EBITDA-based measure of operating performance is not based on any belief about the reasonableness of excluding depreciation and amortization when measuring financial performance.

•	Our use of an EBITDA-based measure is supported by its importance to the following key stakeholders:

▪	Analysts—who estimate our projected Adjusted EBITDA and other EBITDA-based metrics in their independently-developed financial models for investors;

▪	Creditors—who evaluate our operating performance based on compliance with certain EBITDA-based debt covenants;

▪	Investment Bankers—who use EBITDA-based metrics in their written evaluations and comparisons of companies within our industry;

▪	Investors--who use EBITDA-based metrics in their investment decisions about our common stock; and

▪
Board of Directors and Executive Management—who use EBITDA-based metrics for evaluating management performance relative to our operating budget and bank covenant compliance, as well as our ability to service debt and raise capital for growth opportunities, including acquisitions, which are a critical component of our stated strategy. Generally, we have recorded a monthly accrual for incentive compensation as a percentage of Adjusted EBITDA, which has been paid out to executive management, as well as other employees, upon completion of our annual audit. Adjusted EBITDA is also one of the primary criteria used in determining our performance-based equity awards.

The following table sets forth a reconciliation of net income to Adjusted EBITDA for each period included herein:

	Three Months Ended December 31,
	2016	2015
	(dollars in thousands)
Net income	$4,201	$4,241
Provision for income taxes	2,236	2,270
Interest and other expense, net(1)	330	274
Depreciation and amortization	3,560	3,482
Adjusted EBITDA	$10,327	$10,267
_____________________

(1)	Includes amortization of deferred financing fees.
Our Adjusted EBITDA was $10.3 million for both the first quarter of fiscal 2017 and the first quarter of fiscal 2016. Adjusted EBITDA as a percentage of net sales was 18.2% for the first quarter of fiscal 2017 and 18.3% for the first quarter of fiscal 2016.
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
Liquidity and Capital Resources
We had working capital of $75.4 million as of December 31, 2016, compared to $73.7 million as of September 30, 2016. The increase in working capital was primarily the result of an increase in inventories and a decrease in accrued expenses, partially offset by an increase in accounts payable.
Net cash provided by operating activities for the three months ended December 31, 2016 was $4.9 million, compared to $6.9 million for the comparable period in fiscal 2016. This decrease in net cash provided by operating activities for the three months ended December 31, 2016 was primarily attributable to changes in operating assets and liabilities.
Net cash used in investing activities was $1.3 million for the three months ended December 31, 2016, compared to $21.1 million for the comparable period in fiscal 2016. Our investing activities consisted of acquisitions of businesses and capital expenditures. The capital expenditures primarily related to buildings, building improvements, distribution and manufacturing equipment and information systems.
During the three months ended December 31, 2016, we made no acquisitions of businesses. During the three months ended December 31, 2015, we made one acquisition of a business. On October 6, 2015, we acquired certain operating assets of Dynamic Health Laboratories, Inc. for $19.0 million in cash.
Net cash used in financing activities was $4.0 million for the three months ended December 31, 2016 and net cash provided by financing activities was $14.9 million for the comparable period in fiscal 2016. During these periods, financing activities primarily related to borrowings and repayments under our revolving credit facility, purchases of common stock for treasury and proceeds from the issuance of common stock related to our direct stock purchase plan. During the three months ended December 31, 2015, net borrowings under our revolving credit facility were $16.5 million and primarily related to the acquisition of certain operating assets of Dynamic Health Laboratories, Inc.
In October 2007, we registered a direct stock purchase plan with the Securities and Exchange Commission. The purpose of this direct stock purchase plan is to provide a convenient way for existing stockholders, as well as new investors, to purchase shares of our common stock. A total of 1,500,000 shares of our common stock were registered under the plan, with 694 shares purchased during the three months ended December 31, 2016. As of December 31, 2016, there were 1,373,407 shares of common stock available for purchase.
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
At December 31, 2016, we had outstanding revolving credit borrowings of $39.5 million under the Credit Agreement. Borrowings under the Credit Agreement are collateralized by substantially all of our assets. At our election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a Base Rate plus a variable margin. Base Rate is the higher of: (i) the Prime Lending Rate, (ii) the Federal Funds Rate plus 0.5% or (iii) the one-month Eurodollar Rate multiplied by the Statutory Reserve Rate plus 1.0% (capitalized terms are defined in the Credit Agreement, a copy of which was filed with the Securities and Exchange Commission on November 5, 2014). At December 31, 2016, the applicable weighted-average interest rate for outstanding borrowings was 2.38%. We are also required to pay a quarterly fee on the unused balance under the Credit Agreement. At December 31, 2016, the applicable rate was 0.25%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The Credit Agreement matures on November 4, 2019, and we are required to repay all principal and interest outstanding under the Credit Agreement on such date.
The Credit Agreement contains restrictive covenants, including limitations on incurring certain other indebtedness and requirements that we maintain certain financial ratios. As of December 31, 2016, we were in compliance with the restrictive covenants. Upon the occurrence of a default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring us to repay all amounts outstanding under the Credit Agreement.
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

Contractual Obligations and Other Commitments
Our significant non-cancelable contractual obligations and other commitments as of December 31, 2016 were as follows:

	Payments Due By Period
Contractual Obligations and Other Commitments	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(dollars in thousands)
Revolving credit facility	$39,500	$—	$39,500	$—	$—
Interest on revolving credit facility(a)	3,192	1,122	2,070	—	—
Operating leases	6,586	3,689	2,446	451	—
Total	$49,278	$4,811	$44,016	$451	$—
____________________

(a)
Represents estimated interest obligations associated with our outstanding revolving credit facility balance of $39.5 million at December 31, 2016, assuming no principal payments are made before maturity, a weighted-average interest rate of 2.38% and an underutilization fee rate of 0.25%.

Off-Balance Sheet Arrangements
Our operating lease commitments are disclosed in the Contractual Obligations and Other Commitments table above. As of December 31, 2016, we had no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material effect on our consolidated financial statements.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
At our election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a Base Rate plus a variable margin. Base Rate is the higher of: (i) the Prime Lending Rate, (ii) the Federal Funds Rate plus 0.5% or (iii) the one-month Eurodollar Rate multiplied by the Statutory Reserve Rate plus 1.0%. At December 31, 2016, the applicable weighted-average interest rate for borrowings was 2.38% and we had total borrowings outstanding of $39.5 million. A hypothetical 100 basis point change in interest rates would not have had a material impact on our reported net income or cash flows for the three months ended December 31, 2016 and 2015.
With respect to our international operations, we are subject to currency fluctuations; however, we do not believe that these fluctuations would have a material adverse impact on our financial position or results of operations because the majority of our net sales to foreign customers are transacted in U.S. dollars. Net sales to foreign customers not transacted in U.S. dollars include sales to customers in Barbados, Dominica, the Netherlands, Norway, St. Kitts, St. Lucia, St. Vincent, Sweden and the United Kingdom. To date, we have not hedged any of our potential foreign currency exposures.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on the foregoing, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2016.
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
Item 1A.    Risk Factors
There have been no material changes in our risk factors from those disclosed in our 2016 Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any unregistered equity securities during the quarterly period ended December 31, 2016.
Prior to fiscal 2017, our Board of Directors approved a share purchase program authorizing us to buy up to 5,500,000 shares of our common stock. As of December 31, 2016, there were 1,171,170 shares available for purchase under this program. The shares available for purchase under this program have no expiration date. There were no purchases under this program during the three months ended December 31, 2016.

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

NUTRACEUTICAL INTERNATIONAL CORPORATION (Registrant)
Date: January 26, 2017	By:	/s/ CORY J. MCQUEEN
Cory J. McQueen Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)