Form 10-Q
period 2017-03-31
NUTRACEUTICAL INTERNATIONAL CORP
filed 2017-04-27
CIK 1050007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the Quarterly Period Ended March 31, 2017
Commission file number 000-23731
NUTRACEUTICAL INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	87-0515089 (IRS Employer Identification No.)

1400 Kearns Boulevard, 2nd Floor, Park City, Utah (Address of principal executive offices)	84060 (Zip code)

(435) 655-6106 (Registrant's telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒    NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
At April 25, 2017, the registrant had 9,246,769 shares of common stock outstanding.

NUTRACEUTICAL INTERNATIONAL CORPORATION

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements
NUTRACEUTICAL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 31, 2017	September 30, 2016 (1)
ASSETS
Current assets:
Cash	$6,145	$6,803
Accounts receivable, net	20,648	17,680
Inventories	65,300	63,923
Prepaid expenses and other current assets	3,643	4,217
Deferred income taxes	1,257	1,243
Total current assets	96,993	93,866

Property, plant and equipment, net	82,242	83,048
Goodwill	30,925	30,925
Intangible assets, net	20,491	22,277
Deferred income taxes	4,587	4,310
Other non-current assets	1,367	1,429
Total assets	$236,605	$235,855
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,206	$12,696
Accrued expenses	4,921	7,469
Total current liabilities	20,127	20,165

Long-term debt	36,500	43,500
Other non-current liabilities	2	200
Total liabilities	56,629	63,865
Stockholders' equity:
Common stock	93	92
Additional paid-in capital	1,824	52
Retained earnings	178,628	172,276
Accumulated other comprehensive loss	(569)	(430)
Total stockholders' equity	179,976	171,990
Total liabilities and stockholders' equity	$236,605	$235,855
___________________

(1)	The condensed consolidated balance sheet as of September 30, 2016 has been prepared using information from the audited financial statements at that date.
The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net sales	$61,215	$59,492	$117,834	$115,451
Cost of sales	30,140	29,163	57,819	57,014
Gross profit	31,075	30,329	60,015	58,437
Operating expenses
Selling, general and administrative	23,011	21,779	44,266	42,121
Amortization of intangible assets	908	999	1,826	1,980
Income from operations	7,156	7,551	13,923	14,336
Interest and other expense, net	312	322	642	596
Income before provision for income taxes	6,844	7,229	13,281	13,740
Provision for income taxes	2,382	2,611	4,618	4,881
Net income	$4,462	$4,618	$8,663	$8,859
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	22	62	(139)	(17)
Comprehensive income	$4,484	$4,680	$8,524	$8,842
Net income per common share
Basic	$0.48	$0.49	$0.94	$0.94
Diluted	0.48	0.49	0.94	0.94
Weighted average common shares outstanding
Basic	9,246,328	9,401,972	9,229,143	9,430,878
Dilutive effect of equity awards	—	—	—	—
Diluted	9,246,328	9,401,972	9,229,143	9,430,878

Cash dividends declared per common share	$0.13	$—	$0.25	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$8,663	$8,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,084	7,020
Amortization of deferred financing fees	63	63
Losses on disposals of property, plant and equipment	3	4
Stock-based compensation	361	—
Bad debt	30	30
Inventory obsolescence	1,100	1,019
Deferred income taxes	(291)	375
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(2,998)	(1,169)
Inventories	(2,477)	(248)
Prepaid expenses and other current assets	574	894
Other non-current assets	(41)	(61)
Accounts payable	1,175	(296)
Accrued expenses	(1,206)	804
Other non-current liabilities	(258)	10
Net cash provided by operating activities	11,782	17,304
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,276)	(4,023)
Acquisitions of businesses	—	(26,235)
Net cash used in investing activities	(4,276)	(30,258)
Cash flows from financing activities:
Proceeds from debt	2,500	25,500
Payments on debt	(9,500)	(9,500)
Proceeds from issuances of common stock	42	40
Purchases of common stock for treasury	—	(3,566)
Dividend paid on common stock	(1,155)	—
Net cash provided by (used in) financing activities	(8,113)	12,474
Effect of exchange rate changes on cash	(51)	27
Net decrease in cash	(658)	(453)
Cash at beginning of period	6,803	4,615
Cash at end of period	$6,145	$4,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at September 30, 2016	9,203,790	$92	$52	$172,276	$(430)	$171,990
Net income	—	—	—	8,663	—	8,663
Other comprehensive loss	—	—	—	—	(139)	(139)
Issuances of common stock	1,302	—	42	—	—	42
Equity compensation payments	41,449	1	1,429	—	—	1,430
Stock-based compensation expense	—	—	361	—	—	361
Other	—	—	(60)	—	—	(60)
Dividends declared on common stock	—	—	—	(2,311)	—	(2,311)
Balance at March 31, 2017	9,246,541	$93	$1,824	$178,628	$(569)	$179,976

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
The Company owns neighborhood natural food markets, which operate under the trade names The Real Food Company™, Thom's Natural Foods™, Cornucopia Community Market™ and Granola's®. The Company also owns health food stores, which operate under the trade name Fresh Vitamins®.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring adjustments, to state fairly the consolidated financial position of the Company as of March 31, 2017, the results of its operations for the three and six months ended March 31, 2017 and 2016 and its cash flows for the six months ended March 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information applied on a consistent basis. Results for the three and six months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full fiscal year.
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
New Accounting Standards
In January 2017, the Financial Accounting Standards Board ("FASB") issued authoritative guidance, which is included in Accounting Standards Codification ("ASC") 805, "Business Combinations." This guidance clarifies the definition of a business, which assists a company with evaluating whether a transaction should be accounted for as an acquisition (or disposal) of an asset or a business. This guidance is effective for the Company as of October 1,

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

2018. The Company is currently evaluating the impact this standard may have on its consolidated financial statements.
In January 2017, the FASB issued authoritative guidance, which is included in ASC 350, "Intangibles--Goodwill and Other." This guidance simplifies the test for goodwill impairment by eliminating Step 2 from the test. This guidance is effective for the Company as of October 1, 2020. The Company is currently evaluating the impact this standard may have on its consolidated financial statements.
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
In November 2015, the FASB issued authoritative guidance, which is included in ASC 740, "Income Taxes." This guidance simplifies the presentation of deferred income taxes and requires that deferred tax assets and liabilities be classified as noncurrent in the classified statement of financial position. This guidance is effective for the Company as of October 1, 2017 and is not expected to have a material impact on its consolidated financial statements as the guidance only changes the classification of deferred income taxes.
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

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

2. ACCOUNTS RECEIVABLE
Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	March 31, 2017	September 30, 2016
Accounts receivable	$21,743	$18,732
Less allowances	(1,095)	(1,052)
	$20,648	$17,680
3. INVENTORIES
Inventories were comprised of the following:

	March 31, 2017	September 30, 2016
Raw materials	$28,181	$25,792
Work-in-process	14,198	11,711
Finished goods	22,921	26,420
	$65,300	$63,923
4. ACQUISITIONS
During the six months ended March 31, 2017, the Company made no acquisitions of businesses. During the six months ended March 31, 2016, the Company made two acquisitions of businesses. On October 6, 2015, the Company acquired certain operating assets of Dynamic Health Laboratories, Inc. ("Dynamic Health"). On February 18, 2016, the Company acquired certain operating assets of Aubrey Organics, Inc. ("Aubrey Organics"). The aggregate purchase price of these acquisitions was $26,235 in cash.
The Condensed Consolidated Statements of Comprehensive Income and the Condensed Consolidated Statements of Cash Flows presented herein include the activities of these acquired businesses from their respective dates of acquisition. Pro forma information was not provided for Dynamic Health for the three and six months ended March 31, 2016 since the acquisition was completed near the beginning of these periods and the pro forma results are not materially different than actual results. Pro forma information related to the Aubrey Organics acquisition was not material. The expected long-term sales and expense synergies of acquired businesses generally are not realized immediately following acquisition, as certain transition and integration matters must be completed.
These acquisitions are in keeping with the Company's business strategy of consolidating the fragmented industry in which it competes. These acquisitions were accounted for using the acquisition method of accounting. Accordingly, the purchase price was assigned to the assets acquired based on their fair values at their respective dates of acquisition. The excess of purchase price over the fair values of the assets acquired was classified as

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

goodwill. The goodwill relates to expected synergies from these acquisitions. The following reflects the final allocation of the aggregate purchase price for the fiscal 2016 acquisitions to the assets acquired:

Fiscal 2016 Acquisitions
Assets acquired:
Current assets	$4,576
Property, plant and equipment	6,648
Goodwill	6,541
Intangible assets	8,470
$26,235
The fiscal 2016 acquired intangible assets totaling $8,470 related to trademarks, tradenames and customer relationships and are being amortized over periods of six to fifteen years for financial statement purposes. The fiscal 2016 acquired intangible assets are expected to be deductible for tax purposes over fifteen years. Goodwill of $6,541 for fiscal 2016 is not subject to amortization for financial statement purposes and is expected to be deductible for tax purposes over fifteen years.
5. GOODWILL AND INTANGIBLE ASSETS
During the six months ended March 31, 2017, there was no change in the carrying value of goodwill.
The carrying amounts of intangible assets at March 31, 2017 and September 30, 2016 were as follows:

	March 31, 2017			September 30, 2016			Weighted- Average Amortization Period (Years)
	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount
Intangible assets subject to amortization:
Trademarks/tradenames	$13,940	$(3,744)	$10,196	$13,904	$(3,137)	$10,767	11
Customer relationships/non-compete agreements/licenses	23,637	(13,342)	10,295	23,867	(12,357)	11,510	7
Developed software and technology	772	(772)	—	772	(772)	—	5
	$38,349	$(17,858)	$20,491	$38,543	$(16,266)	$22,277
______________________
(1) Amounts include the impact of foreign currency translation adjustments.

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

Estimated future amortization expense related to the March 31, 2017 net carrying amount of $20,491 for intangible assets subject to amortization is as follows:

Year Ending September 30,	Estimated Amortization Expense
2017(1)	$1,777
2018	3,415
2019	2,988
2020	2,898
2021	2,481
Thereafter	6,932
$20,491
_________________________

(1)	Estimated amortization expense for the year ending September 30, 2017 includes only amortization to be recorded after March 31, 2017.
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
6. DEBT
Debt was comprised of the following:

	March 31, 2017	September 30, 2016
Long-term debt—revolving credit facility	$36,500	$43,500
The carrying value of the Company's debt approximates fair value at March 31, 2017 and September 30, 2016. Estimated fair values for debt have been determined based on borrowing rates currently available to the Company for bank loans with similar terms and maturities and are classified as Level 2 (significant observable inputs other than quoted prices) in the FASB's fair value hierarchy.
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

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

At March 31, 2017, the Company had outstanding revolving credit borrowings of $36,500 under the Credit Agreement. Borrowings under the Credit Agreement are collateralized by substantially all assets of the Company. At the Company's election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a Base Rate plus a variable margin. Base Rate is the higher of: (i) the Prime Lending Rate, (ii) the Federal Funds Rate plus 0.5% or (iii) the one-month Eurodollar Rate multiplied by the Statutory Reserve Rate plus 1.0% (capitalized terms are defined in the Credit Agreement, a copy of which was filed with the Securities and Exchange Commission on November 5, 2014). At March 31, 2017, the applicable weighted-average interest rate for outstanding borrowings was 2.30%. The Company is also required to pay a variable quarterly fee on the unused balance under the Credit Agreement. At March 31, 2017, the applicable rate was 0.25%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on Base Rate borrowings is payable quarterly. The Credit Agreement matures on November 4, 2019, and the Company is required to repay all principal and interest outstanding under the Credit Agreement on such date.
The Credit Agreement contains restrictive covenants, including limitations on incurring other indebtedness and requirements that the Company maintain certain financial ratios. As of March 31, 2017, the Company was in compliance with the restrictive covenants. Upon the occurrence of a default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring the Company to repay all amounts outstanding under the Credit Agreement.
7. SHARE PURCHASES
During the three and six months ended March 31, 2017, the Company did not purchase or retire any shares of common stock. During the three and six months ended March 31, 2016, the Company purchased 80,529 and 145,940 shares of common stock for an aggregate price of $1,962 and $3,566, respectively. All of these shares of common stock held in treasury were retired prior to March 31, 2016 except for 3,354 shares, which were subsequently retired in June 2016. As of March 31, 2017, the Company was permitted to purchase up to 1,171,170 additional shares under its approved purchase plan, with no expiration date or restrictions. The Company accounts for treasury shares using the cost method.
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
On December 14, 2016, the Company’s Compensation Committee approved the grant of performance-based stock units (“PSUs”) to certain executives of the Company under the 2013 Plan. The PSUs are a new element of the Company’s executive compensation program. Generally, the PSUs vest at the end of a three-year performance period ending on September 30, 2019. Vesting is based on the achievement of two pre-set financial criteria during the performance period. The first criteria is the three-year moving average growth in net sales and the second criteria is the three-year average Adjusted EBITDA margin (prior to incentive compensation). Each of these criteria receives consideration in determining the actual number of PSUs that ultimately vest. The initial target number of PSUs is 100,000. The actual number of PSUs that are ultimately eligible to vest can range from 0% to 210% of the

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

initial target depending on results during the performance period. Each PSU that vests after the performance period will be exchanged for one share of common stock. The Company recognizes stock-based compensation expense for the probable number of PSUs estimated to vest at the end of the performance period. The fair value of each PSU is $34.50, with fair value being determined by the closing price of the Company’s common stock on the grant date. For the three and six months ended March 31, 2017, compensation expense related to these PSUs of $309 and $361, respectively, was included in selling, general and administrative expenses. As of March 31, 2017, 579,272 shares of the Company's common stock were available for issuance under the 2013 Plan, assuming that the target number of 100,000 PSUs ultimately vest.
For the three and six months ended March 31, 2017, PSUs totaling 56,175 and 44,513, respectively, were excluded from the computation of diluted earnings per share because the PSUs were anti-dilutive.
9. DIVIDENDS
On December 1, 2016, the Company's Board of Directors declared a quarterly cash dividend of $0.13 per share on all shares of common stock. This quarterly cash dividend totaled $1,155 and was paid on January 5, 2017 to stockholders of record on December 20, 2016.

On March 3, 2017, the Company's Board of Directors declared a quarterly cash dividend of $0.13 per share on all shares of common stock. This quarterly cash dividend totaled $1,156 and was paid on April 5, 2017 to stockholders of record on March 20, 2017.
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
Net sales attributed to customers in the United States and foreign countries for the three and six months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
United States	$52,956	$52,350	$102,058	$102,400
Foreign countries	8,259	7,142	15,776	13,051
	$61,215	$59,492	$117,834	$115,451
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

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

The Company's net sales by product group for the three and six months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Branded nutritional supplements and other natural products	$56,069	$53,687	$107,628	$104,186
Other(1)	5,146	5,805	10,206	11,265
	$61,215	$59,492	$117,834	$115,451
____________________

(1)	Net sales for any other product or group of similar products are less than 10% of consolidated net sales.
11. SUBSEQUENT EVENTS
On April 6, 2017, the Company acquired certain operating assets associated with the Zhou Nutrition brand from Branson Books, LLC for approximately $19,800 in cash. The primary assets acquired included inventory, prepaid expenses, trademarks/tradenames, customer relationships and goodwill. As of the date of these financial statements, the Company is determining the fair value of the acquired assets and the related allocation of the aggregate purchase price.

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
We own neighborhood natural food markets, which operate under the trade names The Real Food Company™, Thom's Natural Foods™, Cornucopia Community Market™ and Granola's®. We also own health food stores, which operate under the trade name Fresh Vitamins®.
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
New Accounting Standards
See Note 1 to the Condensed Consolidated Financial Statements for information regarding new accounting standards.

Results of Operations
The following table sets forth certain Consolidated Statements of Comprehensive Income data as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	49.2%	49.0%	49.1%	49.4%
Gross profit	50.8%	51.0%	50.9%	50.6%
Selling, general and administrative	37.6%	36.6%	37.6%	36.5%
Amortization of intangible assets	1.5%	1.7%	1.5%	1.7%
Income from operations	11.7%	12.7%	11.8%	12.4%
Interest and other expense, net	0.5%	0.5%	0.5%	0.5%
Income before provision for income taxes	11.2%	12.2%	11.3%	11.9%
Provision for income taxes	3.9%	4.4%	3.9%	4.2%
Net income	7.3%	7.8%	7.4%	7.7%
Adjusted EBITDA(1)	17.4%	18.6%	17.8%	18.5%
___________________
(1) See "—Adjusted EBITDA."
Comparison of the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016
Net Sales.    Net sales increased by $1.7 million, or 2.9%, to $61.2 million for the three months ended March 31, 2017 (the "second quarter of fiscal 2017") from $59.5 million for the three months ended March 31, 2016 (the "second quarter of fiscal 2016"). Net sales of branded nutritional supplements and other natural products increased by $2.4 million, or 4.4%, to $56.1 million for the second quarter of fiscal 2017, compared to $53.7 million for the second quarter of fiscal 2016. The increase in net sales of branded nutritional supplements and other natural products was primarily related to an increase in sales volume of branded products to certain customers and, to a lesser extent, the net sales contribution of the fiscal 2016 Aubrey Organics, Inc. ("Aubrey Organics") acquisition, partially offset by price decreases of $0.3 million. Other net sales were $5.1 million for the second quarter of fiscal 2017 and $5.8 million for the second quarter of fiscal 2016.
Gross Profit.    Gross profit increased by $0.8 million, or 2.5%, to $31.1 million for the second quarter of fiscal 2017 from $30.3 million for the second quarter of fiscal 2016. This increase in gross profit was primarily related to the increase in net sales. As a percentage of net sales, gross profit was 50.8% for the second quarter of fiscal 2017 and 51.0% for the second quarter of fiscal 2016.
Selling, General and Administrative.    Selling, general and administrative expenses increased by $1.2 million, or 5.7%, to $23.0 million for the second quarter of fiscal 2017 from $21.8 million for the second quarter of fiscal 2016. As a percentage of net sales, selling, general and administrative expenses increased to 37.6% for the second quarter of fiscal 2017 from 36.6% for the second quarter of fiscal 2016. This increase in selling, general and administrative expenses was primarily attributable to operational and transition costs related to the fiscal 2016 acquisitions as well as an increase in certain administrative costs.
Amortization of Intangible Assets.    Amortization of intangible assets was $0.9 million for second quarter of fiscal 2017 and $1.0 million for the second quarter of fiscal 2016. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.
Interest and Other Expense, Net.    Net interest and other expense was $0.3 million for the second quarter of fiscal 2017 and the second quarter of fiscal 2016 and primarily consisted of interest expense on indebtedness under our revolving credit facility.

Provision for Income Taxes.    Our effective tax rate was 34.8% for the second quarter of fiscal 2017 and 36.1% for the second quarter of fiscal 2016. The decrease in the effective tax rate was primarily related to increases in the domestic manufacturing deduction and the credit for increasing research activities.
Comparison of the Six Months Ended March 31, 2017 to the Six Months Ended March 31, 2016
Net Sales.    Net sales increased by $2.3 million, or 2.1%, to $117.8 million for the six months ended March 31, 2017 from $115.5 million for the six months ended March 31, 2016. Net sales of branded nutritional supplements and other natural products increased by $3.4 million, or 3.3%, to $107.6 million for the six months ended March 31, 2017 from $104.2 million for the six months ended March 31, 2016. The increase in net sales of branded nutritional supplements and other natural products was primarily related to the net sales contributions of the fiscal 2016 acquisitions, an increase in sales volume to certain customers and, to a lesser extent, price increases of $0.8 million. Other net sales were $10.2 million for the six months ended March 31, 2017 and $11.3 million for the six months ended March 31, 2016.
Gross Profit.    Gross profit increased by $1.6 million, or 2.7%, to $60.0 million for the six months ended March 31, 2017 from $58.4 million for the six months ended March 31, 2016. As a percentage of net sales, gross profit increased to 50.9% for the six months ended March 31, 2017 from 50.6% for the six months ended March 31, 2016. This increase in gross profit was primarily related to the increase in net sales and a decrease in material costs.
Selling, General and Administrative.    Selling, general and administrative expenses increased by $2.2 million, or 5.1%, to $44.3 million for the six months ended March 31, 2017 from $42.1 million for the six months ended March 31, 2016. As a percentage of net sales, selling, general and administrative expenses were 37.6% for the six months ended March 31, 2017 and 36.5% for the six months ended March 31, 2016. This increase in selling, general and administrative expenses was primarily attributable to operational and transition costs related to the fiscal 2016 acquisitions as well as an increase in certain administrative costs.
Amortization of Intangible Assets.    Amortization of intangible assets was $1.8 million for six months ended March 31, 2017 and $2.0 million for the six months ended March 31, 2016. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.
Interest and Other Expense, Net.    Net interest and other expense was $0.6 million for both the six months ended March 31, 2017 and 2016 and primarily consisted of interest expense on indebtedness under our revolving credit facility.
Provision for Income Taxes.    Our effective tax rate was 34.8% for the six months ended March 31, 2017 and 35.5% for the six months ended March 31, 2016. The decrease in the effective tax rate was primarily related to increases in the domestic manufacturing deduction and the credit for increasing research activities.
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

▪
Board of Directors and Executive Management—who use EBITDA-based metrics for evaluating management performance relative to our operating budget and bank covenant compliance, as well as our ability to service debt and raise capital for growth opportunities, including acquisitions, which are a critical component of our stated strategy. Generally, we have recorded a monthly accrual for incentive compensation as a percentage of Adjusted EBITDA, which has been paid out to executive management, as well as other employees, upon completion of our annual audit. Adjusted EBITDA is also one of the primary criteria used in determining our performance-based equity awards.The following table sets forth a reconciliation of net income to Adjusted EBITDA for each period included herein:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
	(dollars in thousands)
Net income	$4,462	$4,618	$8,663	$8,859
Provision for income taxes	2,382	2,611	4,618	4,881
Interest and other expense, net(1)	312	322	642	596
Depreciation and amortization	3,524	3,538	7,084	7,020
Adjusted EBITDA	$10,680	$11,089	$21,007	$21,356
_____________________

(1)	Includes amortization of deferred financing fees.
Our Adjusted EBITDA was $10.7 million for the second quarter of fiscal 2017 and $11.1 million for the second quarter of fiscal 2016. Adjusted EBITDA as a percentage of net sales was 17.4% for the second quarter of fiscal 2017 and 18.6% for the second quarter of fiscal 2016.
Our Adjusted EBITDA was $21.0 million for the six months ended March 31, 2017 and $21.4 million for the six months ended March 31, 2016. Adjusted EBITDA as a percentage of net sales was 17.8% for the six months ended March 31, 2017 and 18.5% for the six months ended March 31, 2016.
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

Liquidity and Capital Resources
We had working capital of $76.9 million as of March 31, 2017, compared to $73.7 million as of September 30, 2016. The increase in working capital was primarily the result of increases in accounts receivable and inventories and a decrease in accrued expenses, partially offset by an increase in accounts payable.
Net cash provided by operating activities for the six months ended March 31, 2017 was $11.8 million, compared to $17.3 million for the comparable period in fiscal 2016. This decrease in net cash provided by operating activities for the six months ended March 31, 2017 was primarily attributable to changes in operating assets and liabilities.
Net cash used in investing activities was $4.3 million for the six months ended March 31, 2017, compared to $30.3 million for the comparable period in fiscal 2016. Our investing activities consisted of acquisitions of businesses and capital expenditures. The capital expenditures primarily related to buildings, building improvements, distribution and manufacturing equipment and information systems.
During the six months ended March 31, 2017, we made no acquisitions of businesses. During the six months ended March 31, 2016, we made two acquisitions of businesses. On October 6, 2015, we acquired certain operating assets of Dynamic Health Laboratories, Inc. ("Dynamic Health"). On February 18, 2016, we acquired certain operating assets of Aubrey Organics. The aggregate purchase price of these acquisitions was $26.2 million in cash.
Net cash used in financing activities was $8.1 million for the six months ended March 31, 2017 and net cash provided by financing activities was $12.5 million for the comparable period in fiscal 2016. During these periods, financing activities primarily related to borrowings and repayments under our revolving credit facility, purchases of common stock for treasury, proceeds from the issuance of common stock related to our direct stock purchase plan and dividends paid on common stock. During the six months ended March 31, 2016, net borrowings under our revolving credit facility were $16.0 million and primarily related to the acquisition of certain operating assets of Dynamic Health and Aubrey Organics.
In October 2007, we established a direct stock purchase plan. The purpose of this direct stock purchase plan is to provide a convenient way for existing stockholders, as well as new investors, to purchase shares of our common stock. A total of 1,500,000 shares of our common stock were initially registered under the plan, with 1,302 shares purchased during the six months ended March 31, 2017. As of March 31, 2017, there were 1,372,799 shares of common stock available for purchase.
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
At March 31, 2017, we had outstanding revolving credit borrowings of $36.5 million under the Credit Agreement. Borrowings under the Credit Agreement are collateralized by substantially all of our assets. At our election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a Base Rate plus a variable margin. Base Rate is the higher of: (i) the Prime Lending Rate, (ii) the Federal Funds Rate plus 0.5% or (iii) the one-month Eurodollar Rate multiplied by the Statutory Reserve Rate plus 1.0% (capitalized terms are defined in the Credit Agreement, a copy of which was filed with the Securities and Exchange Commission on November 5, 2014). At March 31, 2017, the applicable weighted-average interest rate for outstanding borrowings was 2.30%. We are also required to pay a quarterly fee on the unused balance under the Credit Agreement. At March 31, 2017, the applicable rate was 0.25%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The Credit Agreement matures on November 4, 2019, and we are required to repay all principal and interest outstanding under the Credit Agreement on such date.

The Credit Agreement contains restrictive covenants, including limitations on incurring certain other indebtedness and requirements that we maintain certain financial ratios. As of March 31, 2017, we were in compliance with the restrictive covenants. Upon the occurrence of a default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring us to repay all amounts outstanding under the Credit Agreement.
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
Contractual Obligations and Other Commitments
Our significant non-cancelable contractual obligations and other commitments as of March 31, 2017 were as follows:

	Payments Due By Period
Contractual Obligations and Other Commitments	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(dollars in thousands)
Revolving credit facility	$36,500	$—	$36,500	$—	$—
Interest on revolving credit facility(a)	2,668	1,027	1,641	—	—
Operating leases	6,208	3,584	2,299	325	—
Total	$45,376	$4,611	$40,440	$325	$—
____________________

(a)
Represents estimated interest obligations associated with our outstanding revolving credit facility balance of $36.5 million at March 31, 2017, assuming no principal payments are made before maturity, a weighted-average interest rate of 2.30% and an underutilization fee rate of 0.25%.

Off-Balance Sheet Arrangements
Our operating lease commitments are disclosed in the Contractual Obligations and Other Commitments table above. As of March 31, 2017, we had no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material effect on our consolidated financial statements.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
At our election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a Base Rate plus a variable margin. Base Rate is the higher of: (i) the Prime Lending Rate, (ii) the Federal Funds Rate plus 0.5% or (iii) the one-month Eurodollar Rate multiplied by the Statutory Reserve Rate plus 1.0%. At March 31, 2017, the applicable weighted-average interest rate for borrowings was 2.30% and we had total borrowings outstanding of $36.5 million. A hypothetical 100 basis point change in interest rates would not have had a material impact on our reported net income or cash flows for the six months ended March 31, 2017 and 2016.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based on the foregoing, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any unregistered equity securities during the quarterly period ended March 31, 2017.
Prior to fiscal 2017, our Board of Directors approved a share purchase program authorizing us to buy up to 5,500,000 shares of our common stock. As of March 31, 2017, there were 1,171,170 shares available for purchase under this program. The shares available for purchase under this program have no expiration date. There were no purchases under this program during the three months ended March 31, 2017.
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

NUTRACEUTICAL INTERNATIONAL CORPORATION (Registrant)
Date: April 27, 2017	By:	/s/ CORY J. MCQUEEN
Cory J. McQueen Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)