Form 10-Q
period 2017-06-30
NUTRACEUTICAL INTERNATIONAL CORP
filed 2017-07-27
CIK 1050007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the Quarterly Period Ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
At July 26, 2017, the registrant had 9,246,999 shares of common stock outstanding.

NUTRACEUTICAL INTERNATIONAL CORPORATION

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements
NUTRACEUTICAL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30, 2017	September 30, 2016 (1)
ASSETS
Current assets:
Cash	$4,183	$6,803
Accounts receivable, net	20,993	17,680
Inventories	68,558	63,923
Prepaid expenses and other current assets	6,085	4,217
Deferred income taxes	1,250	1,243
Total current assets	101,069	93,866

Property, plant and equipment, net	82,184	83,048
Goodwill	38,582	30,925
Intangible assets, net	28,262	22,277
Deferred income taxes	5,037	4,310
Other non-current assets	1,324	1,429
Total assets	$256,458	$235,855
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,372	$12,696
Accrued expenses	6,599	7,469
Total current liabilities	22,971	20,165

Long-term debt	50,500	43,500
Other non-current liabilities	750	200
Total liabilities	74,221	63,865
Stockholders' equity:
Common stock	93	92
Additional paid-in capital	2,146	52
Retained earnings	180,485	172,276
Accumulated other comprehensive loss	(487)	(430)
Total stockholders' equity	182,237	171,990
Total liabilities and stockholders' equity	$256,458	$235,855
___________________

(1)	The condensed consolidated balance sheet as of September 30, 2016 has been prepared using information from the audited financial statements at that date.
The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net sales	$64,993	$60,836	$182,827	$176,287
Cost of sales	31,600	29,416	89,419	86,430
Gross profit	33,393	31,420	93,408	89,857
Operating expenses
Selling, general and administrative	25,261	21,895	69,317	64,016
Transaction costs related to merger agreement (Note 11)	2,556	—	2,766	—
Amortization of intangible assets	1,357	988	3,183	2,968
Income from operations	4,219	8,537	18,142	22,873
Interest and other expense, net	380	326	1,022	922
Income before provision for income taxes	3,839	8,211	17,120	21,951
Provision for income taxes	1,982	2,182	6,600	7,063
Net income	$1,857	$6,029	$10,520	$14,888
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	82	(118)	(57)	(135)
Comprehensive income	$1,939	$5,911	$10,463	$14,753
Net income per common share
Basic	$0.20	$0.65	$1.14	$1.59
Diluted	0.20	0.65	1.14	1.59
Weighted average common shares outstanding
Basic	9,246,902	9,310,097	9,235,063	9,390,765
Dilutive effect of equity awards	10,648	—	3,549	—
Diluted	9,257,550	9,310,097	9,238,612	9,390,765

Cash dividends declared per common share	$—	$—	$0.25	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$10,520	$14,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,905	10,599
Amortization of deferred financing fees	94	94
Losses on disposals of property, plant and equipment	10	9
Stock-based compensation	669	—
Bad debt	45	45
Inventory obsolescence	1,544	1,722
Deferred income taxes	(734)	108
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(3,440)	(2,484)
Inventories	(3,759)	(3,405)
Prepaid expenses and other current assets	(1,232)	1,196
Other non-current assets	(58)	(91)
Accounts payable	3,283	(277)
Accrued expenses	(713)	1,037
Other non-current liabilities	(260)	18
Net cash provided by operating activities	16,874	23,459
Cash flows from investing activities:
Purchases of property, plant and equipment	(6,475)	(6,394)
Acquisitions of businesses	(17,730)	(26,235)
Net cash used in investing activities	(24,205)	(32,629)
Cash flows from financing activities:
Proceeds from debt	20,500	27,000
Payments on debt	(13,500)	(12,500)
Proceeds from issuances of common stock	56	60
Purchases of common stock for treasury	—	(6,428)
Dividends paid on common stock	(2,311)	—
Net cash provided by financing activities	4,745	8,132
Effect of exchange rate changes on cash	(34)	(4)
Net decrease in cash	(2,620)	(1,042)
Cash at beginning of period	6,803	4,615
Cash at end of period	$4,183	$3,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

NUTRACEUTICAL INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)
(dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at September 30, 2016	9,203,790	$92	$52	$172,276	$(430)	$171,990
Net income	—	—	—	10,520	—	10,520
Other comprehensive loss	—	—	—	—	(57)	(57)
Issuances of common stock	1,760	—	56	—	—	56
Equity compensation payments	41,449	1	1,429	—	—	1,430
Stock-based compensation expense	—	—	669	—	—	669
Other	—	—	(60)	—	—	(60)
Dividends paid on common stock	—	—	—	(2,311)	—	(2,311)
Balance at June 30, 2017	9,246,999	$93	$2,146	$180,485	$(487)	$182,237

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
The Company manufactures and sells nutritional supplements and other natural products under numerous brands, including Solaray®, KAL®, Dynamic Health®, Nature's Life®, LifeTime®, Natural Balance®, NaturalCare®, Health from the Sun®, Zhou Nutrition®, Pioneer®, Nutra BioGenesis®, Life-flo®, Organix South®, Heritage Store® and Monarch Nutraceuticals®.
The Company owns neighborhood natural food markets, which operate under the trade names The Real Food Company™, Thom's Natural Foods™, Cornucopia Community Market™ and Granola's®. The Company also owns health food stores, which operate under the trade name Fresh Vitamins®.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments, consisting of normal recurring adjustments, to state fairly the consolidated financial position of the Company as of June 30, 2017, the results of its operations for the three and nine months ended June 30, 2017 and 2016 and its cash flows for the nine months ended June 30, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information applied on a consistent basis. Results for the three and nine months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full fiscal year.
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

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

2. ACCOUNTS RECEIVABLE
Accounts receivable, net of allowances for sales returns and doubtful accounts, consisted of the following:

	June 30, 2017	September 30, 2016
Accounts receivable	$22,040	$18,732
Less allowances	(1,047)	(1,052)
	$20,993	$17,680
3. INVENTORIES
Inventories were comprised of the following:

	June 30, 2017	September 30, 2016
Raw materials	$30,501	$25,792
Work-in-process	15,200	11,711
Finished goods	22,857	26,420
	$68,558	$63,923
4. ACQUISITIONS
During the nine months ended June 30, 2017, the Company made one acquisition of a business. On April 6, 2017, the Company acquired certain operating assets associated with the Zhou Nutrition brand from Branson Books, LLC for $19,730, of which $17,730 was paid in cash at the closing date with the remaining $2,000 to be paid in cash over a two-year period from the closing date. During the nine months ended June 30, 2016, the Company made two acquisitions of businesses. On October 6, 2015, the Company acquired certain operating assets of Dynamic Health Laboratories, Inc. ("Dynamic Health"). On February 18, 2016, the Company acquired certain operating assets of Aubrey Organics, Inc. ("Aubrey Organics"). The aggregate purchase price of these acquisitions was $26,235 in cash.
These acquisitions are in keeping with the Company's business strategy of consolidating the fragmented industry in which it competes. These acquisitions were accounted for using the acquisition method of accounting. Accordingly, the purchase price was assigned to the assets acquired based on their fair values at their respective dates of acquisition. The excess of purchase price over the fair values of the assets acquired was classified as goodwill. The goodwill relates to expected synergies from these acquisitions. The following reflects the preliminary allocation of the purchase price for the fiscal 2017 acquisition and the final allocation of the aggregate purchase prices for the fiscal 2016 acquisitions to the assets acquired:

	Fiscal 2017 Acquisition	Fiscal 2016 Acquisitions
Aggregate assets acquired:
Current assets	$2,973	$4,576
Property, plant and equipment	—	6,648
Goodwill	7,657	6,541
Intangible assets	9,100	8,470
	$19,730	$26,235

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

The fiscal 2017 and fiscal 2016 acquired intangible assets totaling $9,100 and $8,470, respectively, related to trademarks, tradenames, customer relationships and a non-compete agreement and are being amortized over periods of four to fifteen years for financial statement purposes. The fiscal 2017 and fiscal 2016 acquired intangible assets are expected to be deductible for tax purposes over fifteen years. Goodwill of $7,657 for fiscal 2017 and $6,541 for fiscal 2016 is not subject to amortization for financial statement purposes and is expected to be deductible for tax purposes over fifteen years.
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
Since the date of acquisition (April 6, 2017), net sales of $7,306 and gross profit of $4,297 for Zhou Nutrition were included in the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2017. The Company tracks selling, general and administrative expenses on a consolidated basis, not on a brand-by-brand basis. As a result, the disclosure of any results after gross profit is impracticable. The following table provides unaudited pro forma information for the three and nine months ended June 30, 2017 and 2016, as if the acquisition of Zhou Nutrition had been completed on October 1, 2015. The information has been provided for illustrative purposes only and is not necessarily indicative of the actual results that would have been achieved by the Company for the periods presented or that will be achieved in the future. The pro forma information has been adjusted to give effect to items directly attributable to the Zhou Nutrition acquisition. These adjustments include cost of goods sold associated with the write up of inventory to fair value, commission expense associated with growth incentives, amortization expense associated with acquired intangible assets, interest expense associated with borrowings on the Company's revolving credit facility to fund the acquisition and any consequential tax effects.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net sales	$65,420	$62,673	$194,169	$180,985
Net income	2,733	4,850	12,143	13,561
This information has not been adjusted to reflect any changes in the operations of the business subsequent to acquisition. Changes in the operations of the acquired business may include, but are not limited to, discontinuation of certain products, integration of systems and personnel, changes in manufacturing processes and potential cost synergies. Due to these changes, future results could be materially different than the pro forma information provided.
Pro forma information was not provided for Dynamic Health for the three and nine months ended June 30, 2016 since the acquisition was completed near the beginning of these periods and the pro forma results are not materially different than actual results. Pro forma information related to the Aubrey Organics acquisition was not material.

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

5. GOODWILL AND INTANGIBLE ASSETS
The change in the carrying amount of goodwill from September 30, 2016 to June 30, 2017 was as follows:

	Goodwill	Accumulated Impairment	Net
Balance as of September 30, 2016	$71,319	$(40,394)	$30,925
Goodwill attributable to fiscal 2017 acquisition	7,657	—	7,657
Balance as of June 30, 2017	$78,976	$(40,394)	$38,582
The carrying amounts of intangible assets at June 30, 2017 and September 30, 2016 were as follows:

	June 30, 2017			September 30, 2016			Weighted- Average Amortization Period (Years)
	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount	Gross Carrying Amount (1)	Accumulated Amortization (1)	Net Carrying Amount
Intangible assets subject to amortization:
Trademarks/tradenames	$15,590	$(4,134)	$11,456	$13,904	$(3,137)	$10,767	10
Customer relationships/non-compete agreements/licenses	31,118	(14,312)	16,806	23,867	(12,357)	11,510	7
Developed software and technology	772	(772)	—	772	(772)	—	5
	$47,480	$(19,218)	$28,262	$38,543	$(16,266)	$22,277
______________________
(1) Amounts include the impact of foreign currency translation adjustments.
Estimated future amortization expense related to the June 30, 2017 net carrying amount of $28,262 for intangible assets subject to amortization is as follows:

Year Ending September 30,	Estimated Amortization Expense
2017(1)	$1,346
2018	5,268
2019	4,840
2020	4,752
2021	4,265
Thereafter	7,791
$28,262
_________________________

(1)	Estimated amortization expense for the year ending September 30, 2017 includes only amortization to be recorded after June 30, 2017.
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
6. DEBT
Debt was comprised of the following:

	June 30, 2017	September 30, 2016
Long-term debt—revolving credit facility	$50,500	$43,500
The carrying value of the Company's debt approximates fair value at June 30, 2017 and September 30, 2016. Estimated fair values for debt have been determined based on borrowing rates currently available to the Company for bank loans with similar terms and maturities and are classified as Level 2 (significant observable inputs other than quoted prices) in the FASB's fair value hierarchy.
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
At June 30, 2017, the Company had outstanding revolving credit borrowings of $50,500 under the Credit Agreement. Borrowings under the Credit Agreement are collateralized by substantially all assets of the Company. At the Company's election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a Base Rate plus a variable margin. Base Rate is the higher of: (i) the Prime Lending Rate, (ii) the Federal Funds Rate plus 0.5% or (iii) the one-month Eurodollar Rate multiplied by the Statutory Reserve Rate plus 1.0% (capitalized terms are defined in the Credit Agreement, a copy of which was filed with the Securities and Exchange Commission on November 5, 2014). At June 30, 2017, the applicable weighted-average interest rate for outstanding borrowings was 2.42%. The Company is also required to pay a variable quarterly fee on the unused balance under the Credit Agreement. At June 30, 2017, the applicable rate was 0.25%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on Base Rate borrowings is payable quarterly. The Credit Agreement matures on November 4, 2019, and the Company is required to repay all principal and interest outstanding under the Credit Agreement on such date.
The Credit Agreement contains restrictive covenants, including limitations on incurring other indebtedness and requirements that the Company maintain certain financial ratios. As of June 30, 2017, the Company was in compliance with the restrictive covenants. Upon the occurrence of a default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring the Company to repay all amounts outstanding under the Credit Agreement.

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

7. SHARE PURCHASES
During the three and nine months ended June 30, 2017, the Company did not purchase or retire any shares of common stock. During the three and nine months ended June 30, 2016, the Company purchased 119,521 and 265,461 shares of common stock for an aggregate price of $2,862 and $6,428, respectively. All of these shares of common stock held in treasury were retired prior to June 30, 2016 except for 6,211 shares, which were subsequently retired in September 2016. As of June 30, 2017, the Company was permitted to purchase up to 1,171,170 additional shares under its approved purchase plan, with no expiration date or restrictions. The Company accounts for treasury shares using the cost method.
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
On December 14, 2016, the Company’s Compensation Committee approved the grant of performance-based stock units (“PSUs”) to certain executives of the Company under the 2013 Plan. The PSUs are a new element of the Company’s executive compensation program. Generally, the PSUs vest at the end of a three-year performance period ending on September 30, 2019. Vesting is based on the achievement of two pre-set financial criteria during the performance period. The first criteria is the three-year moving average growth in net sales and the second criteria is the three-year average Adjusted EBITDA margin (prior to incentive compensation). Each of these criteria receives consideration in determining the actual number of PSUs that ultimately vest. The initial target number of PSUs is 100,000. The actual number of PSUs that are ultimately eligible to vest can range from 0% to 210% of the initial target depending on results during the performance period. Each PSU that vests after the performance period will be exchanged for one share of common stock. The Company recognizes stock-based compensation expense for the probable number of PSUs estimated to vest at the end of the performance period. The fair value of each PSU is $34.50, with fair value being determined by the closing price of the Company’s common stock on the grant date. For the three and nine months ended June 30, 2017, compensation expense related to these PSUs of $309 and $669, respectively, was included in selling, general and administrative expenses. As of June 30, 2017, 579,272 shares of the Company's common stock were available for issuance under the 2013 Plan, assuming that the target number of 100,000 PSUs ultimately vest.
For the three months ended June 30, 2017, no PSUs were excluded from the computation of diluted earnings per share. For the nine months ended June 30, 2017, PSUs totaling 29,675 were excluded from the computation of diluted earnings per share because the PSUs were anti-dilutive.
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
Net sales attributed to customers in the United States and foreign countries for the three and nine months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
United States	$56,590	$51,454	$158,648	$153,854
Foreign countries	8,403	9,382	24,179	22,433
	$64,993	$60,836	$182,827	$176,287
Certain net sales attributed to customers in the United States are sold to customers who in turn may sell such products to customers in foreign countries, while certain net sales attributed to customers in foreign countries are sold to customers who in turn may sell such products to customers in the United States.
The Company's net sales by product group for the three and nine months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Branded nutritional supplements and other natural products	$60,146	$55,342	$167,774	$159,520
Other (1)	4,847	5,494	15,053	16,767
	$64,993	$60,836	$182,827	$176,287
____________________

(1)	Net sales for any other product or group of similar products are less than 10% of consolidated net sales.
11. MERGER AGREEMENT
On May 21, 2017, the Company, Nutrition Parent, LLC ("Parent") and Nutrition Sub, Inc. ("Merger Sub"), affiliates of HGGC, LLC (“HGGC”), a leading middle-market private equity firm, entered into a definitive agreement under which the Company will be acquired by affiliates of HGGC in a transaction valued at approximately $446 million, including debt to be refinanced.  Under the terms of the agreement, Company stockholders will receive $41.80 in cash (without interest) for each outstanding share of Company common stock they own. The transaction is expected to close in the second half of 2017. Transaction costs related to the merger agreement of $2,556, or $0.28 per diluted share, and $2,766, or $0.30 per diluted share, were included in the

NUTRACEUTICAL INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per share data)

Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2017, respectively. These transaction costs generally are not deductible for tax purposes, which resulted in higher effective tax rates of 51.6% and 38.6% for the three and nine months ended June 30, 2017, respectively.

On July 21, 2017, a putative class action complaint challenging the merger was filed on behalf of Nutraceutical stockholders in the U.S. District Court for the District of Utah. The case is captioned Robert Berg v. Nutraceutical International Corporation, et al., Case No. 2:17-cv-00830-DS (D. Utah 2017). The complaint asserts claims under Section 14(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder, as well as claims under Section 20(a) of the Exchange Act against the Company, the members of its Board, HGGC, Parent and Merger Sub. The plaintiff alleges that Amendment No. 1 to the Company's preliminary proxy statement filed on July 12, 2017 omitted certain information with respect to the merger and seeks to enjoin the merger, rescission or an award of rescissory damages in the event the merger is consummated, and an award of the plaintiff's attorneys' fees and costs of the litigation. The defendants deny all of the allegations made by the plaintiff and believe the disclosures in the proxy statement and all amendments are adequate under the law, and intend to defend vigorously against all claims asserted.

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
We manufacture and sell nutritional supplements and other natural products under numerous brands, including Solaray®, KAL®, Dynamic Health®, Nature's Life®, LifeTime®, Natural Balance®, NaturalCare®, Health from the Sun®, Zhou Nutrition®, Pioneer®, Nutra BioGenesis®, Life-flo®, Organix South®, Heritage Store® and Monarch Nutraceuticals®.
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
New Accounting Standards
See Note 1 to the Condensed Consolidated Financial Statements for information regarding new accounting standards.

Results of Operations
The following table sets forth certain Consolidated Statements of Comprehensive Income data as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	48.6%	48.4%	48.9%	49.0%
Gross profit	51.4%	51.6%	51.1%	51.0%
Selling, general and administrative	38.9%	36.0%	37.9%	36.3%
Transaction costs related to the merger	3.9%	—%	1.5%	—%
Amortization of intangible assets	2.1%	1.6%	1.7%	1.7%
Income from operations	6.5%	14.0%	10.0%	13.0%
Interest and other expense, net	0.6%	0.5%	0.6%	0.6%
Income before provision for income taxes	5.9%	13.5%	9.4%	12.4%
Provision for income taxes	3.0%	3.6%	3.6%	4.0%
Net income	2.9%	9.9%	5.8%	8.4%
Adjusted EBITDA(1)	12.4%	19.9%	15.9%	19.0%
___________________
(1) See "—Adjusted EBITDA."
Comparison of the Three Months Ended June 30, 2017 to the Three Months Ended June 30, 2016
Net Sales.    Net sales increased by $4.2 million, or 6.8%, to $65.0 million for the three months ended June 30, 2017 (the "third quarter of fiscal 2017") from $60.8 million for the three months ended June 30, 2016 (the "third quarter of fiscal 2016"). Net sales of branded nutritional supplements and other natural products increased by $4.8 million, or 8.7%, to $60.1 million for the third quarter of fiscal 2017, compared to $55.3 million for the third quarter of fiscal 2016. The increase in net sales of branded nutritional supplements and other natural products was primarily related to the net sales contribution of $7.3 million from the April 2017 acquisition of Zhou Nutrition, partially offset by a decrease in sales volume of branded products to certain customers and, to a lesser extent, price decreases of $0.5 million. Other net sales were $4.9 million for the third quarter of fiscal 2017 and $5.5 million for the third quarter of fiscal 2016.
Gross Profit.    Gross profit increased by $2.0 million, or 6.3%, to $33.4 million for the third quarter of fiscal 2017 from $31.4 million for the third quarter of fiscal 2016. This increase in gross profit was primarily related to the increase in net sales. As a percentage of net sales, gross profit was 51.4% for the third quarter of fiscal 2017 and 51.6% for the third quarter of fiscal 2016.
Selling, General and Administrative.    Selling, general and administrative expenses increased by $3.4 million, or 15.4%, to $25.3 million for the third quarter of fiscal 2017 from $21.9 million for the third quarter of fiscal 2016. As a percentage of net sales, selling, general and administrative expenses increased to 38.9% for the third quarter of fiscal 2017 from 36.0% for the third quarter of fiscal 2016. This increase in selling, general and administrative expenses was primarily attributable to operational and transition costs related to the fiscal 2016 and fiscal 2017 acquisitions.
Transaction Costs Related to Merger Agreement.    On May 21, 2017, we entered into a definitive agreement with an affiliate of HGGC, LLC (“HGGC”), a leading middle-market private equity firm, under which we will be acquired by the affiliate. Transaction costs related to the merger agreement of $2.6 million, or $0.28 per diluted share, were recorded during the third quarter of fiscal 2017.

Amortization of Intangible Assets.    Amortization of intangible assets was $1.4 million for third quarter of fiscal 2017 and $1.0 million for the third quarter of fiscal 2016. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.
Interest and Other Expense, Net.    Net interest and other expense was $0.4 million for the third quarter of fiscal 2017 and $0.3 million for the third quarter of fiscal 2016 and primarily consisted of interest expense on indebtedness under our revolving credit facility.
Provision for Income Taxes.    Our effective tax rate was 51.6% for the third quarter of fiscal 2017 and 26.6% for the third quarter of fiscal 2016. The increase in the effective tax rate was primarily related to $2.8 million in transaction costs related to the merger agreement that generally were non-deductible for tax purposes and, to a lesser extent, a decrease in the fiscal 2016 effective tax rate due to increases in the domestic manufacturing deduction and the credit for increasing research activities.
Comparison of the Nine Months Ended June 30, 2017 to the Nine Months Ended June 30, 2016
Net Sales.    Net sales increased by $6.5 million, or 3.7%, to $182.8 million for the nine months ended June 30, 2017 from $176.3 million for the nine months ended June 30, 2016. Net sales of branded nutritional supplements and other natural products increased by $8.3 million, or 5.2%, to $167.8 million for the nine months ended June 30, 2017 from $159.5 million for the nine months ended June 30, 2016. The increase in net sales of branded nutritional supplements and other natural products was primarily related to the net sales contribution of $7.3 million from the April 2017 acquisition of Zhou Nutrition and, to a lesser extent, the net sales contributions of the fiscal 2016 acquisitions and price increases of $0.3 million, partially offset by a decrease in sales volume to certain customers. Other net sales were $15.0 million for the nine months ended June 30, 2017 and $16.8 million for the nine months ended June 30, 2016.
Gross Profit.    Gross profit increased by $3.5 million, or 4.0%, to $93.4 million for the nine months ended June 30, 2017 from $89.9 million for the nine months ended June 30, 2016. This increase in gross profit was primarily related to the increase in net sales. As a percentage of net sales, gross profit was 51.1% for the nine months ended June 30, 2017 and 51.0% for the nine months ended June 30, 2016.
Selling, General and Administrative.    Selling, general and administrative expenses increased by $5.3 million, or 8.3%, to $69.3 million for the nine months ended June 30, 2017 from $64.0 million for the nine months ended June 30, 2016. As a percentage of net sales, selling, general and administrative expenses were 37.9% for the nine months ended June 30, 2017 and 36.3% for the nine months ended June 30, 2016. This increase in selling, general and administrative expenses was primarily attributable to operational and transition costs related to the fiscal 2016 and fiscal 2017 acquisitions as well as an increase in certain administrative costs.
Transaction Costs Related to Merger Agreement.    On May 21, 2017, we entered into a definitive agreement with an affiliate of HGGC, LLC (“HGGC”), a leading middle-market private equity firm, under which we will be acquired by the affiliate. Transaction costs related to the merger agreement of $2.8 million, or $0.30 per diluted share, were recorded during the nine months ended June 30, 2017.
Amortization of Intangible Assets.    Amortization of intangible assets was $3.2 million for nine months ended June 30, 2017 and $3.0 million for the nine months ended June 30, 2016. For each period, amortization expense was primarily related to intangible assets recorded in connection with acquisitions.
Interest and Other Expense, Net.    Net interest and other expense was $1.0 million for the nine months ended June 30, 2017 and $0.9 million for the nine months ended June 30, 2016 and primarily consisted of interest expense on indebtedness under our revolving credit facility.
Provision for Income Taxes.    Our effective tax rate was 38.6% for the nine months ended June 30, 2017 and 32.2% for the nine months ended June 30, 2016. The increase in the effective tax rate was primarily related to $2.8 million in transaction costs related to the merger agreement that generally were non-deductible for tax purposes and, to a lesser extent, a decrease in the fiscal 2016 effective tax rate due to increases in the domestic manufacturing deduction and the credit for increasing research activities.

Adjusted EBITDA
Adjusted EBITDA (a non-GAAP measure) is defined in our performance measures as earnings before net interest and other expense, taxes, depreciation, amortization and goodwill and intangible asset impairments. Adjusted EBITDA has some inherent limitations in measuring operating performance due to the exclusion of certain financial elements such as depreciation and amortization and is not necessarily comparable to other similarly-titled captions of other companies due to potential inconsistencies in the method of calculation. Furthermore, Adjusted EBITDA is not intended to be a substitute for cash flows from operating activities, as a measure of liquidity, or an alternative to net income in determining our operating performance in accordance with generally accepted accounting principles. Our use of an EBITDA-based metric should be considered within the following context:

•	We acknowledge that plant and equipment (while less important in our line of business due to outsourcing alternatives) are necessary to earn revenue based on our current business model.

•	Our use of an EBITDA-based measure of operating performance is not based on any belief about the reasonableness of excluding depreciation and amortization when measuring financial performance.

•	Our use of an EBITDA-based measure is supported by its importance to the following key stakeholders:

▪	Analysts—who estimate our projected Adjusted EBITDA and other EBITDA-based metrics in their independently-developed financial models for investors;

▪	Creditors—who evaluate our operating performance based on compliance with certain EBITDA-based debt covenants;

▪	Investment Bankers—who use EBITDA-based metrics in their written evaluations and comparisons of companies within our industry;

▪	Investors—who use EBITDA-based metrics in their investment decisions about our common stock; and

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Net income	$1,857	$6,029	$10,520	$14,888
Provision for income taxes	1,982	2,182	6,600	7,063
Interest and other expense, net(1)	380	326	1,022	922
Depreciation and amortization	3,821	3,579	10,905	10,599
Adjusted EBITDA	$8,040	$12,116	$29,047	$33,472
_____________________

(1)	Includes amortization of deferred financing fees.

Our Adjusted EBITDA was $8.0 million for the third quarter of fiscal 2017 and $12.1 million for the third quarter of fiscal 2016. Adjusted EBITDA as a percentage of net sales was 12.4% for the third quarter of fiscal 2017 and 19.9% for the third quarter of fiscal 2016.
Our Adjusted EBITDA was $29.0 million for the nine months ended June 30, 2017 and $33.5 million for the nine months ended June 30, 2016. Adjusted EBITDA as a percentage of net sales was 15.9% for the nine months ended June 30, 2017 and 19.0% for the nine months ended June 30, 2016.
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
Liquidity and Capital Resources
We had working capital of $78.1 million as of June 30, 2017, compared to $73.7 million as of September 30, 2016. The increase in working capital was primarily the result of increases in accounts receivable, inventories and prepaid expenses and other current assets, partially offset by an increase in accounts payable.
Net cash provided by operating activities for the nine months ended June 30, 2017 was $16.9 million, compared to $23.5 million for the comparable period in fiscal 2016. This decrease in net cash provided by operating activities for the nine months ended June 30, 2017 was primarily attributable to a decrease in net income as well as changes in operating assets and liabilities.
Net cash used in investing activities was $24.2 million for the nine months ended June 30, 2017, compared to $32.6 million for the comparable period in fiscal 2016. Our investing activities consisted of acquisitions of businesses and capital expenditures. The capital expenditures primarily related to buildings, building improvements, distribution and manufacturing equipment and information systems.
During the nine months ended June 30, 2017, we made one acquisition of a business. On April 6, 2017, we acquired certain operating assets associated with the Zhou Nutrition brand from Branson Books, LLC for $19.7 million, of which $17.7 million was paid in cash at the closing date with the remaining $2.0 million to be paid in cash over a two-year period from the closing date. During the nine months ended June 30, 2016, we made two acquisitions of businesses. On October 6, 2015, we acquired certain operating assets of Dynamic Health Laboratories, Inc. On February 18, 2016, we acquired certain operating assets of Aubrey Organics. The aggregate purchase price of these acquisitions was $26.2 million in cash.
Net cash provided by financing activities was $4.7 million and $8.1 million for the nine months ended June 30, 2017 and 2016, respectively. During these periods, financing activities primarily related to borrowings and repayments under our revolving credit facility, purchases of common stock for treasury, proceeds from the issuance of common stock related to our direct stock purchase plan and dividends paid on common stock.
In October 2007, we established a direct stock purchase plan. The purpose of this direct stock purchase plan is to provide a convenient way for existing stockholders, as well as new investors, to purchase shares of our common stock. A total of 1,500,000 shares of our common stock were initially registered under the plan, with 1,760 shares purchased during the nine months ended June 30, 2017. As of June 30, 2017, there were 1,372,342 shares of common stock available for purchase.
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
At June 30, 2017, we had outstanding revolving credit borrowings of $50.5 million under the Credit Agreement. Borrowings under the Credit Agreement are collateralized by substantially all of our assets. At our election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a Base Rate plus a variable margin. Base Rate is the higher of: (i) the Prime Lending Rate, (ii) the Federal Funds Rate plus 0.5% or (iii) the one-month Eurodollar Rate multiplied by the Statutory Reserve Rate plus 1.0% (capitalized terms are defined in the Credit Agreement, a copy of which was filed with the Securities and Exchange Commission on November 5, 2014). At June 30, 2017, the applicable weighted-average interest rate for outstanding borrowings was 2.42%. We are also required to pay a quarterly fee on the unused balance under the Credit Agreement. At June 30, 2017, the applicable rate was 0.25%. Accrued interest on Eurodollar Rate borrowings is payable based on elected intervals of one, two or three months. Accrued interest on base rate borrowings is payable quarterly. The Credit Agreement matures on November 4, 2019, and we are required to repay all principal and interest outstanding under the Credit Agreement on such date.
The Credit Agreement contains restrictive covenants, including limitations on incurring certain other indebtedness and requirements that we maintain certain financial ratios. As of June 30, 2017, we were in compliance with the restrictive covenants. Upon the occurrence of a default, the lender has various remedies or rights, which may include proceeding against the collateral or requiring us to repay all amounts outstanding under the Credit Agreement.
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
Contractual Obligations and Other Commitments
Our significant non-cancelable contractual obligations and other commitments as of June 30, 2017 were as follows:

	Payments Due By Period
Contractual Obligations and Other Commitments	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	(dollars in thousands)
Revolving credit facility	$50,500	$—	$50,500	$—	$—
Interest on revolving credit facility(a)	3,230	1,376	1,854	—	—
Operating leases	5,920	3,340	2,298	282	—
Total	$59,650	$4,716	$54,652	$282	$—
____________________

(a)
Represents estimated interest obligations associated with our outstanding revolving credit facility balance of $50.5 million at June 30, 2017, assuming no principal payments are made before maturity, a weighted-average interest rate of 2.42% and an underutilization fee rate of 0.25%.

Off-Balance Sheet Arrangements
Our operating lease commitments are disclosed in the Contractual Obligations and Other Commitments table above. As of June 30, 2017, we had no other off-balance sheet arrangements that have had, or are reasonably likely to have, a material effect on our consolidated financial statements.

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
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
At our election, borrowings bear interest at the applicable Eurodollar Rate plus a variable margin or at a Base Rate plus a variable margin. Base Rate is the higher of: (i) the Prime Lending Rate, (ii) the Federal Funds Rate plus 0.5% or (iii) the one-month Eurodollar Rate multiplied by the Statutory Reserve Rate plus 1.0%. At June 30, 2017, the applicable weighted-average interest rate for borrowings was 2.42% and we had total borrowings outstanding of $50.5 million. A hypothetical 100 basis point change in interest rates would not have had a material impact on our reported net income or cash flows for the nine months ended June 30, 2017 and 2016.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision of and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on the foregoing, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.
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
On July 21, 2017, a putative class action complaint challenging the merger was filed on behalf of Nutraceutical stockholders in the U.S. District Court for the District of Utah. The case is captioned Robert Berg v. Nutraceutical International Corporation, et al., Case No. 2:17-cv-00830-DS (D. Utah 2017). The complaint asserts claims under Section 14(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder, as well as claims under Section 20(a) of the Exchange Act against us, the members of our Board, HGGC, Nutrition Parent, LLC and Nutrition Sub, Inc. The plaintiff alleges that Amendment No. 1 to our preliminary proxy statement filed on July 12, 2017 omitted certain information with respect to the merger and seeks to enjoin the merger, rescission or an award of rescissory damages in the event the merger is consummated, and an award of the plaintiff's attorneys' fees and costs of the litigation. The defendants deny all of the allegations made by the plaintiff and believe the disclosures in the proxy statement and all amendments are adequate under the law, and intend to defend vigorously against all claims asserted.
Item 1A.    Risk Factors
There have been no material changes in our risk factors from those disclosed in our 2016 Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any unregistered equity securities during the quarterly period ended June 30, 2017.
Prior to fiscal 2017, our Board of Directors approved a share purchase program authorizing us to buy up to 5,500,000 shares of our common stock. As of June 30, 2017, there were 1,171,170 shares available for purchase under this program. The shares available for purchase under this program have no expiration date. There were no purchases under this program during the three months ended June 30, 2017.

Item 6.    Exhibits

2.1
Agreement and Plan of Merger, dated as of May 21, 2017, by and among Nutrition Parent, LLC, Nutrition Sub, Inc. and Nutraceutical International Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the SEC on May 22, 2017).

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

NUTRACEUTICAL INTERNATIONAL CORPORATION (Registrant)
Date: July 27, 2017	By:	/s/ CORY J. MCQUEEN
Cory J. McQueen Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)